Form 10-Q
period 2006-09-30
Eagle Rock Energy Partners, L.P.
filed 2006-11-14
CIK 1364541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33016

EAGLE ROCK ENERGY PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	68-0629883
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
14950 Heathrow Forest Parkway, Suite 111
Houston, Texas 77032
(Address of principal executive offices, including zip code)
(832) 327-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated Filer ☐            Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer had 20,817,945 common units outstanding as of November 14, 2006.

EAGLE ROCK ENERGY PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE ROCK PIPELINE, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,851,173	$19,371,706
Accounts receivable	40,874,929	43,557,479
Risk management assets	14,463,273	21,829,647
Prepayments and other current assets	285,342	1,277,364

Total current assets	72,474,717	86,036,196

PROPERTY, PLANT AND EQUIPMENT — Net	534,367,165	441,587,868
INTANGIBLE ASSETS — Net	135,722,016	115,000,292
RISK MANAGEMENT ASSETS	15,519,197	44,023,139
OTHER ASSETS	10,725,344	14,011,567

TOTAL	$768,808,439	$700,659,062

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,811,115	$43,401,308
Distributions payable-affiliate	—	5,000,000
Accrued liabilities	9,073,206	2,324,812
Risk management liabilities	—	2,259,819
Current maturities of long-term debt	750,000	3,866,038

Total current liabilities	42,634,321	56,851,977

LONG-TERM DEBT	396,231,073	404,600,000
ASSET RETIREMENT OBLIGATIONS	1,072,869	678,802
DEFERRED TAX LIABILITY	743,552	—
RISK MANAGEMENT LIABILITIES	15,514,260	30,432,547
COMMITMENTS AND CONTINGENCIES (Note 11) MEMBERS’ EQUITY (DEFICIT):
Common Unit Holders	117,642,558	208,013,148
Subordinated Unitholders	195,118,338	—
General Partner	(148,532)	82,588

Total members’ equity	312,612,364	208,095,736

TOTAL	$768,808,439	$700,659,062

See notes to consolidated financial statements.

EAGLE ROCK PIPELINE, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUE:
Natural gas liquids sales	$69,784,452	$4,125,679	$181,623,308	$11,907,421
Natural gas sales	47,564,174	1,481,010	146,750,210	3,148,916
Condensate	15,559,026	6,295	44,627,830	176,691
Gathering, compression, and processing fees	4,549,002	556,299	10,495,159	1,025,563
(Loss) gain on risk management instruments	14,031,071	—	(21,209,255)	—
Other	108,657	(204,681)	435,569	—

Total revenue	151,596,382	5,964,602	362,722,821	16,258,591

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	100,723,002	4,896,323	288,880,970	13,741,636
Operations and maintenance	9,093,820	530,401	23,891,615	869,953
General and administrative	3,097,328	475,136	9,108,076	1,401,254
Depreciation and amortization	11,243,890	258,380	31,458,507	778,123

Total costs and expenses	124,158,040	6,160,240	353,339,168	16,790,966

OPERATING (LOSS) INCOME	27,438,342	(195,638)	9,383,653	(532,375)
OTHER INCOME (EXPENSE):
Interest and other income	216,974	15,049	739,971	63,375
Interest and other expense	(14,547,286)	—	(20,993,513)	—

Total other (expense) income	(14,330,312)	15,049	(20,253,542)	63,375

INCOME (LOSS) BEFORE INCOME TAXES	13,108,030	(180,589)	(10,869,889)	(469,000)
INCOME TAX PROVISION	236,319	—	744,174	—

NET INCOME (LOSS)	$12,871,711	$(180,589)	$(11,614,063)	$(469,000)

See notes to consolidated financial statements.

EAGLE ROCK PIPELINE, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,614,063)	$(469,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,458,507	778,123
Amortization of debt issue costs	717,573	—
Reclassifying financing derivative settlements	(513,736)	—
Other	819,492	—
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	2,682,550	(236,824)
Prepayments and other current assets	972,168	46,328
Risk management activities	18,692,210	—
Accounts and distributions payable	(10,469,606)	401,804
Accrued liabilities	6,748,395	—
Other assets and liabilities	318,016	—

Net cash provided by operating activities	39,811,506	520,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(21,241,678)	(589,186)
Sale of fixed assets	—	—
Acquisitions	(100,524,298)	—
Escrow Cash	7,643,000	—
Purchase of intangible assets	(2,618,465)	(2,044)
Proceeds from sale of assets	—	—
Other investing activities	—	—

Net cash used in investing activities	(116,741,441)	(591,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,886,279)	—
Proceeds from revolver	3,000,000	—
Repayment from revolver	(11,618,927)	—
Payment of debt issuance costs	(2,866,038)	—
Proceeds from derivative contracts	513,736	—
Payment of deferred offering costs	(2,583,790)	—
Contribution by members	98,540,002	—
Distributions to members and affiliates	(7,689,302)	(6,120,060)
Increase (decrease) in Partner’s Equity	—	—

Net cash provided by (used in) financing activities	74,409,402	(6,120,060)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,520,533)	(6,190,859)
CASH AND CASH EQUIVALENTS — Beginning of period	19,371,706	8,235,336

CASH AND CASH EQUIVALENTS — End of period	$16,851,173	$2,044,477

(continued)

	Nine Months
	Ended September 30,
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid — net of amounts capitalized	$22,857,987	$—

Investments in property, plant, and equipment not paid	$1,092,019	$—

Distributions payable to member	$1,856,469	$—

Issuance of common units for MGS acquisition	$20,279,995	$—

See notes to consolidated financial statements.

EAGLE ROCK PIPELINE, L.P.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
Unaudited

						Eagle Rock
		Number of		Number of		Pipeline, L.P.
	General	Common	Common	Subordinated	Subordinated	Predecessor
	Partner	Units	Units	Units	Units	Equity	Total
BALANCE —December 31, 2005	$82,588	—	$208,013,148	—	$—	$—	$208,095,736

Net Income	(231,120)	—	(13,853,581)	—	2,470,638	—	(11,614,063)
Distributions	—	—	(1,856,469)	—	(832,833)	—	(2,689,302)
Conversion of common units to subordinated units	—	—	(193,480,533)	33,582,918	193,480,533	—	—
Issuance of common units	—	5,455,050	98,540,002	—	—	—	98,540,002

Issuance of common units in MGS acquisition	—	1,125,416	20,279,991	—	—	—	20,279,991

BALANCE — September 30, 2006	$(148,532)	6,580,466	$117,642,558	33,582,918	$195,118,338	$—	$312,612,364

See notes to consolidated financial statements.

EAGLE ROCK PIPELINE, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Eagle Rock Pipeline, L.P., a Delaware limited partnership, is an indirect wholly-owned subsidiary of Eagle Rock Holdings L.P. (“Holdings”). Eagle Rock Pipeline, L.P. was formed on November 14, 2005, for the purpose of owning a limited partnership interest in Eagle Rock Midstream Resources, L.P.
     Initial Public Offering — In May 2006, Eagle Rock Energy Partners, L.P., a Delaware limited partnership, an indirect wholly-owned subsidiary of Holdings, was formed for the purpose of completing a public offering of common units. On October 24, 2006, it offered and sold 12,500,000 common units in its initial public offering, or IPO, at a price of $19.00 per unit. Net proceeds from the sale of the units, $222.1 million after underwriting costs, were used for reimbursement of capital expenditures for investors prior to the IPO, replenish working capital, and distribution arrearage payment. In connection with the IPO, Eagle Rock Pipeline, L.P. was merged with and into a newly formed subsidiary of Eagle Rock Energy Partners, L.P., with Eagle Rock Pipeline, L.P. being the surviving entity. See Note 16-Subsequent Events for further description.
     Description of Business — Eagle Rock Pipeline, L.P., and effective October 24, 2006, Eagle Rock Energy Partners, L.P. (collectively, the “Partnership”; also see Note 2 below for a further definition), through wholly owned subsidiaries and partnerships, provides midstream energy services, including gathering, transportation, treating, processing and conditioning services in Texas and Louisiana. The Partnership’s natural gas pipelines gather natural gas from designated points near producing wells and transports these volumes to third-party pipelines, the Partnership’s gas processing plants, utilities and industrial consumers. Natural gas transported to the Partnership’s gas processing plants, either on the Partnership’s pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed into marketable natural gas and natural gas liquids (NGLs). The Partnership conducts its operations within Louisiana and two geographic areas of Texas. The Partnership’s Texas panhandle assets consist of assets acquired from ONEOK, Inc. on December 1, 2005 (see Note 4), and include gathering and processing assets (the “Panhandle Segment”). The Partnership’s Southeast Texas and Louisiana assets include a non-operated 25% undivided interest in a processing plant as well as a non-operated 20% undivided interest in a connected gathering system. In December 2005, the Partnership began operation of a newly constructed pipeline in Southeast Texas that connects to the non-operated system. This pipeline was completed on February 28, 2006. On March 31, 2006, the Partnership’s Southeast Texas and Louisiana Segment completed the acquisition of a 100% interest in the Brookeland and Masters Creek processing plants in Southeast Texas and Louisiana from Duke Energy Field Services (collectively, the Southeast Texas and Louisiana Segment). On June 2, 2006, the Partnership completed the acquisition of 100% of Midstream Gas Services, L.P. (see Note 4)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation and Principles of Consolidation — The accompanying financial statements include assets, liabilities and the results of operations of Eagle Rock Pipeline, L.P. from November 15, 2005 and the results of operations of Eagle Rock Midstream Resources L.P. and its predecessor entities for the periods prior to November 15, 2005. The reorganization of these entities was accounted for as a reorganization of entities under common control. The general partner interests of Eagle Rock Pipeline, L.P. and Eagle Rock Midstream Resources, L.P. are held by Eagle Rock Pipeline GP, L.L.C. a wholly owned subsidiary of Holdings. On March 22, 2006, Eagle Rock Pipeline GP, L.L.C. and Eagle Rock Pipeline, L.P. were converted to Delaware entities. Eagle Rock Pipeline, L.P., Eagle Rock Midstream Resources L.P., Eagle Rock Pipeline GP, L.L.C. and their subsidiaries and, effective October 24, 2006, Eagle Rock Energy Partners, L.P. are collectively referred to as “Eagle Rock Energy” or the “Partnership.”
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Eagle Rock Energy is the owner of a non-operating undivided interest in a gas processing plant and a gas gathering system. Eagle Rock Energy owns these interests as tenants in common with the majority owner-operator of the facilities. Accordingly, Eagle Rock Energy includes its pro-rata share of assets, liabilities, revenues and expenses related to these assets in its financial statements. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements. The unaudited consolidated interim financial statements as of and for the three months and nine months ended September 30, 2006 and 2005 have been prepared on the same basis as the annual financial statements and should be read in conjunction with the annual financial statements included in the Partnership registration statement on Form S-1 (333-134750) filed with the Securities and Exchange Commission.
     Use of Estimates — The preparation of the financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Although management believes the estimates are appropriate, actual results can differ from those estimates.
     Interim Condensed Disclosures — The information for the three months and nine months periods September 30, 2005 and 2006 is unaudited but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
     Cash and Cash Equivalents — Cash and cash equivalents include certificates of deposit or other highly liquid investments with maturities of three months or less at the time of purchase.
     Concentration and Credit Risk – Concentration and credit risk for the Partnership principally consists of cash and cash equivalents and accounts receivable.
     The Partnership places its cash and cash equivalents with high-quality institutions and in money market funds. The Partnership derives its revenue from customers primarily in the natural gas industry. On June 1, 2006, the Partnership increased the parties to which it was selling liquids and natural gas from two to seven. These industry concentrations have the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers could be affected by similar changes in economic, industry or other conditions. However, the Partnership believes the credit risk posed by this industry concentration is offset by the creditworthiness of the Partnership’s customer base. The Partnership’s portfolio of accounts receivable is comprised primarily of mid-size to large domestic corporate entities.
     Certain Other Concentrations — The Partnership relies on natural gas producer customers for its natural gas and natural gas liquid supply, with two producers accounting for 32.2% of its natural gas supply in its Panhandle Segment and 55.7% of its natural gas supply in the Southeast Texas Segment for the month ended September 30, 2006. While there are numerous natural gas and natural gas liquid producers and some of these producer customers are subject to long-term contracts, the Partnership may be unable to negotiate extensions or replacements of these contracts, on favorable terms, if at all. If the Partnership were to lose all or even a portion of the natural gas volumes supplied by these producers and was unable to acquire comparable volumes, the Partnership’s results of operations and financial position could be materially adversely affected.
     Property, Plant, and Equipment — Property, plant, and equipment consists primarily of gas gathering systems, gas processing plants, NGL pipelines, conditioning and treating facilities and other related facilities, which are carried at cost less accumulated depreciation. The Partnership charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the useful life or expand the capacity of the assets. The Partnership calculates depreciation on the straight-line method principally over 20-year estimated useful lives of the Partnership’s newly developed or acquired assets. The weighted average useful lives are as follows:

Pipelines and equipment	20 years
Gas processing and equipment	20 years
Office furniture and equipment	5 years
     The Partnership capitalizes interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. The Partnership did not record any capitalized interest through September 20, 2005. During the three and nine-month periods ended September 30, 2006, the Partnership capitalized interest of $169,048 and $225,698, respectively.

     The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets or enhance its productivity or efficiency from its original design are capitalized over the expected benefit or useful period.
     Impairment of Long-Lived Assets — Management evaluates whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. Management considers various factors when determining if these assets should be evaluated for impairment, including but not limited to:
•	significant adverse change in legal factors or in the business climate;

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast which demonstrates continuing losses associated with the use of a long-lived asset;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	significant adverse changes in the extent or manner in which an asset is used or in its physical condition;

•	a significant change in the market value of an asset; or

•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.
     If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets.
     Intangible Assets — Intangible assets consist of right-of-ways and easements and acquired customer contracts, which the Partnership’s amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $4,138,276 and $11,585,020 for the three and nine months ended September 30, 2006, respectively. There was no amortization expense for any period prior to December 1, 2005. Estimated aggregate amortization expense for each of the five succeeding years is as follows: 2007 — $16,572,000; 2008 — $16,572,000; 2009 — $16,572,000; 2010 — $16,572,000 and 2011 — $7,797,000. Intangible assets consisted of the following:

	September 30,	December 31,
	2006	2005
Rights-of-way and easements — at cost	$68,322,358	$57,714,082
Contracts	80,209,540	58,498,534
Less: accumulated amortization	12,809,882	1,212,324

Net Intangible assets	$135,722,016	$115,000,292

     The amortization period for our rights-of-way and easements was 20 years and contracts range from 5 to 16 years, respectively, and overall, approximately 13 years average in total as of September 30, 2006.
     Other Assets — Other assets primarily consist of costs associated with debt issuance ($8.1 million), net of amortization and deferred transaction costs related to the initial public offering ($2.6 million). As the IPO was effective October 24, 2006, transaction costs related to the initial public offering will be applied against members’ equity in the fourth quarter. Amortization of debt issuance costs is calculated using the straight-line method over the maturity of the associated debt (or the expiration of the contract).
     Transportation and Exchange Imbalances — In the course of transporting natural gas and natural gas liquids for others, the Partnership may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually redelivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2005, the Partnership had imbalance receivables totaling $231,822 and imbalance payables totaling $808,708, respectively. As of September 30, 2006, the Partnership had imbalance receivables totaling $1,159,596 and imbalance payables totaling $1,761,343, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.
     Revenue Recognition — Eagle Rock Energy’s primary types of sales and service activities reported as operating revenue include:
•	sales of natural gas, NGLs and condensate;

•	natural gas gathering, processing and transportation, from which Eagle Rock Energy generates revenues primarily through the compression, gathering, treating, processing and transportation of natural gas; and

•	NGL transportation from which we generate revenues from transportation fees.
     Revenues associated with sales of natural gas, NGLs and condensate are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery occurs. Revenues associated with transportation and processing fees are recognized when the service is provided.
     For gathering and processing services, Eagle Rock Energy either receives fees or commodities from natural gas producers depending on the type of contract. Commodities received are in turn sold and recognized as revenue in accordance with the criteria outlined above. Under the percentage-of-proceeds contract type, Eagle Rock Energy is paid for its services by keeping a percentage of the NGLs produced and a percentage of the residue gas resulting from processing the natural gas. Under the keep-whole contract type, Eagle Rock Energy purchases wellhead natural gas and sells processed natural gas and NGLs to third parties.
     Transportation, compression and processing-related revenue are recognized in the period when the service is provided and include the Partnership’s fee-based service revenue for services such as transportation, compression and processing.
     Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures which relate to an existing condition caused by past operations and do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Partnership has recorded environmental liabilities of $0.3 million as of December 31, 2005 and September 30, 2006.
     Income Taxes — No provision for federal income taxes related to the operation of Eagle Rock Energy is included in the accompanying consolidated financial statements as such income is taxable directly to the partners holding interests in the Partnership. The State of Texas enacted a margin tax in May 2006 which requires the Partnership to pay beginning in 2008. The method of calculation for this margin tax is similar to an income tax, requiring the Partnership to recognize currently the impact of this new tax on the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. An estimated deferred state tax income amount has been recorded for the nine months period ended September 30, 2006 of approximately $0.7 million. See Note 14.
     Derivatives – Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting, and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 provides that normal purchase and normal sale contracts, when appropriately designated, are not subject to the statement. Normal purchases and normal sales are contracts which provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Partnership’s forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all forward contracts fall within a one-month to five-year term; however, the Partnership does have certain contracts which extend through the life of the dedicated production. The Partnership uses financial instruments such as puts, swaps and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. The Partnership recognizes these financial instruments on its consolidated balance sheet at the instrument’s fair value with changes in fair value reflected in the statement of operations, as the Partnership has not designated any of these derivative instruments as hedges. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the statement of cash flows. See Note 10 for a description of the Partnership’s risk management activities.
NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations, financial position and related disclosures.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 in September 2006. This bulletin provides guidance regarding the methodology of quantifying the dollar amounts of errors in determining materiality of those errors. These methods should be implemented for annual financial statements covering the first fiscal year ending after November 15, 2006.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and No. 140. SFAS No. 155 amends SFAS No. 133, which required a derivative embedded in a host contract which does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS No. 155 amends SFAS No. 133 to narrow the scope of such exception to strips which represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS No. 155 amends SFAS No. 140, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued (or subject to a re-measurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Partnership will adopt SFAS No. 155 on January 1, 2007, and does not expect this standard to have a material impact, if any, on our combined financial statements.
     A significant portion of the Partnership’s sale and purchase arrangements are accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements which establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract or separately, in individual contracts which are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. In accordance with the provision of Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), the Partnership reflects the amounts of revenues and purchases for these transactions as a net amount in its consolidated statements of operations beginning with April 2006. For the nine month period ended September 30, 2006, the Partnership did not enter into any purchase and sale agreements with the same counterparty. As a result, the adoption of EITF 04-13 had no effect on operating income, net income or cash flows for the nine months ended September 30, 2006.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. The Partnership adopted this statement beginning January 1, 2006. The adoption of this statement had no impact and is not expected to have a material effect on our financial position or results of operations on future financial statements.
NOTE 4. ACQUISITIONS
     On March 31, 2006, the Partnership’s Southeast Texas and Louisiana Segment completed the acquisition of an 80% interest in the Brookeland gathering and processing facility, a 76.3% interest in the Masters Creek gathering system and 100% of the Jasper NGL line for $75,654,404 to solidify the Partnership’s Southeast Texas and Louisiana operations and to integrate with the segments existing operations. The Partnership commenced recording the results of operations for these acquired interests on April 1, 2006. On April 7, 2006, the remaining interests were acquired for $20,154,328 and the results of operations have also been recorded effective as of April 1, 2006, as results of operations for the period April 1, 2006 to April 7, 2006, were not material. Included in other assets at December 31, 2005, is $7,643,000 of escrow cash on deposit for the acquisition of these assets. This escrow cash was released on March 31, 2006. The purchase price was reflected as property, plant and equipment and intangible assets in the amounts of $69,711,637 and $6,314,027, respectively, based on their respective fair value as determined by management with the assistance of a third party value specialist. In addition to long term assets, the Partnership assumed certain accrued liabilities.
     On June 2, 2006, the Partnership purchased Midstream Gas Services, L.P. (“MGS”) for $4.7 million in cash and 1,125,416 in common units to integrate its operations with the Panhandle segments existing operations. The Partnership will issue up to 1,109,878 common units, subject to adjustment, to Natural Gas Partners VII, L.P., the primary equity owner of MGS, as a contingent earn-out payment if MGS achieves certain financial objectives for the year ending December 31, 2007. The Partnership commenced recording the results of operations on June 2, 2006.
     The following pro forma information for the nine month period ended September 30, 2006 assumes the Brookeland gathering and processing facility, the Masters Creek gathering system, the Jasper NGL line and the MGS interests had been acquired on January 1, 2006:

September 30, 2006
Pro Forma
Revenue	$376,841,241
Costs and expenses	(370,197,494)

Operating loss	6,643,747
Other expense, net	(20,432,002)
Income tax provision	(744,174)

Net loss	$(14,532,429)

NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS
     Fixed assets consisted of the following:

	September 30,	December 31,
	2006	2005
Land	$853,872	$326,818
Plant	73,197,858	63,718,080
Gathering and pipeline	438,480,696	345,295,404
Equipment and machinery	31,010,794	24,386,247
Vehicles and transportation equipment	536,604	1,970,047
Office equipment, furniture, and fixtures	482,195	132,659
Computer equipment	3,978,753	508,443
Corporate	—	126,448
Linefill	3,922,624	3,673,639
Construction in progress	5,178,075	4,888,085

	557,641,471	445,025,870
Less: accumulated depreciation and amortization	23,274,306	3,438,002

Net fixed assets	$534,367,165	$441,587,868

     Depreciation expense for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 were $7,084,413, $19,839,748, $258,380 and $778,123, respectively.
     Asset Retirement Obligations — On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarified the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event which may or may not be within our control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 had no impact on the Partnership’s financial statements.
     A reconciliation of our liability for asset retirement obligations is as follows:

Asset retirement obligations — January 1, 2005	$—
Addition to asset retirement obligations	673,526
Accretion	5,276

Asset retirement obligations — December 31, 2005	678,802
Addition to asset retirement obligations from Brookeland acquisition	318,569
Accretion	75,498

Asset retirement obligations — September 30, 2006	$1,072,869

     Asset retirement obligations prior to January 1, 2005 were not significant
NOTE 6. LONG-TERM DEBT
     Long-term debt consists of:

	September 30,	December 31,
	2006	2005
Revolver	$96,981,073	$7,600,000
Term loan	300,000,000	400,000,000
Other	—	866,038

Total Debt	396,981,073	408,466,038
Less: current portion	750,000	3,866,038

Total Long-term debt	$396,231,073	$404,600,000

     On August 31, 2006, the Partnership amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is a $500 million credit agreement with a syndicate of commercial and investment banks and institutional lenders, with Goldman Sachs Credit Partners L.P., as the administrative agent. The Amended and Restated Credit Agreement provides for $300 million aggregate principal amount of Series B Term Loans (the “Term Loan”) and up to $200 million aggregate principal amount of Revolving Commitments (the “Revolver”). The Amended and Restated Credit Agreement includes a sub limit for the issuance of standby letters of credit for the aggregate unused amount of the Revolver. At September 30, 2006, the Partnership had $2.5 million of outstanding letters of credit. In addition, the loan agreement allows the Partnership to expand its credit facility by an additional $100 million if the Partnership meets certain financial conditions.
     In connection with the Amended and Restated Credit Agreement, the Partnership incurred debt issuance costs of $2.4 million, of which approximately $0.4 million was expensed during the quarter ended September 30, 2006, with the remaining portion to be amortized over the remaining term of the agreement.
     Prior to the initial public offering, the principal amount due under the Term Loan was to be repaid in consecutive quarterly installments on the four quarterly scheduled interest payment dates applicable to the Term Loan, commencing September 30, 2006, in an amount equal to one-quarter percent (0.25%) of the original principal amount outstanding with the remaining outstanding principal amount due on the Term Loan maturity date. A principal amount was paid on October 2, 2006, in the amount of $750,000. With the consummation of the Partnership’s initial public offering on October 27, 2006, quarterly installments under the Term Loan will cease with the balance due on the Term Loan maturity date, August 31, 2011. The Revolver matures on the revolving commitment termination date, August 31, 2011.
     In certain instances defined in the Amended and Restated Credit Agreement, the Term Loan is subject to mandatory repayments and the Revolver is subject to a commitment reduction for cumulative asset sales exceeding $15 million; insurance/condemnation proceeds; the issuance of equity securities; the issuance of debt; and up until the Partnership completes an initial public offering, when the Partnership has consolidated excess cash flow (as defined). The Amended and Restated Credit Agreement requires that prior to completing an initial public offering, the Partnership shall, no later than forty-five days after the end of any fiscal year resulting in consolidated excess cash flow, prepay the Term Loan and/or reduce the revolving commitments in an aggregate amount equal to (i) 75% of Consolidated Excess Cash Flow minus (ii) voluntary and scheduled repayments of the Term Loan; provided that after $200 million of the Term Loan has been repaid, the Partnership will only be required to make the prepayments and/or reductions in an amount equal to (i) 50% of consolidated excess cash flow minus (ii) voluntary and scheduled repayments of the Term Loan. With consummation of the Partnership’s initial public offering, this repayment requirement was eliminated.
     The Amended and Restated Credit Agreement contains various covenants which limit the Partnership’s ability to grant certain liens; make certain loans and investments; make certain capital expenditures outside the Partnership’s current lines of business or certain related lines of business; make distributions other than from available cash; merge or consolidate with or into a third party; or engage in certain asset dispositions, including a sale of all or substantially all of the Partnership’s assets. Additionally, the Amended and Restated Credit Agreement limits the Partnership’s ability to incur additional indebtedness with certain exceptions and purchase money indebtedness and indebtedness related to capital or synthetic leases not to exceed $7.5 million.
     The Amended and Restated Credit Agreement also contains covenants, which, among other things, requires the Partnership, on a consolidated basis, to maintain specified ratios or conditions as follows:
•	EBITDA (as defined) to interest expense of not less than 2.0 to 1.0 through December 31, 2006 and 2.50 to 1.0 thereafter or upon consummation of the Partnership’s initial public offering; and

•	Total consolidated funded debt to EBITDA (as defined) of not more than 6.0 to 1.0 through December 31, 2006 and 5.0 to 1.0 thereafter or upon consummation of the Partnership’s initial public offering and 5.25 to 1.0 for the three quarters following an acquisition;
     Based upon the senior debt to EBITDA ratio calculated as of September 30, 2006 (utilizing the September 2006 quarter Consolidated Adjusted EBITDA as defined under the Credit Agreement multiplied by four for an adjusted annual EBITDA amount for the ratio), the Partnership has approximately $85 million of unused capacity under the Amended and Restated Credit Agreement Revolver.
     At the Partnership’s election, the Term Loan and the Revolver bears interest on the unpaid principal amount either at a base rate plus the applicable margin (defined as 1.25% per annum, reducing to 1.00% when consolidated funded debt to EBITDA (as defined) is less than 3.5 to 1); or at the Adjusted Eurodollar Rate plus the applicable margin (defined as 2.25% per annum, reducing to 2.00% when consolidated funded debt to EBITDA (as defined) is less than 3.5 to 1). At August 31, 2006, the Partnership elected the Eurodollar Rate plus the applicable margin (defined as 2.25%) for a cumulative rate of 7.65%. The applicable margin will increase permanently by 0.50% per annum on January 31, 2007, if by such date the loans under this Amended and Restated Credit Agreement have not obtained a rating by both S&P and Moody’s, and each applicable margin set forth shall decrease by 0.25% per annum on the date the loans under the Amended and Restated Credit Agreement obtain ratings equal to or greater than Ba3 by Moody’s and BB- by S&P, which decrease shall remain in effect so long as such ratings are maintained. The Partnership is planning to solicit a rating from the rating agencies by January 31, 2007.
     Base rate interest loans are paid the last day of each March, June, September and December. Eurodollar Rate Loans are paid the last day of each interest period, representing one-, two-, three- or six-, nine- or twelve-months, as selected by the Partnership. Interest on the Term Loans is paid each December 31, March 31, June 30 and September 30 of each year, commencing on September 30, 2006. The Partnership pays a commitment fee equal to (1) the average of the daily difference between (a) the revolver commitments and (b) the sum of the aggregate principal amount of all outstanding revolver loans plus the aggregate principal amount of all outstanding swing loans times (2) 0.50% per annum; provided, the commitment fee percentage shall increase permanently by 0.25% per annum on January 31, 2007 if the loans under the Amended and Restated Credit Agreement have not obtained a rating by both S&P and Moody’s. The Partnership also pays a letter of credit fee equal to (1) the applicable margin for revolving loans which are Eurodollar Rate loans times (2) the average aggregate daily maximum amount available to be drawn under all such Letters of Credit (regardless of whether any conditions for drawing could then be met and determined as of the close of business on any date of determination). Additionally, the Partnership pays a fronting fee equal to 0.125%, per annum, times the average aggregate daily maximum amount available to be drawn under all letters of credit.
     The obligations under the Amended and Restated Credit Agreement are secured by first priority liens on substantially all of the Partnership’s assets, including a pledge of all of the capital stock of each of its subsidiaries.
     Prior to entering in the Amended and Restated Credit Agreement, the Partnership operated under a $475 million credit agreement (the “Credit Agreement”) with a syndicate of commercial banks, including Goldman Sachs Credit Partners L.P., as the administrative agent. The Credit Agreement was entered into on December 1, 2005. The Credit Agreement provided for $400 million aggregate principal amount of Series A Term Loans (the “Original Term Loan”) and up to $75 million ($100 million effective June 2, 2006) aggregate principal amount of Revolving Commitments (the “Original Revolver”). The Credit Agreement included a sub limit for the issuance of standby letters of credit for the lesser of $55 million or the aggregate unused amount of the Original Revolver. At December 31, 2005, the Partnership had $400 million outstanding under the Original Term Loan, $7.6 million outstanding under the Original Revolver and $0.1 million of outstanding letters of credit.
     The Partnership was in compliance with the financial covenants under the Amended and Restated Credit Agreement as of September 30, 2006. If an event of default existed under the Amended and Restated Credit Agreement, the lenders would be able to accelerate the maturity of the Amended and Restated Credit Agreement and exercise other rights and remedies.
NOTE 7. MEMBERS’ EQUITY
     At December 31, 2005, the Partnership had common units outstanding representing 98.01% of limited partnership interest and 1.99% of general partner interests all of which were controlled by Holdings. On March 27, 2006, the Partnership sold 5,455,050 common units in a private placement for $98,300,002 and converted the 98.01% limited partnership interest into 33,582,918 subordinated units. Additionally, Holdings contributed $240,000 during the nine months ended September 30, 2006. In June 2006, the Partnership issued 1,125,416 common units in connection with the MGS acquisition. At September 30, 2006, there were 6,580,466 common units and 33,582,918 subordinated units outstanding.
     Subordinated units represent limited liability interests in the Partnership, and holders of subordinated units exercise the rights and privileges available to unitholders under the limited liability company agreement. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.32 per unit for the quarter ended September 30, 2006 and $0.35 per unit for each quarter thereafter. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends. Pursuant to the Partnership’s agreement of limited partnership, the subordination period will extend until the occurrence of an initial public offering of the Partnership or the earliest date following March 31, 2009 for which there does not exist any cumulative common unit arrearage.
     On August 15, 2006, the Partnership declared and paid a distribution of $1,856,469 to its common unit holders. As of September 30, 2006, the Partnership was in arrears on its subordinated units and general partner units in the amount of $10,746,534 and $262,292, respectively for the second quarter, 2006. The arrearages were declared and paid at the time of the initial public offering.
     With the initial public offering on October 24, 2006, the Partnership issued 12,500,000 common units and converted the private placement units to 4,732,259 common units. Eagle Rock Energy GP, L.P. as the general partner of the Partnership has 844,551 general partner units. Holdings has 3,429,236 common units and 20,691,496 subordinated units of the Partnership.

     On November 10, 2006, the Partnership declared a distribution of $0.35 for common and subordinated units on record as of September 30, 2006. The distribution, $14.3 million, was paid on November 14, 2006, from the September cash flow activities.
NOTE 8. RELATED PARTY TRANSACTIONS
     On December 1, 2005, Holdings modified its management fee arrangement with Natural Gas Partners. Under the agreement, Natural Gas Partners increased the management fee to $500,000 annually; however, the fee increases to $1 million annually upon completion of an initial public offering. These fees have been pushed down to the Partnership by Holdings. For the three and nine months period ended September 30, 2006, Eagle Rock Energy recorded management fees to Natural Gas Partners totaling $132,500 and $397,500, respectively. During the fourth quarter of 2005, the Partnership declared and accrued a $5 million distribution to Natural Gas Partners. This distribution was included in the balance sheet at December 31, 2005, in distributions payable — affiliate. During the September 2006 quarter, a distribution of $60,127 was declared and paid to Natural Gas Partners.
     As discussed in Note 4, on June 2, 2006, the Partnership acquired Midstream Gas Services, L.P. Midstream Gas Services, L.P. was a portfolio company of Natural Gas Partners.
     On July 1, 2006, the Partnership entered into a month-to-month contract for the sale and purchase of natural gas with an affiliate of Natural Gas Partners, under which the Partnership’s panhandle segment has the option to sell a portion of its gas supply. The Partnership has received a Letter of Credit related to this agreement.
     As discussed below in Note 16, with the consummation of the initial public offering, Holdings paid Natural Gas Partners $6 million to terminate the management advisory agreement. The Partnership will expense the termination cost in the fourth quarter of 2006, and additionally, the Partnership entered into an Omnibus Agreement with Eagle Rock Energy G&P, LLC, Holdings, and the Partnership’s general partner which requires the Partnership to reimburse Eagle Rock Energy G&P, LLC and Holdings for the payment of certain operating expenses and insurance coverage expenses incurred on our behalf and certain indemnification obligations.
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.
     The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. As of September 30, 2006, the debt associated with the Amended and Restated Credit Agreement bore interest at floating rates. As such, carrying amounts of this debt instruments approximates fair value.
NOTE 10. RISK MANAGEMENT ACTIVITIES
     The Credit Agreement required the Partnership to enter into interest rate risk management activities. In December 2005, the Partnership entered into various interest rate swaps. These swaps convert the variable-rate term loan into a fixed-rate obligation. The purpose of entering into this swap is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments for a period of five years from January 1, 2006 to January 1, 2011. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense. The table below summarizes the terms, amounts received or paid and the fair values of the various interest swaps:

Roll Forward	Expiration	Notional	Fixed	Fair Value
Effective Date	Date	Amount	Rate	September 30, 2006
01/03/2006	01/03/2011	$100,000,000	4.9500%	$267,479
01/03/2006	01/03/2011	100,000,000	4.9625	216,339
01/03/2006	01/03/2011	50,000,000	4.8800	277,856
01/03/2006	01/03/2011	50,000,000	4.8800	277,856
     For the three and nine months period ended September 30, 2006, the Partnership recorded a fair value loss within interest expense of $6,448,856 and fair value gain of $2,638,752, respectively. As of September 30, 2006, the fair value of these contracts totaled $1,039,530.

     The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors which are beyond the Partnership’s control. In order to manage the risks associated with natural gas and NGLs, the Partnership engages in risk management activities that take the form of commodity derivative instruments. Currently these activities are governed by the Board of Directors, which today typically prohibits speculative transactions and limits the type, maturity and notional amounts of derivative transactions. We are implementing a Risk Management Policy which will allow management to execute crude oil, natural gas liquids and natural gas hedging instruments in order to reduce exposure to substantial adverse changes in the prices of these commodities. We intend to monitor and ensure compliance with this Risk Management Policy through senior level executives in our operations, finance and legal departments.
     In October and December 2005, the Partnership entered into the following:
•	Over-the-counter NGL puts, costless collar and swap transactions for the sale of Mont Belvieu gas liquids with a combined notional amount of 530,000 Bbls per month for a term from January 2006 through December 2010;

•	Condensate puts and costless collar transactions for the sale of West Texas Intermediate crude oil with a combined notional amount of 250,000 Bbls per month for a term from January 2006 through December 2010; and

•	Natural gas calls for the sale of Henry Hub natural gas with a notional amount of 200,000 MMBtu per month for a term from January 2006 through December 2007.
     During 2006, the Partnership entered into the following additional risk management activities:
•	Costless collar transactions for West Texas Intermediate crude oil with a combined notional amount of 50,000 Bbls per month for a term of October through December 2006; and, 60,000 Bbls per month for a term of January 2007 through December 2007.

•	Fixed swap agreements to hedge WTS-WTI basis differential in amount of 20,000 Bbls per month for a term of October-December 2006; and, 20,000 Bbls per month for a term of January through December 2007.

•	Natural gas fixed swap agreements to hedge short natural gas positions with a combined notional amount of 100,000 MMBtu per month for the term of August 2006 through September 2006.
     The counterparties used for these transactions have investment grade ratings. The NGL and condensate derivatives are intended to hedge the risk of weakening NGL and condensate prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. The natural gas derivatives are included to hedge the risk of increasing natural gas prices with the offsetting value of the natural gas calls.
     Eagle Rock Energy has not designated these derivative instruments as hedges and as a result is marking these derivative contracts to market with changes in fair values recorded as an adjustment to the mark-to-market gains / losses on risk management transactions within revenue. The Partnership did not have any risk management activities as of September 30, 2005. As of December 31, 2005, the fair value of these contracts totaled $34,759,642. For the three month period ended September 30, 2006, the Partnership recorded gain on risk management instruments of $14,031,071, representing a fair value (unrealized) gain of $19,178,557, amortization of put premiums of $4,698,401 and net (realized) settlements from the Partnership of $449,085. For the nine month period ended September 30, 2006, the Partnership recorded a loss on risk management instruments of $21,209,255, representing a fair value (unrealized) loss of $6,802,247, amortization of put premiums of $14,528,705 and net (realized) settlements to the Partnership of $121,697. As of September 30, 2006, the fair value of these contracts, including the put premiums, totaled $13,428,689.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — The Partnership is subject to several lawsuits, primarily related to the payments of liquids and gas proceeds in accordance with contractual terms. The Partnership has accruals of $1,631,000 as of December 31, 2005 and $1,362,045, as of September 30, 2006, related to these matters. In addition, the Partnership is also subject to other lawsuits related to the payment of liquid and gas proceeds in accordance with contractual terms for which the Partnership has been indemnified up to a certain dollar amount. For the indemnified lawsuits, the Partnership has not established any accruals as the likelihood of these suits being successful against them is considered remote. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership could make a claim against the indemnification up to limits of the indemnification. These matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
     Insurance — Eagle Rock Energy carries insurance coverage which includes the assets and operations, which management believes is consistent with companies engaged in similar commercial operations with similar type properties. These insurance coverages includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Eagle Rock Energy field operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, (4) property insurance covering the replacement value of all real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense, and (5) corporate liability policies including Directors and Officers coverage and Employment Practice liability coverage. All coverages are subject to certain deductibles, terms, and conditions common for companies with similar types of operation.
     Eagle Rock Energy also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size. The cost of general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.
     Regulatory Compliance — In the ordinary course of business, the Partnership is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position of the Partnership.
     Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership’s combined results of operations, financial position or cash flows. At December 31, 2005 and September 30, 2006, the Partnership had liabilities of $300,000 recorded for environmental matters.
     Other Commitments and Contingencies — The Partnership utilizes assets under operating leases for its corporate office and in several areas of its operation. Rental expense, including leases with no continuing commitment, amounted to $1,469,249 and $37,136 for the nine months ended September 30, 2006 and 2005, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term. At December 31, 2005, commitments under long-term non-cancelable operating leases for the next five years and thereafter are payable as follows: 2006 — $237,544; 2007 — $581,991; 2008 — $559,941; 2009 — $520,293; 2010 — $228,012 and thereafter — $228,012.

NOTE 12. SEGMENTS
     Based on the Partnership’s approach to managing its assets, the Partnership believes its operations consist of two geographic segments and one functional (corporate) segment: (i) gathering, processing, transportation and marketing of natural gas in the Texas Panhandle (“Panhandle Segment”), (ii) gathering, natural gas processing and related NGL transportation in the Southeast Texas and Louisiana Segment, and (iii) risk management and other corporate activities. The Partnership’s chief operating decision-maker currently reviews its operations using these segments. The Partnership evaluates segment performance based on segment margin before depreciation and amortization. Transactions between reportable segments are conducted on a basis believed to be at market values. Prior to the December 1, 2005, acquisition of ONEOK Texas, the Partnership had only one segment.
     Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

		Southeast
($ in millions)		Texas and
Three months period ended September 30, 2006	Panhandle	Louisiana	Corporate		Total
Sales to external customers	$112.8	$24.8	$14.0	(a)	$151.6
Interest expense and other financing costs	—	—	14.4		14.4
Depreciation and amortization	8.9	1.6	0.8		11.3
Segment profit (loss)(b)	30.7	6.2	13.9		50.8
Capital expenditures	0.2	7.5	0.4		8.1
Segment assets	565.6	122.5	80.7		768.8

		Southeast
($ in millions)		Texas and
Three Months period ended September 30, 2005	Panhandle	Louisiana	Corporate	Total
Sales to external customers	$—	$6.0	$—	$6.0
Interest expense and other financing costs	—	—	—	—
Depreciation and amortization	—	0.3	—	0.3
Segment profit (loss)(b)	—	—	—	—
Capital expenditures	—	0.6	—	0.6
Segment assets	—	17.4	2.0	19.4

		Southeast
($ in millions)		Texas and
Nine months period ended September 30, 2006	Panhandle	Louisiana	Corporate		Total
Sales to external customers	$324.9	$59.0	$(21.2	)(a)	$362.7
Interest expense and other financing costs	—	—	20.3		20.3
Depreciation and amortization	26.4	4.3	0.8		31.5
Segment profit (loss)(b)	80.8	14.3	(21.3)		73.8
Capital expenditures	5.6	12.0	3.4		21.0
Segment assets	565.6	122.5	80.7		768.8

		Southeast
($ in millions)		Texas and
Nine Months period ended September 30, 2005	Panhandle	Louisiana	Corporate	Total
Sales to external customers	$—	$16.3	$—	$16.3
Interest expense and other financing costs	—	(0.1)	—	(0.1)
Depreciation and amortization	—	0.8	—	0.8
Segment profit (loss)(b)	—	2.5	—	2.5
Capital expenditures	—	0.6	—	0.6
Segment assets	—	17.4	2.0	19.4

(a)	Represents results of our derivatives activity.

(b)	Segment profit (loss) is defined as sales to external customers minus cost of natural gas and natural gas liquids and other cost of sales. Sales to external customers for the corporate column include the impact of the risk management activities.

     The following table reconciles segment profit (loss) to income from continuing operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
($ in millions)	2006	2005	2006	2005
Segment profit	$50.8	$1.1	$73.8	$2.5
Operations and maintenance	(9.1)	(0.5)	(23.9)	(0.9)
General and administrative	(3.0)	(0.5)	(9.1)	(1.4)
Depreciation and amortization	(11.2)	(0.3)	(31.4)	(0.7)
Interest expense, net	(14.4)	—	(20.3)	—
Provision for income taxes	(0.2)	—	(0.7)	—

Net income (loss)	$12.9	$(0.2)	$(11.6)	$(0.5)

NOTE 13. EMPLOYEE BENEFIT PLAN
     In 2004, the Partnership began providing a defined contribution benefit plan to its employees who have been with the Partnership longer than six months. The plan provides for a dollar for dollar matching contribution by the Partnership of up to 3% of an employee’s contribution and 50% of additional contributions up to an additional 2%. Additionally, the Partnership contributes 6% of a participating employee’s base salary annually, contributed at 3% twice a year. Expenses under the plan for the nine months ended September 30, 2006 and 2005 were $373,146 and $36,028, respectively.
NOTE 14. INCOME TAXES
     In May 2006, the State of Texas enacted a margin tax which will become effective in 2008. This margin tax will require the Partnership to determine a tax of 1.0% on our “margin,” as defined in the law, beginning in 2008 based on our 2007 results. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the cost of the products sold for federal income tax purposes, in the State of Texas. Under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Partnership is required to record the effects on deferred taxes for a change in tax rates or tax law in the period includes the enactment date.
     Under FAS 109, taxes based on income like the Texas margin tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.
     Temporary differences related to the Partnership’s property will affect the Texas margin tax, and we have recorded a deferred tax liability in the amount of $0.7 million as of September 30, 2006
NOTE 15. EQUITY-BASED COMPENSATION
     The Partnership will recognize compensation expense of $2.4 million over the vesting period associated with the initial restricted common unit awards on a straight line basis using the fair value of the units at time of grant under the long-term incentive plan in connection with the initial public offering, discussed in Note 16.

NOTE 16. SUBSEQUENT EVENTS
     Initial Public Offering — On October 24, 2006, Eagle Rock Energy Partners, L.P. completed its initial public offering, or IPO. It issued 12,500,000 common units to the public, representing a 29.6% limited partner interest. Holdings, upon contribution of certain assets and ownership of operating subsidiaries, received 3,459,236 common units and 20,691,495 subordinated units, totaling an aggregate 57.2% limited partner interest, and all of the equity interests in the Partnership’s general partner, Eagle Rock Energy GP, L.P., which owns a 2% general partner interest. Additional private investors, after conversion of their ownership in Eagle Rock Pipeline, L.P. received 4,732,259 common units, representing an 11.2% limited partner interest in the Partnership. In connection with the IPO, Eagle Rock Pipeline, L.P. was merged with and into a newly formed subsidiary of Eagle Rock Energy Partners, L.P. with Eagle Rock Pipeline, L.P. being the surviving entity.
     The net proceeds from the offering of approximately $219.1 million, after deducting underwriting discounts and fees and offering expenses, were used for the following: (i) to replenish approximately $35.0 million of working capital distributed prior to the consummation of the offering to the existing equity owners of Eagle Rock Pipeline, L.P., (ii) to satisfy the Partnership’s obligation to reimburse Holdings and certain private investors for approximately $173.1 million of capital expenditures incurred prior to the offering related to the assets contributed to the Partnership and as partial consideration for the contribution of those assets, and (iii) to distribute approximately $11.0 million to Holdings as a cash distribution from Eagle Rock Pipeline, L.P. in respect of arrearages on the existing subordinated and general partner units of Eagle Rock Pipeline, L.P. owned by Holdings. In addition, a portion of the proceeds were used to reimburse the Partnership for transaction costs of the offering.
     In addition, Holdings paid $6.0 million on October 24, 2006, to Natural Gas Partners as consideration for the termination of an advisory services, reimbursement and indemnification agreement between Natural Gas Partners and Holdings. The Partnership will expense the $6 million termination fee in the fourth quarter of 2006.
     Omnibus Agreement — On October 24, 2006, the Partnership entered into an Omnibus Agreement with Eagle Rock Energy G&P, LLC, Holdings and the Partnership’s general partner which requires the Partnership to reimburse Eagle Rock Energy G&P, LLC (“G&P”) and Holdings for the payment of certain operating expenses and insurance coverage expenses incurred on our behalf and certain indemnification obligations.
     Long-Term Incentive Plan — On October 25, 2006, G&P approved a long-term incentive plan (LTIP) for its employees, directors and consultants who provide services to the Partnership covering an aggregate of 1,000,000 common units options, restricted units and phantom units. With the consummation of the initial public offering on October 25, 2006, 126,450 restricted common units were issued to the employees and directors of G&P who provide services to the Partnership. The awards generally vest on the basis of one-third of the award each year. During the restriction period, distributions associated with the granted units will be held by the Partnership and will be distributed to the awardees upon the restrictions lapsing. No options or phantom units have been issued to date.
     Quarterly Distribution — On November 10, 2006, the Partnership declared a $0.35 distribution per common and subordinated unit for the September 2006 quarter based upon unitholders of record as of September 30, 2006. The distribution of $ 14.3 million was paid on November 14, 2006.
     The following table shows unaudited pro forma financial information of the Partnership giving effect to the Offering and payment of the termination fee for the advisory service to Natural Gas Partners.

	September 30, 2006
($ in thousands)	Historical	Pro Forma
Cash and cash equivalents	$16,851	$48,851
Accounts receivable	40,875	10,875
Members’ equity	311,556	311,556

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a Delaware limited partnership formed in May 2006 to own and operate the assets that have historically been owned and operated by Eagle Rock Holdings, L.P. and its subsidiaries. In 2002, certain members of our management team formed Eagle Rock Energy, Inc. to provide midstream services to natural gas producers. In connection with the acquisition in 2003 of the Dry Trail plant (subsequently sold in July 2004), a CO(2) tertiary recovery plant located in the Oklahoma panhandle, members of our management team and Natural Gas Partners formed Eagle Rock Holdings, L.P., the successor to Eagle Rock Energy, Inc., to own, operate, acquire and develop complementary natural gas midstream assets. Our growth is organic as well as through acquisitions. We have grown significantly through acquisitions, including the acquisitions of:
•	our Texas Panhandle Systems from ONEOK Texas Field Services, L.P.;

•	our Brookeland processing plant and system and Masters Creek system from Duke Energy Field Services, L.P. and Swift Energy Corporation;

•	our pro-rata undivided interests in the Indian Springs processing plant and Camp Ruby gathering system, both of which are operated by an affiliate of Enterprise Products Partners, L.P.; and

•	Midstream Gas Services, L.P.
     Our organic growth projects include the expansion and extension of our gathering systems in the Texas Panhandle (East-West gathering pipeline) and our Tyler County pipeline and extension allowing for flexibility between our Southeast Texas and Louisiana systems (Brookeland, Masters Creek and Indian Springs), as well as increasing gas well comments and processing plants modifications.
     We believe we have significant opportunities for continued expansion of our existing gathering and processing systems in order to increase the capacity, efficiency and profitability of these systems through the implementation of commercial and operational development projects.
Cautionary Note Regarding Forward-Looking Statements
     Certain matters discussed in this report, excluding historical information, as well as some statements by Eagle Rock Energy Partners, L.P. (the Partnership) in periodic press releases and some oral statements of Partnership officials during presentations about the Partnership, include certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although the Partnership believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that these objectives will be reached. Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors which determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see the Partnership’s Registration Statement on Form S-1filed with the Securities and Exchange Commission on October 13, 2006.
Our Operations
     Our results of operations for our Panhandle segment and our southeast Texas and Louisiana segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed and transported through our gathering, processing and pipeline systems and the associated commodity price. We gather and process natural gas pursuant to a variety of arrangements generally categorized as “fee-based” arrangements, “percent-of-proceeds” arrangements and “keep-whole” arrangements. Under fee-based arrangements, we earn cash fees for the services we render. Under the latter two types of arrangements, we generally purchase raw natural gas and sell processed natural gas and NGLs.

     Percent-of-proceeds and keep-whole arrangements involve commodity price risk to us because our margin is based in part on natural gas and NGL prices. We seek to minimize our exposure to fluctuations in commodity prices in several ways, including managing our contract portfolio. In managing our contract portfolio, we classify our gathering and processing contracts according to the nature of commodity risk implicit in the settlement structure of those contracts.
•	Fee-Based Arrangements. Under these arrangements, we generally are paid a fixed cash fee for performing the gathering and processing service. This fee is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. A sustained decline, however, in commodity prices could result in a decline in volumes and, thus, a decrease in our fee revenues. These arrangements provide stable cash flows, but minimal, if any, upside in higher commodity price environments. As of September 30, 2006, these arrangements accounted for about 14.6% of our natural gas volumes as compared to approximately 13.9% as of June 30, 2006.

•	Percent-of-Proceeds Arrangements. Under these arrangements, we generally gather raw natural gas from producers at the wellhead, transport the gas through our gathering system, process the gas and sell the processed gas and/or NGLs at prices based on published index prices. These arrangements provide upside in high commodity price environments, but result in lower margins in low commodity price environments. Under these arrangements, our margins should not be negative. We regard the margin from this type of arrangement, that is, the sale proceeds less amounts remitted to the producers, as an important analytical measure of these arrangements. The price paid to producers is based on an agreed percentage of one of the following: (1) the actual sale proceeds; (2) the proceeds based on an index price; or (3) the proceeds from the sale of processed gas or NGLs or both. We refer to contracts in which we share only in specified percentages of the proceeds from the sale of NGLs and in which the producer receives 100% of the proceeds from natural gas sales, as “percent-of-liquids” arrangements. Under percent-of-proceeds arrangements, our margin correlates directly with the prices of natural gas and NGLs and under percent-of-liquids arrangements, our margin correlates directly with the prices of NGLs (although there is often a fee-based component to both of these forms of contracts in addition to the commodity sensitive component). As of September 30, 2006, these arrangements accounted for about 72.8% of our natural gas volumes as compared to approximately 72.7% as of June 30, 2006. Approximately 76% of the percent-of-proceeds volumes as of September 30, 2006 also have fee components.

•	Keep-Whole Arrangements. Under these arrangements, we process raw natural gas to extract NGLs and pay to the producer the full thermal equivalent volume of raw natural gas received from the producer in the form of either processed gas or its cash equivalent. We are generally entitled to retain the processed NGLs and to sell them for our account. Accordingly, our margin is a function of the difference between the value of the NGLs produced and the cost of the processed gas used to replace the thermal equivalent value of those NGLs. The profitability of these arrangements is subject not only to the commodity price risk of natural gas and NGLs, but also to the price of natural gas relative to NGL prices. These arrangements can provide large profit margins in favorable commodity price environments, but also can be subject to losses if the cost of natural gas exceeds the value of its thermal equivalent of NGLs. Many of our keep-whole contracts include provisions that reduce our commodity price exposure, including (1) conditioning floors that require the keep-whole contract to convert to a fee-based arrangement if the NGLs have a lower value than their thermal equivalent in natural gas, (2) embedded discounts to the applicable natural gas index price under which we may reimburse the producer an amount in cash for the thermal equivalent volume of raw natural gas acquired from the producer, or (3) fixed cash fees for ancillary services, such as gathering, treating and compressing. As of September 30, 2006, these arrangements accounted for about 12.6% of our natural gas volumes as compared to approximately 13.4% as of June 30, 2006. Approximately 82% of these keep-whole arrangements have fee components.
     In addition, we are a seller of NGLs and are exposed to commodity price risk associated with downward movements in NGL prices. NGL prices have experienced volatility in recent years in response to changes in the supply and demand for NGLs and market uncertainty. In response to this volatility, we have instituted a hedging program to reduce our exposure to commodity price risk. Under this program, we have hedged substantially all of our share of NGL volumes under percent-of-proceed and keep-whole contracts in 2006 and 2007 through the purchase of

NGL put contracts, costless collar contracts and swap contracts. We have also hedged substantially all of our share of NGL volumes under percent-of-proceed contracts from 2008 through 2010 through a combination of direct NGL hedging as well as indirect hedging through crude oil costless collars. Additionally, to mitigate the exposure to natural gas prices from keep-whole volumes, we have purchased natural gas calls from 2006 to 2007 to cover substantially all of our short natural gas position associated with our keep-whole volumes. We anticipate after 2007, our short natural gas position will become a long natural gas position because of our increased volumes in the Texas Panhandle and the volumes contributed from our Brookeland/Masters Creek acquisition. In addition, we intend to pursue fee-based arrangements, where market conditions permit, and to increase retained percentages of natural gas and NGLs under percent-of-proceed arrangements. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.
How We Evaluate Our Operations
     Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. These measures include volumes, margin, operating expenses, and Adjusted EBITDA on a company-wide basis.
     Volumes. We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines, (2) our ability to compete for volumes from successful new wells in other areas and (3) our ability to obtain natural gas that has been released from other commitments. We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.
     Margins. As of September 30, 2006, our overall portfolio of processing contracts reflected a net short position in natural gas of approximately 5,078 MMBtu/d (meaning we were a net buyer of natural gas) and a net long position in NGLs (including condensate) of approximately 7,407 Bbls/d (meaning we were a net seller of NGLs). As a result, during this period, our margins were positively impacted to the extent the price of NGLs increased in relation to the price of natural gas and were adversely impacted to the extent the price of NGLs declined in relation to the price of natural gas. We refer to the price of NGLs in relation to the price of natural gas as the fractionation spread. This portfolio performed well in response to favorable fractionation spreads during these periods. Because of our hedging program, we have locked-in these favorable fractionation spreads and we anticipate our unit margins will remain stable during the periods in which we have hedged our commodity risk. As of June 30, 2006, our natural gas short was approximately 6,168 MMBTU/d and our net long position in NGLs (including condensate) was 7,287 Bbls/d. The reduction in our natural gas short position derives primarily from our emphasis toward new gas well connections being more of a Percent of Proceeds or Fee-Based nature as well as improvements we have seen in our natural gas lost and unaccounted for activity.
     Risk Management. For the nine months ended September 30, 2006, our risk management portfolio value changes reflected a $21.3 million unrealized non-cash loss recorded to Total Revenues for our natural gas, natural gas liquids and condensate associated derivatives. In addition, we recorded $2.6 million unrealized non-cash gain within Interest and Other Expense related to the interest rate swaps associated with our credit agreement. As both of the unrealized positions reflect underlying commodity prices and interest rates both in the short and long term, the unrealized value position will be subject to variability from period to period.
     Operating Expenses. Operating expenses are a separate measure we use to evaluate operating performance of field operations. Direct labor, insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operating expenses. These expenses are largely independent of the volumes through our systems, but fluctuate depending on the activities performed during a specific period. We do not deduct operating expenses from total revenues in calculating segment margin because we separately evaluate commodity volume and price changes in segment margin.
     Adjusted EBITDA. We define Adjusted EBITDA as net income plus interest expense, net, provision for income taxes and depreciation and amortization expense, less the non-cash, mark-to-market impact of unrealized derivatives gains (losses), less income from discontinued operations deemed as non-recurring impacts. Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash charge which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements a more accurate picture of our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations.
     Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.
General Trends and Outlook
     We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
     Natural Gas Supply, Demand and Outlook. Natural gas continues to be a critical component of energy consumption in the United States. According to the Energy Information Administration, or EIA, total annual domestic consumption of natural gas is expected to increase from approximately 22.4 trillion cubic feet, or Tcf, in 2004 to approximately 26.5 Tcf in 2017, representing an annual growth rate of over 1.3%. During the five years ended December 31, 2005, the United States has on average consumed approximately 22.4 Tcf per year, while total marketed domestic production averaged approximately 19.9 Tcf per year during the same period. The industrial and electricity generation sectors currently account for the largest usage of natural gas in the United States.
     We believe current natural gas prices and the existing strong demand for natural gas will continue to result in relatively high levels of natural gas-related drilling in the United States as producers seek to increase their level of natural gas production. Although the natural gas reserves in the United States have increased overall in recent years, a corresponding increase in production has not been realized. We believe this lack of increased production is attributable to insufficient pipeline infrastructure, the continued depletion of existing wells and a tight labor and equipment market. We believe an increase in United States natural gas production, additional sources of supply such as liquid natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for natural gas in the United States.
     Most of the areas in which we operate are experiencing significant drilling activity. Although we anticipate continued high levels of exploration and production activities in substantially all of the areas in which we operate, fluctuations in energy prices can affect production rates over time and levels of investment by third parties in exploration for and development of new natural gas reserves. We have no control over the level of natural gas exploration and development activity in the areas of our operations.
     Impact of Interest Rates and Inflation. The credit markets have experienced historically lows in interest rates over the past several years. If the overall United States economy continues to strengthen, we believe it is likely that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2005 or the first nine months of 2006. It may in the future, however, increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. Our operating revenues and costs are influenced to a greater extent by price changes in natural gas and NGLs. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

Formation, Acquisitions and Asset Dispositions
     In June 2006, we purchased all of the partnership interests in Midstream Gas Services, L.P., which we refer to as MGS, for approximately $4.7 million in cash and 1,125,416 common units in Eagle Rock Pipeline from a group of private investors, including Natural Gas Partners VII, L.P. We will issue up to 798,155 of our common units (pre IPO common units), which we refer to as the Deferred Common Units, to Natural Gas Partners VII, L.P., the primary equity owner of MGS, as a contingent earn-out payment if MGS achieves certain financial objectives for the year ending December 31, 2007. Prior to the acquisition, Natural Gas Partners VII, L.P. owned a 95% limited partnership interest in MGS and a 95% interest in its general partner, which owned a 1% general partner interest in MGS. We refer to the private investors who received common units in Eagle Rock Pipeline as partial consideration for the MGS acquisition as the June 2006 Private Investors. The March 2006 Private Investors and the June 2006 Private Investors are collectively referred to in this Quarterly Report as the “Private Investors.” Each of the Private Investors’ common units in Eagle Rock Pipeline was converted into common units in the Partnership upon consummation of its IPO on approximately a 1-for-0.719 common unit basis.
     Acquisition of Camp Ruby Gathering System and Indian Spring Processing Plant and Expansion of System
     On July 28, 2004, we acquired certain minority-owned, non-operated undivided interests in natural gas gathering and processing assets from Black Stone Minerals for approximately $20.0 million. The assets consisted of a 20% undivided interest in the Camp Ruby gathering system and a 25% undivided interest in its related Indian Springs processing facility, both located in Southeast Texas. An affiliate of Enterprise Products Partners, L.P. currently owns the remaining interests in the facilities and is the operator of each of the facilities, having taken over the ownership of the majority interest and operation of the assets from El Paso in January 2005.
     On our operated and/or owned facilities, with our expertise and industry knowledge, we immediately recommended operational and commercial changes designed to expand revenues, increase margins and limit exposure to market volatility. Prior to our acquisition, the assets had been experiencing gradual but steady decline in volume throughput. We promptly identified a large and growing area to the east/northeast of these assets experiencing significant exploration and increasing drilling activity not being serviced by the assets. In September 2005, we entered into a processing agreement under dedicated acreage with Ergon, an active producer with existing producing volumes in Tyler County, with the intention of constructing a wholly-owned, 23-mile gathering pipeline extending to its production area. This pipeline is now referred to as the Tyler County pipeline. In parallel, we negotiated a processing agreement with an affiliate of Enterprise Products Partners, L.P., the operator of the Indian Springs facility, to take the volumes dedicated to this pipeline to the Indian Springs processing facility under a favorable, fixed processing fee basis, of which we net back our 25% share. We began the construction of the Tyler County pipeline in September 2005. During the construction phase, we were able to secure large dedication areas from three additional producers in the vicinity of the Tyler County pipeline increasing our expected volumes from 15 MMcf/d to approximately 70 MMcf/d. The Tyler County pipeline reached the first producer and began flowing natural gas on December 30, 2005. Construction of the pipeline was finished on February 28, 2006 at a cost of approximately $8.6 million. We are currently constructing an extension to the Tyler County pipeline which should be flowing gas in December 2006. This line provides additional supply capacity and flexibility in addition to providing us the opportunity to take advantage of processing plant efficiencies for our customers, as well as a reduction in third party processing fees.
     Acquisition of ONEOK Assets
     On December 1, 2005, we completed the purchase of ONEOK Texas Field Services, L.P., or ONEOK, for approximately $528 million of cash. The assets acquired in the transaction consist of gathering and processing assets located in a ten county area in the Texas Panhandle and represent the majority of our assets in the Texas Panhandle.
     Prior to our acquisition of these assets, they were operated as components of ONEOK’s much larger midstream operations. Immediately following our acquisition of these assets, we initiated, and continue to implement, a strategy to increase our gathered and processed volumes, to improve the efficiency and utilization of our installed capacity, and to reshape the contract mix of the acquired assets to expand revenues, increase margins and decrease exposure to market volatility. In particular, we are aggressively seeking new volumes on the East Panhandle System, where significant drilling activity is taking place along the Granite Wash play. ONEOK had historically not looked to attract a significant portion of new volumes or to gain market share from competitors in an effort to maintain its unit margins and to avoid capital expenditure requirements. In the first few months after the acquisition, we attracted 20 MMcf/d of new volumes at attractive processing margins. We are in the process of expanding our processing capacity in this area by beginning to refurbish and will restart an idle 11 MMcf/d processing plant, and by connecting the East with the West system, where excess capacity currently exists. We also intend to expand our processing capacity by relocating and restarting a 24.5 MMcf/d facility. In July, 2006, we began flowing gas across the 10-mile pipeline constructed to connect the gas in the east to the surplus plant capacity in the west. During ONEOK’s ownership of these assets, sales of natural gas, condensate and NGLs were typically made to affiliates of ONEOK, natural gas was typically transported from the assets on ONEOK affiliated pipelines under affiliate agreements and facilities and personnel were often shared. Furthermore, the scheduling and dispatch responsibilities for these assets were managed by ONEOK’s central control facility. We believe that, immediately prior to the acquisition, nearly 100% of total revenue being generated by these assets were derived from transactions with affiliates of ONEOK. To the extent these related party transactions were effected pursuant to contracts, we assumed these contracts only for a period of six months after the acquisition date. We commenced an active marketing program which has added seven new marketing contracts for our natural gas, natural gas liquids and condensate as of September 20, 2006. We are continuing negotiations of a significant portion of the producer supply volumes relating to these assets to decrease our exposure to commodity risk associated with keep-whole contracts.
     Acquisition of Brookeland Assets
     On March 31, 2006, we purchased an 80% interest in the Brookeland gathering and processing facility, a 76.3% interest in the Masters Creek gathering system and 100% of the Jasper NGL line from Duke Energy Field Services, L.P. and on April 7, 2006 we purchased the remaining interest owned by Swift Energy Corporation in those same assets for an approximate total purchase price of $95.7 million. The acquired assets are located in southeast Texas and complement our existing southeast Texas assets. To motivate Swift Energy Corporation to enhance their drilling program, we have negotiated an incentive on all new well production. As such, they have resumed their drilling program.
     As with the assets acquired from ONEOK, immediately following our acquisition of these assets, we implemented significant operational and commercial changes designed to expand revenues, increase margins and limit exposure to market volatility. Significantly, we began the construction of a 16-mile extension to our Tyler County pipeline to reach the Brookeland processing plant, which as of April 30, 2006, operated with 72.2 MMcf/d of excess capacity. This extension will allow us to deliver the Tyler County pipeline volumes to our wholly-owned Brookeland processing facility which will enable us to avoid the processing fee we currently pay at the Indian Springs processing facility on these volumes. We also expect by delivering these volumes to our Brookeland processing facility we will achieve higher NGL recoveries as the Brookeland processing facility is more efficient than the Indian Springs processing facility.
     Acquisition of MGS
     On June 2, 2006, we purchased all of the partnership interests in Midstream Gas Services, L.P. for approximately $4.7 million in cash and 1,125,416 common units in Eagle Rock Pipeline. These common units in Eagle Rock Pipeline were converted into common units in the Partnership upon consummation of our IPO on approximately a 1-for-0.719 common unit basis. We would issue up to 798,155 of our common units, which we refer to as the Deferred Common Units, to Natural Gas Partners VII, L.P., the primary equity owner of MGS, as a contingent earn-out payment if MGS achieves certain financial objectives for the year ending December 31, 2007. We do not anticipate issuing the deferred units based upon current financial results. The acquired operations are located in Roberts County in the Texas Panhandle within our East Panhandle System. We expect this acquisition to provide significant synergies and gathering and processing capacity and to enhance our strategic presence in the area.
Critical Accounting Policies and Estimates
     Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates which by their nature bear the risk of change related to our inability to accurately forecast a future event and its potential impact. Given a substantial portion of our operations were acquired within the past nine months, we have limited historical data with which to judge the accuracy of our current estimates. At this point in time, we do not foresee any reasonably likely changes to our current estimates and assumptions which would materially affect amounts reported in the financial statements and notes. We believe the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
     Revenue and Cost of Sales Recognition. We record revenue and cost of sales on the gross basis for those transactions where we act as the principal and take title to gas that is purchased for resale. When our customers pay us a fee for providing a service such as gathering or transportation we record the fees separately in revenues.
     We currently record the monthly results of operations using primarily actual results which include settling most of our volumes with producers, shippers and customers around the 25th of the month following the production month. This process results in a delay in reporting results.
     Risk Management Activities. We have structured our hedging activities in order to minimize our commodity pricing and interest rate risks. These hedging activities rely upon forecasts of our expected operations and financial structure over the next five years. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed. In order to protect ourselves from commodity and interest rate risk, we pursue hedging activities to minimize those risks. These hedging activities rely upon forecasts of our expected operations and financial structure over the next five years. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed.
     From the inception of our hedging program in October 2005 through September 2006, we used mark-to-market accounting for our commodity hedges and interest rate swaps. There were no derivatives for the nine months period ended September 30, 2005. For the nine months ended September 30, 2006, we incurred $21.2 million of realized and unrealized losses within total revenue related to our commodity risk management activities. This consisted of $0.1 million in net realized gain and $21.3 million of net unrealized loss. Within the interest and other expense section, we recorded $2.8 million of realized and unrealized gain related to our credit facility interest rate risk management activities. These consisted of $0.2 million realized net gain and a $2.6 million net unrealized gain. We recorded monthly realized gains and losses on hedge instruments based upon cash settlements information. The settlement amounts vary due to the volatility in the commodity market prices throughout each month. We also record unrealized gains and losses quarterly based upon the future value on mark to market hedges through their expiration dates. The expiration dates vary but are currently no later than December 2011 for our interest rate hedges, and December 2010 for our commodity hedges. The option premium costs we incurred as part of our ONEOK acquisition are being expensed through the unrealized risk management instruments in total revenue. We monitor and review hedging positions regularly.
     Depreciation Expense and Cost Capitalization Policies. Our assets consist primarily of natural gas gathering pipelines and processing plants. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and the costs of funds used in construction. The cost of funds used in construction represents capitalized interest used to finance the construction of new facilities. These costs are then expensed over the life of the constructed asset through the recording of depreciation expense.
     As discussed in Note 2 to the Consolidated Financial Statements, depreciation of our assets is generally computed using the straight-line method over the estimated useful life of the assets. The costs of renewals and betterments which extend the useful life of property, plant and equipment are also capitalized. The costs of repairs, replacements and maintenance projects are expensed as incurred.
     The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which would impact future depreciation expense.
     Impairment of Long-Lived Assets — We assess our long-lived assets for impairment based on SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A long-lived asset is tested for impairment whenever events or changes in circumstances indicate its carrying amount may exceed its fair value. Fair values are based on the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the assets.
     Examples of long-lived asset impairment indicators include:
•	a significant decrease in the market price of a long-lived asset or asset group;

•	a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator which would exclude allowable costs from the rate-making process;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;

•	a current-period operating cash flow loss combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and

•	a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
     Environmental Remediation. Current accounting guidelines require us to recognize a liability and expense associated with environmental remediation if (i) government agencies mandate such activities or one of our properties were added to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) database, (ii) the existence of a liability is probable and (iii) the amount can be reasonably estimated. To date, we have recorded a $0.3 million liability for remediation expenses. If governmental regulations change, we could be required to incur additional remediation costs which may have a material impact on our profitability.
     As a result of the adoption of Statement of Financial Accounting Standards, or SFAS, No. 143 Accounting for Asset Retirement Obligations, Eagle Rock Pipeline recorded a long-term liability of approximately $0.7 million in 2005 related to the ONEOK assets and $0.3 million related to the Brookeland assets during 2006. The related depreciation and amortization expense is immaterial to its financial statements.

EAGLE ROCK PIPELINE, L.P.
RESULTS OF OPERATIONS
     The following table is a summary of the results of operations for the three and nine months period ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
($ in thousands)	2006	2005	2006	2005
Sales of natural gas, NGLS and condensate	$132,907	$5,958	$373,001	$15,233
Compression, gathering and processing services	4,549	6	10,495	1,027
Gain (loss) on realized risk management commodity price instruments	(449)	—	122	—
Gain (loss) on unrealized risk management commodity price instruments	14,480	—	(21,331)	—
Other	109	—	436	—

Total operating revenue	151,596	5,964	362,723	16,260

Purchase of natural gas and NGLs	100,723	4,896	288,881	13,742

Segment profit(a)	50,873	1,068	73,842	2,517

Operating and maintenance expense	9,094	530	23,892	870
General and administrative expense	3,097	475	9,108	1,401
Depreciation and amortization	11,244	258	31,459	778
Interest and other income/expense – net	8,018	(15)	23,076	(63)
Gain (loss) on unrealized risk management interest rate instrument	6,600	—	(2,639)	—
Gain (loss) on realized risk management	(288)	—	(184)	—

Income tax provision	236	—	744	—

Net income (loss)	12,872	(180)	(11,614)	(469)

Adjusted EBITDA(b)	24,202	63	62,173	246

(a)	Segment profit (loss) is defined as sales to external customers minus cost of natural gas and natural gas liquids and other cost of sales, including the impact of the risk management activities.

(b)	Adjusted EBITDA consists of net income plus income tax provision, net interest expense activity including risk management activities, depreciation and amortization expense minus non realized derivative gains (losses), including options premium amortization recorded in total operating revenues.
     The following table reconciles segment profit to net income:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2006	2005	2006	2005
Segment profit	$50,873	$1,068	$73,842	$2,517
Operations and maintenance	(9,094)	(530)	(23,892)	(870)
General and administrative	(3,097)	(475)	(9,108)	(1,401)
Depreciation and amortization	(11,244)	(258)	(31,459)	(778)
Interest expense, net	(14,330)	15	(20,253)	63
Provision for income taxes	(236)	—	(744)	—

Net income (loss)	$12,872	$(180)	$(11,614)	$(469)

     The following table reconciles Adjusted EBITDA to Net Income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
($ in thousands)	2006	2005	2006	2005
Adjusted EBITDA	$24,202	$63	$62,173	$246
Gain (loss) on unrealized risk management commodity price instruments	(14,480)	—	21,331	—
Depreciation and amortization	11,244	258	31,459	778
Interest and other income/expense – net	8,018	(15)	23,076	(63)
Gain (loss) on unrealized risk management interest rate instrument	6,600	—	(2,639)	—
Gain (loss) on realized risk management	(288)	—	(184)	—
Income tax provision	236	—	744	—

Net income (loss)	$12,872	$(180)	$(11,614)	$(469)

     Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
     Financial results for the three months ended September 30, 2006 include activities of the ONEOK Texas Field Services Assets (acquired in December, 2005), Brookeland Assets (acquired in March and April 2006) and acquisition of MGS (acquired in June 2006). Therefore, September 2006 quarter financial results are not directly comparable to results for the quarter ended September 30, 2005, which only include the operations of our undivided interests in the Indian Springs and Camp Ruby assets.
     Operating revenues for Sales of natural gas, NGLs and condensate increased by $126.9 million primarily from the ONEOK Assets, Brookeland/Masters Creek Assets and MGS acquisitions and the contribution from the Tyler County pipeline and East-West gathering pipeline in 2006. The increase of $4.5 million in revenues for compression, gathering and processing services was also favorably impacted by the increased business activities from the acquired assets.
     As a result of our commodity hedging activities, total revenues include a realized loss of $0.4 million on risk management activities that were settled for the quarter and an unrealized mark to market gain of $14.5 million which includes the fair value change of the option premiums associated with the hedging program. As the forward price curves for our hedged commodities shift in relation to the caps, floors, swap and strike prices at which we have executed our derivative instruments, the fair market value of such instruments changes through time. The mark to market net unrealized gain reflects overall favorable forward curve price movements during the quarter for the underlying commodities for the derivative instruments. The net unrealized gain is comprised of $20.1 million gain related to our NGL position and condensate as the forward curve prices in these commodities decreased during the quarter. Partially offsetting these unrealized gains, we recorded an unrealized net loss of $0.9 million related to natural gas forward curve price movements during the quarter. The $4.7 million remaining difference refers to the amortization of the put premiums as the underlying options have expired. The unrealized net gain of $14.5 million did not have an impact on cash activities for the quarter.
     Given the uncertainty surrounding future commodity prices, and the general inability to predict these as they relate to the caps, floors, swaps and strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in the future. Conversely, negative commodity price movements affecting our revenues and costs are expected to be compensated by our executed derivative instruments.
     Purchase of natural gas and NGLs increased by $95.8 million reflecting the cost of goods expense for the increased Sales of natural gas, NGLs and condensate revenue as discussed above.
     Segment gross margin increased by $49.8 million reflecting the increased business activity in revenues and purchases, as discussed above. Favorably impacting segment gross margin this quarter is the $14.5 unrealized mark to market gain related to our risk management activities as described above. Excluding this amount, segment gross margin would have been $36.4 million as compared to $1.0 million for the 2005 September quarter.

     Operations and maintenance expense increased by $8.5 million for the quarter ended September 30, 2006 due to the increased operations from the acquired assets as well as from the Tyler County pipeline project completed earlier in 2006.
     General and administrative expense also increased by $2.5 million, as the Partnership built up its corporate infrastructure and personnel to manage the acquired assets. Included in General and administrative expense is property tax and the partnership property and liability insurance programs.
     As the purchase price of the acquired assets was allocated and pushed down to the operating entities’ balance sheets, depreciation and amortization expense increased by $11.0 million from the associated higher fixed assets and intangible assets of the acquired assets.
     As the ONEOK acquisition was partly financed with a $400 million term loan facility, net interest expense increased by $14.3 million, including interest swap realized gains of $0.3 million. We did not have outstanding debt as of September 30, 2005. Included in interest expense for the current period is approximately $0.3 million of cost related to the amended and restated credit agreement which was effective on August 30, 2006.
     We recorded an unrealized mark to market loss of $6.3 million related to our interest rate risk management position. The unrealized loss relates to our future periods interest swaps and from changes during the quarter in the underlying interest rate associated with the derivatives. The unrealized mark to market loss did not impact cash activities during the quarter.
     We recorded $0.2 million of income taxes related to temporary differences caused by the Texas entity level tax which will become effective in 2008.
     Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
     Financial results for the nine months ended September 30, 2006, include activities of the ONEOK Texas Field Services Assets (acquired in December 2005), Brookeland Assets (acquired in March and April 2006) and acquisition of MGS (acquired in June 2006). Therefore, September 2006 nine months period financial results are not directly comparable to results for the nine month period ended September 30, 2005, which only include the operations of our undivided interests in the Indian Springs and Camp Ruby assets.
     Operating revenues for Sales of natural gas, NGLs and condensate increased by $357.8 million primarily from the ONEOK Assets, Brookeland/Masters Creek Assets and MGS acquisitions and the contribution from the constructed Tyler County pipeline during 2006. The increase of $9.5 million in Revenues for Compression, gathering and processing services was also favorably impacted by the increased business activities from the acquired assets.
     As a result of our commodity hedging activities, total revenues include a realized loss of $0.1 million on risk management investments were settled for the nine months period and an unrealized mark to market net loss of $21.3 million which includes the fair value change of the option premiums associated with the ONEOK Assets. As the forward price curves for our hedged commodities shift in relation to the caps, floors, swap and strike prices at which we have executed our derivative instruments, the fair market value of such instruments changes through time. The mark to market net unrealized loss reflects overall unfavorable forward curve price movements during the nine months period for the underlying commodities for the derivative instruments. The net unrealized loss is comprised of $18.4 million gain related to our NGL position and condensate as the forward curve prices in these commodities decreased during the quarter. Partially offsetting these unrealized gain, we recorded an unrealized net loss of $25.2 million related to natural gas forward curve price movements during the quarter. The $14.5 million remaining difference refers to the amortization of the put premiums as the underlying options have expired. The unrealized net loss of $21.3 million did not have a significant impact on cash activities for the 2006 period.
     Given the uncertainty surrounding future commodity prices, and the general inability to predict these as they relate to the caps, floors, swaps and strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in the future. Conversely, negative commodity price movements affecting our revenues and costs are expected to be compensated by our executed derivative instruments.

     Purchase of natural gas and NGLs increased by $275.1 million reflecting the cost of goods expense for the increased Sales of natural gas, NGLs and condensate revenue as discussed above.
     Segment gross margin increased by $73.8 million reflecting the increased business activity in revenues and purchases, as discussed above. Reducing segment gross margin for the nine months 2006 period is the $21.3 unrealized mark to market loss related to our risk management activities as described above. Excluding this amount, segment gross margin would have been $95.1 million as compared to $2.5 million for the 2005 nine months period.
     Operations and maintenance expense increased by $23.0 million for the September 2006 period due to the increased operations from the acquired assets as well as from the first phase of the Tyler County pipeline project completed earlier in 2006.
     General and administrative expense also increased by $7.7 million, as the Partnership built up its corporate infrastructure and personnel to manage the acquired assets. Included in General and administrative expense is property tax and the Partnership’s property and liability insurance programs.
     As the purchase price of the acquired assets was allocated and pushed down to the operating entities’ balance sheets, depreciation and amortization expense also increased by $30.7 million from the associated higher fixed assets and intangible assets of the acquired assets.
     As the ONEOK acquisition was partly financed with a $400 million term loan facility, interest expense, net increased by $20.3 million, including interest swap realized gain of $0.2 million. We did not have outstanding debt as of September 30, 2005. Included in interest expense for 2006 is approximately $0.4 million of cost related to the amended and restated credit agreement which became effective on August 31, 2006.
     We recorded an unrealized mark to market gain of $2.8 million related to our interest rate risk management position. The unrealized gain relates to our future periods interest swaps and from changes during the quarter in the underlying interest rate associated with the derivatives. The unrealized mark to market gain did not have a significant impact on cash activities during the 2006 period.
     We recorded $0.7 million of income taxes related to temporary differences caused by the Texas entity level tax to become effective in 2008.
Other Matters
     Hurricanes Katrina and Rita. Hurricanes Katrina and Rita struck the Gulf Coast region of the United States on August 29, 2005 and September 24, 2005, respectively, causing widespread damage to the energy infrastructure in the region. The storms did not cause material direct damage to any of our assets in the region.
     While neither Hurricane Katrina nor Hurricane Rita caused material direct damage to our facilities, Hurricane Rita did disrupt the operations of NGL pipelines and fractionators in the Houston, Texas area and caused power outages to some of our and our producers’ facilities in the southeast Texas area. As a result of these disruptions, we were forced to temporarily curtail certain of our producers in the region for approximately four days and to operate our Indian Springs facility in a reduced recovery mode for approximately six days.
     Wild fires in Texas Panhandle. Wild fires in the Texas Panhandle during the week of March 11, 2006, temporarily affected our operations in the region. While the fires did not cause material direct damage to our facilities, some experienced down-time caused by power outages by the local electric co-ops. We had two processing and gathering facilities in the area impacted with reduced flow rates as producers had shut-in their production during the fires. There was minimal and temporary damage sustained in the field to a very small number of metering facilities and one flow line. Less than $0.1 million is expected to be spent on repairs caused by the fires. The overall economic impact has been estimated to be between $0.5 million and $1.0 million. We do not expect significant ongoing effects from these temporary disruptions.
     Environmental. A Phase I environmental study was performed on our Texas Panhandle assets by an independent environmental consultant engaged by us in connection with our pre-acquisition due diligence process in 2005. As a result of performing the Phase I environmental study, we are planning to conduct environmental investigations at 11 properties, the costs of which are estimated to collectively range between $160,000 and $398,000 and for which we have accrued reserves in the amount of $300,000 as of December 31, 2005. Depending on the findings made during those investigations, and in anticipation of implementing amended SPCC (Spill Prevention Control and Countermeasure) plans at multiple locations as well as performing selected cavern closures, we estimate an additional $1.2 million to $2.5 million in costs could be incurred by us in resolving environmental issues at those properties. We believe the likelihood we will be liable for any significant potential remediation liabilities identified in the study is remote. Separately, (1) we are entitled to indemnification with respect to certain environmental liabilities retained by prior owners of these properties, and (2) we purchased an environmental pollution liability insurance policy. The policy pays for on-site clean-up as well as costs and damages to third parties and currently has a one-year term with a $5.0 million limit subject to a $0.5 million deductible. We expect to renew this policy on an annual basis.
Liquidity and Capital Resources
     Historically, our sources of liquidity have included cash generated from operations, equity investments by our owners and borrowings under our credit facilities.
     With the completion of the IPO offering, we expect our sources of liquidity to include:
•	cash generated from operations;

•	borrowings under our credit facilities;

•	debt offerings; and

•	issuance of additional partnership units.
     We believe the cash generated from these sources will be sufficient to meet our minimum quarterly cash distributions and our requirements for short-term working capital and long-term capital expenditures for the next twelve months.
     Cash Flows
     Since the formation of Eagle Rock Pipeline, L.P. in 2005 through September 30, 2006, several key events having major impacts on our cash flows are:
•	the acquisition of the midstream assets in the Texas Panhandle on December 1, 2005 for approximately $531 million, which was financed through an additional equity contribution of $133 million and debt of $400 million, not including $27.5 million in risk management costs related to option premiums financed entirely with equity contributions from NGP; and

•	the acquisition of the Brookeland gathering and processing facility and related assets on March 31, 2006 and April 7, 2006 for approximately $95.8 million, which we financed entirely with equity.

•	the acquisition of all of the partnership interests in Midstream Gas Services, L.P. on June 2, 2006 for approximately $25.0 million which we paid with $4.7 million in cash and $21.3 million in Eagle Rock Pipeline, L.P. units.
     Working Capital (Deficit). Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. The working capital was $29.2 million at December 31, 2005 and $29.8 million as of September 30, 2006.
     The net increase in working capital of $0.7 million from December 31, 2005 to September 30, 2006, resulted primarily from the following factors:
•	cash balances decreased overall by $2.5 million and was impacted from the results of operations, acquisition financing activities including our debt activities as well as members equity contributions and distributions;

•	trade accounts receivable decreased by $2.7 million as a result of primarily timing of collections;

•	risk management net working capital balance decreased by a net $5.1 million as a result of the changes in the mark-to-market unrealized positions and fair value changing of the option premiums;

•	prepayments and other current assets decreased by $1.0 million primarily from the property and liability prepaid insurance balances;

•	accounts payable decreased by $10.6 million from December 31, 2006 primarily as a result of timing of payments and impacts from commodity price changes for natural gas and NGLs;

•	$5 million decrease for distribution payable in June 2006 quarter recorded as of December 31, 2005;

•	accrued liabilities increase of $6.7 million primarily reflects accrued interest for the credit agreement, property tax accruals, employee paid absence liability and other accruals;

•	decrease of $3.1 million in current maturities of long term debt reflecting the amended and restated credit agreement payment terms.
     Cash Flows Nine Months 2006 Compared to Nine Months 2005
     Cash flow from Operating Activities. Increase of $39.1 million during the nine months current period is the result of increased income from both the acquired assets and the growth capital expenditure projects.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 increased by $116.1 million. The investing activities for the current nine month period reflect the Brookeland and MGS assets, $100.5 million, as well as a much higher capital expenditure level of $21.2 million versus $0.6 million for the nine months ended 2005. The capital expenditure amount for the current year reflects the Tyler County pipeline extensions, East-West gathering pipeline, other growth programs as well as maintenance and well connect capital outlays.
     Cash Flows Provided (Used) by Financing Activities. Cash flows used in financing activities for the nine months ended September 30, 2006 increased by $80.6 million, over the nine months period ended September 30, 2005. Activities include issuance of member’s equity associated with the Brookeland asset, $98.4 million, net repayments under our credit agreement of $12.2 million, partnership distribution of $7.7 million and credit agreement issuance and deferred transaction costs associated with the IPO of $5.4 million.
Capital Requirements
     The midstream energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. We categorize our capital expenditures as either:
•	growth capital expenditures, which are made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire similar systems or facilities; or

•	maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to meet regulatory requirements, to maintain the existing operating capacity of our assets and extend their useful lives or to maintain existing system volumes and related cash flows.
     We have budgeted approximately $30 million in capital expenditures for the year ending December 31, 2006, of which approximately $21 million represents growth capital expenditures and approximately $9 million represents maintenance capital expenditures. For the twelve months ended December 31, 2005, our growth capital expenditures were $4.8 million and our maintenance capital expenditures were $0.0 million, including non-cash expenditures in accounts payable. As of September 30, 2006, we spent $21.1 million for capital expenditures, $15 million for growth and $6.1 million for maintenance. Growth includes the Tyler County pipeline as well as the East-West gathering pipeline in the Panhandle segment.

     Since our inception in 2002, we have made substantial growth capital expenditures, including those relating to the acquisition of the Dry Trail plant, the Camp Ruby gathering system, the Indian Springs processing plant, the ONEOK assets and the Brookeland and Masters Creek gathering and processing assets. We anticipate we will continue to make significant growth capital expenditures. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.
     We continually review opportunities for both organic growth projects and acquisitions which will enhance our financial performance. Because we will distribute most of our available cash to our unitholders, we will depend on borrowings under our amended and restated credit facility and the incurrence of debt and equity securities to finance any future growth capital expenditures or acquisitions. The upward trend in interest rates experienced recently will increase our borrowing costs on additional debt financing incurred to finance future acquisitions, as compared to our borrowing costs under our currently hedged credit facility.
     Amended and Restated Credit Agreement
     On August 31, 2006, we entered into an amended and restated credit facility which provides for $300 million aggregate principal amount of Series B Term Loans and up to $200 million aggregate principal amount of revolving commitments. The amended and restated credit agreement includes a sub limit for the issuance of standby letters of credit for the aggregate unused amount of the revolver. In addition, the credit facility allows us to expand the Term and Revolving Commitment up to an additional $100 million if certain financial conditions are met. At November 14, 2006, we had $300 million outstanding under the term loan, $96.2 million outstanding under the revolver and $2.5 million of outstanding letters of credit.
     At our election, the term loan and the revolver bear interest on the unpaid principal amount either at a base rate plus the applicable margin (defined as 1.25% per annum, reducing to 1.00% when consolidated funded debt to EBITDA (as defined) is less than 3.5 to 1); or at the adjusted Eurodollar rate plus the applicable margin (defined as 2.25% per annum, reducing to 2.00% when consolidated funded debt to EBITDA (as defined) is less than 3.5 to 1). At August 31, 2006, we elected the Eurodollar rate plus the applicable margin (defined as 2.25%) for a cumulative rate of 7.65%. The applicable margin will increase permanently by 0.50% per annum on January 31, 2007 if by such date the loans under this amended and restated credit agreement have not obtained a rating by both S&P and Moody’s, and (b) each applicable margin set forth shall decrease by 0.25% per annum on the date the loans under the amended and restated credit agreement obtain ratings equal to or greater than Ba3 by Moody’s and BB- by S&P, which decrease shall remain in effect so long as such ratings are maintained.
     Base rate interest loans are paid the last day of each March, June, September and December. Eurodollar rate loans are paid the last day of each interest period, representing one-, two-, three- or six-, nine- or twelve-months, as selected by us. Interest on the term loans is paid each December 31, March 31, June 30 and September 30 of each year, commencing on September 30, 2006. We pay a commitment fee equal to (1) the average of the daily difference between (a) the revolver commitments and (b) the sum of the aggregate principal amount of all outstanding revolver loans plus the aggregate principal amount of all outstanding swing loans times (2) 0.50% per annum; provided, the commitment fee percentage shall increase permanently by 0.25% per annum on January 31, 2007, if the loans under the amended and restated credit agreement have not obtained a rating by both S&P and Moody’s. We also pay a letter of credit fee equal to (1) the applicable margin for revolving loans that are Eurodollar rate loans times (2) the average aggregate daily maximum amount available to be drawn under all such letters of credit (regardless of whether any conditions for drawing could then be met and determined as of the close of business on any date of determination). Additionally, we pay a fronting fee equal to 0.125%, per annum, times the average aggregate daily maximum amount available to be drawn under all letters of credit.
     The obligations under the amended and restated credit agreement are secured by first priority liens on substantially all of our assets, including a pledge of all of the capital stock of each of our subsidiaries. In addition, the credit facility contains various covenants limiting our ability to incur indebtedness, grant liens and make distributions and certain financial covenants requiring us to maintain:
•	an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as defined in the credit agreement) of not less than 2.5 to 1.0, determined as of the last day of each quarter for the four quarter period ending on the date of determination; and

•	a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as defined in the credit agreement) of not more than 5.0 to 1.0 (or, on a temporary basis for not more than three consecutive quarters following the consummation of certain acquisitions, not more than 5.25 to 1.0).
     We will use the available borrowing capacity under our amended and restated credit facility for working capital purposes, maintenance and growth capital expenditures and future acquisitions. The Partnership has approximately $85 million of unused capacity under the agreement using September 2006 results.
     Off-Balance Sheet Transactions and Guarantees. We have no off-balance sheet transactions or obligations.
     Debt Covenants. At September 30, 2006, we were in compliance with the covenants of the credit facilities.
     Total Contractual Cash Obligations. The following table summarizes our total contractual cash obligations as of September 30, 2006. All of the $398 million of term loans outstanding on September 30, 2006 are scheduled for interest rate resets on three-month intervals. Interest rates were last reset for all amounts outstanding on August 31, 2006.

	Payments Due by Period
	Total	2006	2007	2008	2009-2010	Thereafter
Contractual Obligations	($ Millions)
Long-term debt (including interest)(1)	$570.9	$32.4	$28.5	$28.5	$56.9	$424.6
Operating leases	2.1	0.2	0.6	0.6	0.5	0.2
Purchase obligations(2)	—	—	—	—	—	—
Total contractual obligations	$573.3	$32.6	$29.1	$29.1	$57.4	$424.9

(1)	Assumes our fixed swapped average interest rate of 4.93% plus the applicable margin under our amended and restated credit agreement, which remains constant in all periods.

(2)	Excludes physical and financial purchases of natural gas, NGLs, and other energy commodities due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.
Recent Accounting Pronouncements
     In October 2005, Financial Accounting Standards Board, or the FASB, issued Staff Position FAS 13-1 concerning the accounting for rental expenses associated with operating leases for land or buildings which are incurred during a construction period. We considered how this might apply to our payment for rights-of-way associated with the construction of pipelines, and we do not anticipate any changes to our accounting practices or impacts on our results of operations or financial condition in light of the recently issued Staff Position FAS 13-1.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This accounting standard is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of this accounting standard had a material adverse effect on our results of operations or financial condition.
     A significant portion of the Partnership’s sale and purchase arrangements are accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements that establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract or separately, in individual contracts are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. In accordance with the provision of Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), the Partnership reflects the amounts of revenues and purchases for these transactions as a net amount in its consolidated statements of operations beginning with April 2006. For the nine month period ended September 30, 2006, the Partnership did not enter into any purchase and sale agreements with the same counterparty. As a result, the adoption of EITF 04-13 had no effect on operating income, net income or cash flows for the nine months ended September 30, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Risk and Accounting Policies
     We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. We have established a comprehensive risk management policies and procedures to monitor and manage these market risks. Our risk management committee of our general partner is responsible for the overall approval of market risk management policies. The risk management committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.
     Commodity Price Risk
     We are exposed to the impact of market fluctuations in the prices of natural gas, natural gas liquids, or NGLs, and other commodities as a result of our gathering, processing and marketing activities, which produce a naturally long position in NGLs and a natural short position in natural gas. We attempt to mitigate commodity price risk exposure by matching pricing terms between our purchases and sales of commodities. To the extent we market commodities in which pricing terms cannot be matched and there is a substantial risk of price exposure, we attempt to use financial hedges to mitigate the risk. It is our policy not to take any speculative marketing positions.
     Both our profitability and our cash flow are affected by volatility in prevailing natural gas and NGL prices. Natural gas and NGL prices are impacted by changes in the supply and demand for NGLs and natural gas, as well as market uncertainty. Historically, changes in the prices of heavy NGLs, such as natural gasoline, have generally correlated with changes in the price of crude oil. We manage this commodity price exposure through an integrated strategy which includes management of our contract portfolio, matching sales prices of commodities with purchases, optimization of our portfolio by monitoring basis and other price differentials in our areas of operations, and the use of derivative contracts. Our overall direct exposure to movements in natural gas prices is managed to minimize the risk of our natural short position for 2006 and 2007, the periods for which we have hedged our natural gas exposure to this point, as well as a result of natural hedges inherent in our contract portfolio. Natural gas prices, however, can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our service. We are a seller of NGLs and are exposed to commodity price risk associated with downward movements in NGL prices. NGL prices have experienced volatility in recent years in response to changes in the supply and demand for NGLs and market uncertainty. In response to this volatility, we have instituted a hedging program to reduce our exposure to commodity price risk. Under this program, we have hedged substantially all of our share of expected NGL volumes under percent-of-proceed and keep-whole contracts in 2006 and 2007 through the purchase of NGL put contracts, costless collar contracts and swap contracts. We have also hedged substantially all of our share of expected NGL volumes under percent-of-proceed contracts from 2008 through 2010 through a combination of direct NGL hedging as well as indirect hedging through crude oil costless collars. Additionally, to mitigate the exposure to natural gas prices from keep-whole volumes, we have purchased natural gas calls from 2006 to 2007 and entered into swaps for the months of August and September 2006 to cover substantially all of our short natural gas position associated with our keep-whole volumes. In addition, we intend to pursue fee-based arrangements, where market conditions permit, and to increase retained percentages of natural gas and NGLs under percent-of-proceed arrangements. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.
     There have been no significant changes in our market risk from what was disclosed in our amended registration statement on Form S-1/A filed October 13, 2006. We will update the disclosure of our market risk exposure in our annual report on Form 10-K for the year ending December 31, 2006.
Item 4. Controls and Procedures.
     Disclosure Controls
     At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the general partner of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act of 1934, as amended). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of the general partner of our general partner, concluded our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934, as amended, are properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     Internal Control over Financial Reporting
     In anticipation of becoming subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, we initiated, in mid 2006, an evaluation and program of documentation, implementation and testing of internal control over financial reporting. This program will continue through this year and next, culminating with our initial Section 404 certification and attestation in early 2008. As of September 30, 2006, we have evaluated the effectiveness of our system of internal control over financial reporting, as well as changes therein, in compliance with Rule 13a-15 of the SEC’s rules under the Securities Exchange Act and have filed the certifications with this report required by Rule 13a-14.
     In the course of that evaluation, we found no fraud, whether or not material, that involved management or other employees who have a significant role in our internal control over financial reporting and no material weaknesses. There have been no changes in our internal controls over financial reporting that occurred during the three or nine months ended September 30, 2006 that have materially affected, or are reasonably likely to affect materially, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We and our subsidiaries may become party to legal proceedings which arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.
     We carry insurance with coverage and coverage limits consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance such insurance will be sufficient to mitigate all damages, claims or contingencies, we believe our insurance provides reasonable coverage for known asserted or unasserted claims. In the event we sustain a loss from a claim and the insurance carrier disputed coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors.
     There have been no material changes in our risk factors from those disclosed in our amended registration statement on Form S-1/A filed October 13, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The information required for this item is provided in Note 1, Organization and Description of Business, and Note 16, Subsequent Events, included in the Notes to the Unaudited Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     We have reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by Alex A. Bucher, Jr. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Richard W. FitzGerald in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Alex A. Bucher, Jr. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Richard W. FitzGerald in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 14, 2006

EAGLE ROCK ENERGY PARTNERS, L.P.

By:	EAGLE ROCK ENERGY GP, L.P., its general partner

By:	EAGLE ROCK ENERGY G&P, LLC, its general partner

By:	/s/ Richard W. FitzGerald

Richard W. FitzGerald
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized and Principal Financial Officer)

EAGLE ROCK ENERGY PARTNERS, L.P.
EXHIBIT INDEX

31.1	Certification of Periodic Financial Reports by Alex A. Bucher, Jr. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Richard W. FitzGerald in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Alex A. Bucher, Jr. in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Richard W. FitzGerald in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350