Form 10-K/A
period 2006-12-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2007-07-26
CIK 1364541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE.
NONE.

Page
Item 8. Financial Statements and Supplementary Data	1

Item 15. Exhibits and Financial Statement Schedules	1
Consent of Deloitte & Touche LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
 i

We are providing this Amendment to Form 10-K to include the financial statements of ONEOK Texas Field Services, L.P., our predecessor, within Item 8. Financial Statements and Supplementary Data. Such financial statements have previously been filed in Partnership’s initial Form S-1.
PART II
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
     The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:
(a)(2) Financial Statement Schedules:

None.

(a)(3) Exhibits:

The following documents are included as exhibits to this report:

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.2	Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (included as Appendix A to the Prospectus and including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.3	Certificate of Limited Partnership of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.3 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.4	Limited Partnership Agreement of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.5	Certificate of Formation of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.5 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.6	Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.6 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.1	Registration Rights Agreement dated March 27, 2006, among Eagle Rock Pipeline, L.P. and the Purchasers listed thereto (incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.2	Tag Along Agreement dated March 27, 2006, among Eagle Rock Pipeline, L.P., Eagle Rock Pipeline GP, LLC, Eagle Rock Holdings, L.P., and the Purchasers listed thereto. (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.3	Form of Registration Rights Agreement between Eagle Rock Energy Partners, L.P. and Eagle Rock Holdings, L.P. (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.4	Form of Common Unit Certificate (included as Exhibit A to the Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P., which is included as Appendix A to the Prospectus) (incorporated by reference to Exhibit 3.2 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.1	Amended and Restated Credit and Guaranty Agreement (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

Exhibit Number	Description

10.2	Form of Omnibus Agreement (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.3**	Form of Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.4	Sale, Contribution and Exchange Agreement by and among the general and limited partners of Midstream Gas Services, L.P., Eagle Rock Energy Services, L.P. and Eagle Rock Pipeline, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.5†	Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and ONEOK Texas Field Services, L.P. (incorporated by reference to Exhibit 10.5 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.6†	Gas Sales and Purchase Agreement between MC Panhandle, Inc. (Chesapeake Energy Marketing Inc.) and MidCon Gas Services Corp. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.6 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.7†	Brookeland Gas Facilities Gas Gathering and Processing Agreement between Union Pacific Resources Company (Anadarko E&P Company LP) and Sonat Exploration Company (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

Exhibit Number	Description

10.8†	Minimum Volume Agreement between ONEOK Texas Field Services L.P. and Peak Operating of Texas, LLC (incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.9†	Gas Purchase Agreement between ONEOK Texas Field Services L.P. and Peak Operating of Texas, LLC (incorporated by reference to Exhibit 10.9 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.10†	Gas Purchase Contract between Warren Petroleum Company (Eagle Rock Field Services, L.P.) and Wallace Oil & Gas, Inc. (Cimarex Energy Co.) (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.11	Form of Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.12**	Employment Agreement dated August 2, 2006 between Eagle Rock Energy G&P, LLC and Richard W. FitzGerald (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.13	Base Contract for Sale and Purchase of Natural Gas between Eagle Rock Field Services, L.P. and Odyssey Energy Services, LLC (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

14.1	Code of Ethics posted on the Company’s website at www.eaglerockenergy.com.

21.1	List of Subsidiaries of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 21.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

23.1*	Consent of Deloitte & Touche LLP

24.1*	Powers of Attorney (included on page 5 of the 10-K/A)

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills. in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Alfredo Garcia in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Financial Reports by Alfredo Garcia in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned, thereunto duly authorized, on July 26, 2007.

EAGLE ROCK ENERGY PARTNERS, L.P.
By:	Eagle Rock Energy GP, L.P., its general partner
By:	Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ Joseph A. Mills

Name: Joseph A. Mills
Title: Chairman and Chief Executive Officer

EAGLE ROCK ENERGY PARTNERS, L.P.
By: Eagle Rock Energy GP, L.P., its general partner
By: Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ Alfredo Garcia

Name: Alfredo Garcia
Title: Acting Chief Financial Officer

POWERS OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and/or officers of EAGLE ROCK ENERGY G&P, LLC (the “Company”), a Delaware limited liability company, acting in its capacity as general partner of Eagle Rock Energy Partners, L.P., a Delaware limited partnership (the “Partnership”), does hereby appoint JOSEPH A. MILLS and ALFREDO GARCIA, his true and lawful attorneys-in-fact and agents to do any and all acts and things, and execute any and all instruments which, with the advice and consent of Counsel, said attorneys-in-fact and agents may deem necessary or advisable to enable the Company and Partnership to comply with the Securities Act of 1934, as amended, and any rules, regulations, and requirements thereof, to sign his name as a director and/or officer of the Company to the Form 10-K Report for Eagle Rock Energy Partners, L.P., each for the year ended December 31, 2006, and to any instrument or document filed as a part of, or in accordance with, each said Form 10-K or amendment thereto; and the undersigned do hereby ratify and confirm all that said attorneys-in-fact and agents shall do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, the undersigned have subscribed these presents this 26th day of July, 2007.

Signature	Title	Date

/s/ Joseph A. Mills Joseph A. Mills	Chairman and Chief Executive Officer (Principal Executive Officer)	July 26, 2007

/s/ Alfredo Garcia Alfredo Garcia	Senior Vice President, Corporate Development and Acting Chief Financial Officer (Principal Accounting Officer)	July 26, 2007

/s/ Kenneth A. Hersh Kenneth A. Hersh	Director	July 26, 2007

/s/ William J. Quinn William J. Quinn	Director	July 26, 2007

/s/ John A. Weinzierl John A. Weinzierl	Director	July 26, 2007

/s/ Philip B. Smith Philip B. Smith	Director	July 26, 2007

/s/ William K. White William K. White	Director	July 26, 2007

*	/s/ Alfredo Garcia

Attorney-in-Fact

CONSOLIDATED FINANCIAL STATEMENTS
OF EAGLE ROCK ENERGY PARTNERS, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of
Eagle Rock Energy Partners, L.P.
Houston, Texas
     We have audited the consolidated balance sheets of Eagle Rock Energy Partners, L.P. and subsidiaries (formerly Eagle Rock Pipeline, L.P.) (the “Partnership”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Eagle Rock Energy Partners, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 2, 2007

EAGLE ROCK ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
	($ in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,581	$19,372
Accounts receivable	43,567	43,557
Risk management assets	13,837	21,830
Prepayments and other current assets	2,679	1,277

Total current assets	70,664	86,036

PROPERTY, PLANT AND EQUIPMENT — Net	554,063	441,588
INTANGIBLE ASSETS — Net	130,001	115,000
RISK MANAGEMENT ASSETS	17,373	44,023
OTHER ASSETS	7,800	14,012

TOTAL	$779,901	$700,659

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,558	$43,401
Distributions payable-affiliate	—	5,000
Accrued liabilities	7,996	2,324
Risk management liabilities	1,005	2,260
Current maturities of long-term debt	—	3,866

Total current liabilities	58,559	56,851

LONG-TERM DEBT	405,731	404,600
ASSET RETIREMENT OBLIGATIONS	1,819	679
DEFERRED TAX LIABILITY	1,229	—
RISK MANAGEMENT LIABILITIES	20,576	30,433

COMMITMENTS AND CONTINGENCIES MEMBERS’ EQUITY:
Common Unitholders (1)	116,283	208,013
Subordinated Unitholders (2)	176,248	—
General Partner	(544)	83

Total members’ equity	291,987	208,096

TOTAL	$779,901	$700,659

(1)	20,691,495 and 24,150,739 units were issued and outstanding for 2006 and 2005, respectively.

(2)	20,691,495 and 0 units were issued and outstanding for 2006 and 2005, respectively.
See notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	Years Ended December 31,
($ in thousands, except per unit amounts)	2006	2005	2004
REVENUE:
Natural gas liquids sales	$234,354	$29,192	$8,797
Natural gas sales	195,146	26,463	968
Condensate	57,411	4,266	72
Gathering, compression, and processing fees	14,862	6,247	799
(Loss) gain on risk management instruments	(24,004)	7,308	—
Other	621	214	—

Total revenue	478,390	73,690	10,636

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	377,580	55,272	8,811
Operations and maintenance	32,905	2,955	34
General and administrative	13,161	4,765	2,406
Advisory termination fee	6,000	—	—
Depreciation and amortization	43,220	4,088	619

Total costs and expenses	472,866	67,080	11,870

OPERATING INCOME (LOSS)	5,524	6,610	(1,234)

OTHER INCOME (EXPENSE):
Interest and other income	996	171	24
Interest and other expense	(28,604)	(4,031)	—

Total other (expense) income	(27,608)	(3,860)	24

INCOME TAX PROVISION	1,230	—	—

(LOSS) INCOME FROM CONTINUING OPERATIONS	(23,314)	2,750	(1,210)

INCOME FROM DISCONTINUED OPERATIONS	—	—	22,192

NET (LOSS) INCOME	$(23,314)	$2,750	$20,982

NET (LOSS) INCOME PER COMMON UNIT — BASIC AND DILUTED:
(Loss) income from continuing operations
Common units	$(1.26)	$0.11	$(0.05)
Subordinated units	(0.43)	—	—
General partner units	(0.80)	4.06	(0.05)
Income from discontinued operations
Common units	$—	$—	$0.87
General partner units	—	—	—
Net (loss) income
Common units	$(1.26)	$0.11	$0.92
Subordinated units	(0.43)	—	—
General partner units	(0.80)	4.06	—
Basic and Diluted (units in thousands)
Common units	12,123	24,151	24,151
Subordinated units	17,873	—	—
General partner units	557	20	—
See notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	Years Ended December 31,
($ in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,314)	$2,750	$20,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,220	4,088	1,174
Amortization of debt issuance costs	1,114	76	—
Net realized gain on derivative contracts	(978)	—	—
Gain on sale of assets	—	—	(19,465)
Advisory termination fee	6,000	—	—
Equity-based compensation	142	—	—
Other	1,424	5	—
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	(10)	(42,821)	688
Prepayments and other current assets	(1,422)	(358)	214
Risk management activities	23,531	(5,709)	—
Accounts and distributions payable	3,105	40,094	167
Accrued liabilities	5,672	103	2
Other assets	(3,492)	104	111
Other current liabilities	—	—	(221)

Net cash provided by (used in) operating activities	54,992	(1,667)	3,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(38,416)	(4,157)	(20,491)
Sale of fixed assets	—	—	37,409
Acquisitions, net	(101,182)	(530,951)	—
Escrow cash	7,643	(7,643)	—
Purchase of intangible assets	(2,918)	(750)	—

Net cash (used in) provided by investing activities	(134,873)	(543,501)	16,918

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from long-term debt	(4,635)	400,000	(14,000)
Proceeds from revolver	12,500	7,600	—
Repayment of revolver	(10,600)	—	—
Payment of debt issuance costs	(2,939)	(6,535)	—
Payment for derivative contracts	—	(27,452)	—
Proceeds from derivative contracts	978	—	—
Unit issuance costs for IPO	(3,723)	—	—
Net cash in flow from IPO, including overallotment	248,067	—	—
Distributions of IPO proceeds to pre-IPO members	(245,067)	—	—
Contribution by members	98,540	192,369	45
Distributions to members and affiliates	(22,033)	(9,679)	—

Net cash provided by (used in) financing activities	71,088	556,304	(13,955)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,791)	11,136	6,615
CASH AND CASH EQUIVALENTS — Beginning of period	19,372	8,235	1,620

CASH AND CASH EQUIVALENTS — End of period	$10,581	$19,372	$8,235

	Years Ended December 31,
($ in thousands)	2006	2005	2004
Interest paid — net of amounts capitalized	$30,657	$—	$317

Investments in property, plant and equipment not paid	$6,573	$1,190	$—

Distributions payable to member	$—	$5,000	$—

Prepayment financed by note payable	$—	$866	$—

Issuance of common units for MGS acquisition	$20,280	$—	$—

See notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
($ in thousands, except Unit amounts)

							Eagle Rock
		Number of			Number of		Pipeline, L.P.
	General	Common		Common	Subordinated	Subordinated	Predecessor
	Partner	Units		Units	Units	Units	Equity	Total
BALANCE — January 1, 2004	$—	24,150,731	(1)	$—	—	$—	$6,628	$6,628
Net income	—	—		—	—	—	20,982	20,982
Capital contributions	—	—		—	—	—	45	45

BALANCE — December 31, 2004	—	24,150,731	(1)	—	—	—	27,655	27,655
Net income	83	—		4,067	—	—	(1,400)	2,750
Capital contributions	—	—		142,688	—	—	49,681	192,369
Distributions	—	—		—	—	—	(14,679)	(14,679)
Conversion of predecessor equity to common units	—	—		61,258	—	—	(61,258)	—

BALANCE —December 31, 2005	83	24,150,731	(1)	208,013	—	—	—	208,096
Net loss	(448)	—		(15,229)	—	(7,637)	—	(23,314)
Distributions	(287)	—		(4,160)	—	(12,587)	—	(17,033)
Conversion of common units to subordinated units	—	(20,691,495)		(193,481)	20,691,495	193,481	—	—
Issuance of common units — March 2006	—	3,922,930	(2)	98,540	—	—	—	98,540
Issuance of common units in MGS acquisition	—	809,329	(2)	20,280	—	—	—	20,280
IPO and overallotment	4,883	12,500,000		37,144	—	206,039	—	248,067
Distribution of IPO proceeds	(4,824)	—		(35,860)	—	(204,382)	—	(245,067)
IPO offering costs	(74)	—		(1,593)	—	(2,056)	—	(3,723)
Advisory fee termination	120	—		2,567	—	3,313	—	6,000
Restricted units expense	3	—		61	—	78	—	142

BALANCE — December 31, 2006	$(544)	20,691,495		$116,283	20,691,495	$176,248	$—	$291,987

(1)	Represents adjusted common units for presentation purposes. Based upon units on formation in March 2006, adjusted for IPO unit rate conversion.

(2)	Units issued adjusted for IPO conversion.
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

	December 31,	December 31,
($ in thousands)	2006	2005
Rights-of-way and easements — at cost	$66,801	$57,714
Less: accumulated amortization	(7,407)	(237)
Contracts	80,210	58,499
Less: accumulated amortization	(9,603)	(975)

Net Intangible assets	$130,001	$115,000

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
     Transportation and Exchange Imbalances — In the course of transporting natural gas and natural gas liquids for others, the Partnership may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2006 and 2005, the Partnership had imbalance receivables totaling $0.3 million and $0.2 million, respectively, and imbalance payables totaling $1.9 million and $0.8 million, respectively. As of December 31, 2005, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $0.8 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.
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
     The following pro forma information for the year ended December 31, 2006 and 2005, assumes the Brookeland gathering and processing facility, the Masters Creek gathering system, the Jasper NGL line and the MGS interests (only for 2006) had been acquired on January 1, 2006 and 2005, respectively (uanaudited):

($ in thousands)	2006	2005
Pro forma earnings data:
Revenues	$492,507	$508,904
Costs and expenses	(489,723)	(478,066)

Operating (loss) income	2,784	30,838
Other income (expense), net	(27,786)	(31,078)
Income tax provision	(1,230)	—

Loss from continuing operations	$(26,232)	$(240)

     In July 2004, the Partnership acquired a 25% undivided interest in a processing plant as well as a 20% undivided interest in a connected gathering system for $19.9 million. The results of operations have been recorded on a pro-rata consolidation basis and have been included in the statement of operations since the date of acquisition.

NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS
     Fixed assets consisted of the following:

	December 31,
($ in thousands)	2006	2005
Land	$853	$327
Plant	81,485	63,718
Gathering and pipeline	433,779	345,296
Equipment and machinery	37,185	24,386
Vehicles and transportation equipment	2,740	1,970
Office equipment, furniture, and fixtures	511	133
Computer equipment and software	4,623	508
Corporate	126	126
Linefill	3,923	3,674
Construction in progress	19,677	4,888

	584,902	445,025
Less: accumulated depreciation	(30,839)	(3,438)

Net fixed assets	$554,063	$441,588

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
     A reconciliation of our liability for asset retirement obligations is as follows:

($ in thousands)
Asset retirement obligations — January 1, 2005	$—
Addition, primarily Panhandle acquisitions	674
Accretion expense	5

Asset retirement obligations — December 31, 2005	679
Additions for Brookeland and MGS acquisitions	297
Purchase price allocation adjustment on Panhandle assets	698
Additional liability on newly built assets	17
Accretion expense	128

Asset retirement obligations — December 31, 2006	$1,819

     Asset retirement obligations prior to January 1, 2005 were not significant.
NOTE 6. LONG-TERM DEBT
     Long-term debt consists of:

	December 31,	December 31,
($ in thousands)	2006	2005
Revolver	$106,481	$7,600
Term loan	299,250	400,000
Other	—	866

Total debt	405,731	408,466
Less: current portion	—	3,866

Total long-term debt	$405,731	$404,600

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
NOTE 7. MEMBERS’ EQUITY
     At December 31, 2005, the Partnership had common units outstanding representing 98.01% of limited partnership interest and 1.99% of general partner interests, all of which were controlled by Holdings. On March 27, 2006, the Partnership sold 5,455,050 common units in a private placement for $98.3 million and converted the 98.01% limited partnership interest into 33,582,918 subordinated units. In June 2006, the Partnership issued 1,125,416 common units in connection with the MGS acquisition. At the initial public offering, the pre-IPO common units outstanding were converted into publicly-traded common units using a factor of approximately 0.7191. Additionally, Holdings contributed $0.2 million in cash during 2006. For the initial public offering, the Partnership issued 12.5 million common units. The overallotment option was exercised by the underwriters in November 2006 with 1,463,785 common units being issued from common units acquired by the Partnership from Holdings and selected private investors. The exercise of the overallotment did not result in additional shares being issued by the Partnership. At December 31, 2006, there were 20,691,496 common units and 20,691,496 subordinated units (all subordinated units owned by Holdings) outstanding. In addition, there were 122,450 restricted unvested common units outstanding.
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
     As discussed in Note 4, on June 2, 2006, the Partnership acquired Midstream Gas Services, L.P., which was a portfolio company of Natural Gas Partners in its Natural Gas Partners Vll, L.P. As part of the consideration for the acquisition, Natural Gas Partners received pre-initial public offering common units in the Partnership which were converted at the time of the initial public offering. During 2006, the Partnership made distributions of $3.7 million to Natural Gas Partners for these units for the initial public offering, overallotment and other distribution activities.
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

				($ in thousands)
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
NOTE 12. SEGMENTS
     Based on the Partnership’s approach to managing its assets, the Partnership believes its operations consist of two geographic segments and one functional (corporate) segment: (i) gathering, processing, transportation and marketing of natural gas in the Texas Panhandle Systems, (ii) gathering, natural gas processing and related NGL transportation in the Texas and Louisiana System, and (iii) risk management and other corporate activities. The Partnership’s chief operating decision-maker currently reviews its operations using these segments. The Partnership evaluates segment performance based on segment margin before depreciation and amortization. Transactions between reportable segments are conducted on a basis believed to be at market values. Prior to the December 1, 2005, acquisition of the Panhandle Acquisition, the Partnership had only one segment.
     Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

		Southeast
($ in millions)		Texas and
Year Ended December 31, 2006	Panhandle	Louisiana	Corporate		Total
Sales to external customers	$422.1	$79.4	$(23.1	)(a)	$478.4
Interest expense and other financing costs	—	—	28.6		28.6
Depreciation and amortization	36.3	5.9	1.0		43.2
Segment profit (loss)(b)	104.5	19.4	(23.1)		100.8
Capital expenditures	12.2	20.7	5.5		38.4
Segment assets	573.6	148.9	57.4		779.9

		Southeast
($ in millions)		Texas and
Year Ended December 31, 2005	Panhandle	Louisiana	Corporate		Total
Sales to external customers	$43.0	$23.4	$7.3	(a)	$73.7
Interest expense and other financing costs	—	—	4.0		4.0
Depreciation and amortization	2.9	1.0	0.1		4.1
Segment profit (b)	7.8	3.3	7.3		18.4
Capital expenditures	—	4.1	0.1		4.2
Segment assets	525.4	82.0	93.3		700.7

		Southeast
($ in millions)		Texas and
Year Ended December 31, 2004	Panhandle	Louisiana	Corporate	Total
Sales to external customers	$—	$10.6	$—	$10.6
Interest expense and other financing costs	—	—	—	—
Depreciation and amortization	—	0.6	—	0.6
Segment profit (b)	—	1.8	—	1.8
Capital expenditures	—	20.5	—	20.5
Segment assets	—	19.7	8.3	28.0

(a)	Represents results of our derivatives activity.

(b)	Segment profit (loss) is defined as sales to external customers minus cost of natural gas and natural gas liquids and other cost of sales. Sales to external customers for the corporate column include the impact of the risk management activities.
     The following table reconciles segment profit (loss) to income from continuing operations:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
($ in millions)	2006	2005	2004
Segment profit	$100.8	$18.4	$1.8
Operations and maintenance	(32.9)	(2.9)	—
General and administrative	(13.2)	(4.8)	(2.4)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
($ in millions)	2006	2005	2004
Advisory termination fee	(6.0)	—	—
Depreciation and amortization	(43.2)	(4.1)	(0.6)
Interest expense, net	(27.6)	(3.9)	—
Provision for income taxes	(1.2)	—	—

(Loss) income from continuing operations	$(23.3)	$2.7	$(1.2)

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
     The following table presents our calculation of basic earnings per unit for the periods indicated:

	For the Year Ended December 31,
($ in thousands)	2006	2005	2004
Net (loss) income:	$(23,314)	$2,750	$20,982

Net (loss) income allocated:
Common units	(15,229)	2,667	20,982
Subordinated units	(7,637)	—	—
General partner units	(448)	83	—

Weighted average unit outstanding during period:
Common units	12,123	24,151	24,151
Subordinated units	17,873	—	—
General partner units	557	20	—

Earnings Per Unit — continuing operations:
Common units	$(1.26)	$0.11	$(0.05)
Subordinated units	$(0.43)	$—	$—
General partner units	$(0.80)	$4.06	$(0.05)

NOTE 18. SUBSEQUENT EVENTS
     On February 7, 2007, the Partnership declared a $0.3625 distribution per common unit for the fourth quarter of 2006, prorated to $0.2679 per common unit for the timing of the initial public offering on October 24, 2006. The distribution to the common unitholders was paid on February 15, 2007. No distribution was made to the subordinated unitholders or general partner for the quarter.
     On April 2, 2007, the Partnership announced it has signed a definitive agreement to acquire Laser Midstream Energy, L.P. (“Laser”) and certain of its subsidiaries for an aggregate purchase price of $136.8 million, $110.0 million in cash and 1,407,895 common units, in a privately negotiated transaction. The assets subject to this transaction include gathering systems and related compression and processing facilities in South Texas, East Texas and North Louisiana. The acquisition is subject to customary closing conditions and is expected to close in late April.
     In addition, Eagle Rock has signed a definitive agreement to acquire certain fee minerals, royalties and working interest properties from Montierra Minerals & Production, L.P. (a Natural Gas Partners VII, L.P. portfolio company) and NGP-VII Income Co-Investment Opportunities, L.P. (a Natural Gas Partners affiliate). For a combined negotiated value of $127.6 million for the assets contributed to Eagle Rock, Montierra and such co-investment fund (together “Montierra”) will receive as consideration a total of 6,400,000 newly-issued common units and $6.0 million in cash. The assets conveyed in this transaction include minerals acres, and interests in wells with net proved producing reserves of approximately 4.6 billion cubic feet of gas (unaudited) and 2.5 million barrels of oil (unaudited).
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
     In addition, the Partnership has received commitments to upsize its revolver facility under its existing Amended and Restated Credit Facility by $100 million. The increase of the revolver provides the Partnership with approximately $175 million in borrowing availability.
* * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ONEOK Texas Field Services, L.P.
     We have audited the accompanying balance sheets of ONEOK Texas Field Services, L.P. (the “Company”) as of December 31, 2004 and November 30, 2005, and the related statements of operations, partnership capital, and cash flows for the years ended December 31, 2003 and 2004 and the eleven-month period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and November 30, 2005, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2004 and for the eleven-month period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
     As described in the notes 1 and 9 to the financial statements, on December 1, 2005, Eagle Rock Field Services, L.P. (a subsidiary of Eagle Rock Midstream Resources, L.P.) acquired ONEOK Texas Field Services, L.P.
/s/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
April 28, 2006

ONEOK TEXAS FIELD SERVICES, L.P.
BALANCE SHEETS
As of December 31, 2004 and November 30, 2005

	December 31,	November 30,
	2004	2005
ASSETS
CURRENT ASSETS:
Trade accounts receivable — net	$30,923,722	$57,504,280
Other current assets	103,583	72,638

Total current assets	31,027,305	57,576,918

PROPERTY, PLANT, AND EQUIPMENT	277,416,065	283,937,499
Less accumulated depreciation and amortization	(33,476,890)	(41,450,158)

Property, plant, and equipment — net	243,939,175	242,487,341

GOODWILL	18,739,673	18,739,673

AMOUNT DUE FROM AFFILIATES — Net	10,911,596	57,543,486

INVESTMENTS AND OTHER	13,172	99,845

TOTAL ASSETS	$304,630,921	$376,447,263

LIABILITIES AND PARTNERSHIP CAPITAL
CURRENT LIABILITIES:
Accounts payable	$28,050,478	$44,846,894
Accrued taxes	227,865	8,371,637
Merger consideration earnest money	—	15,000,000
Other current liabilities	158,364	966,197

Total current liabilities	28,436,707	69,184,728
DEFERRED INCOME TAXES	70,226,307	71,785,476
OTHER DEFERRED CREDITS	1,623,828	1,769,464

Total liabilities	100,286,842	142,739,668
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERSHIP CAPITAL	204,344,079	233,707,595

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL	$304,630,921	$376,447,263

See notes to financial statements.

ONEOK TEXAS FIELD SERVICES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2004 and for the
Eleven-Month Period Ended November 30, 2005

			Period Ended
	Years Ended December 31,		November 30,
	2003	2004	2005
REVENUES	$297,289,534	$335,518,977	$396,953,100
COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	249,283,649	263,840,261	316,978,910
Operations and maintenance	22,394,552	25,218,165	25,326,379
Depreciation and amortization	7,187,244	8,267,893	8,157,159
Ad valorem taxes	1,509,920	2,208,776	2,192,117

Total costs and expenses	280,375,365	299,535,095	352,654,565

OPERATING INCOME	16,914,169	35,983,882	44,298,535

OTHER INCOME:
Other income — net	51,752	23,145	17,312
Interest income	189,598	645,329	858,793

Total other income	241,350	668,474	876,105

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	17,155,519	36,652,356	45,174,640
INCOME TAX PROVISION	6,071,125	12,730,580	15,811,124

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,084,394	23,921,776	29,363,516
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — Net of tax	227,083	—	—

NET INCOME	$10,857,311	$23,921,776	$29,363,516

See notes to financial statements.

ONEOK TEXAS FIELD SERVICES, L.P.
STATEMENTS OF PARTNERSHIP CAPITAL
For the Years Ended December 31, 2003 and 2004 and for the
Eleven-Month Period Ended November 30, 2005

			Period Ended
	Years Ended December 31,		November 30,
	2003	2004	2005
PARTNERSHIP CAPITAL — Beginning of period	$169,564,992	$180,422,303	$204,344,079
NET INCOME	10,857,311	23,921,776	29,363,516

PARTNERSHIP CAPITAL — End of period	$180,422,303	$204,344,079	$233,707,595

See notes to financial statements.

ONEOK TEXAS FIELD SERVICES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2004 and for the
Eleven-Month Period Ended November 30, 2005

			Period Ended
	Years Ended December 31,		November 30,
	2003	2004	2005
OPERATING ACTIVITIES:
Net income	$10,857,311	$23,921,776	$29,363,516
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	7,187,244	8,267,893	8,157,159
Provision for deferred income taxes	10,942,967	7,325,058	1,559,008
Changes in assets and liabilities:
Accounts receivable and other current assets	(23,791,047)	(30,904,634)	(56,598,772)
Accounts payable and accrued liabilities	21,363,098	34,705,323	64,320,201
Other assets and liabilities	5,659,611	(1,502,400)	801,622

Net cash provided by operating activities	32,219,184	41,813,016	47,602,734

INVESTING ACTIVITIES:
Capital expenditures	(5,203,298)	(5,567,410)	(6,705,325)
Other investing activities	—	—	(2,281)

Net cash used in investing activities	(5,203,298)	(5,567,410)	(6,707,606)

FINANCING ACTIVITIES — Increase in amounts due from parent	(27,015,886)	(36,245,606)	(40,895,128)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS — End of period	—	—	—

See notes to financial statements.

ONEOK TEXAS FIELD SERVICES, L.P.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2003 and 2004, and for the
Eleven-Month Period Ended November 30, 2005
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Through November 30, 2005, ONEOK Texas Field Services, L.P. (the “Company”) was a wholly-owned subsidiary of ONEOK, Inc. (“ONEOK”), and is the predecessor to Eagle Rock Energy Partners, L.P. The Company purchases, gathers and processes natural gas and extracts, sells and markets natural gas liquids (“NGLs”) in the Texas Panhandle area. We own or lease six processing facilities, and approximately 3,900 miles of gathering pipelines. On December 1, 2005, the Company merged with Eagle Rock Field Services L.P., a subsidiary of Eagle Rock Midstream Resources, L.P. Subsequent to the merger, Eagle Rock Midstream Resources, L.P. changed its name to Eagle Rock Field Services, Inc.
2. SUMMARY OF ACCOUNTING POLICIES
     Critical Accounting Policies — The following is a summary of our most critical accounting policies, which are defined as those policies most important to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective, or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters. The development and selection of our critical accounting policies and estimates are a reflection of the policies discussed with the audit committee of ONEOK’s Board of Directors for ONEOK’s corporate accounting policies.
     Derivatives and Risk Management Activities — To minimize the risk of fluctuations in natural gas, NGLs and crude oil prices, ONEOK periodically enters into futures transactions and swaps on behalf of its subsidiary companies in order to hedge anticipated sales and purchases of natural gas and crude oil production, fuel requirements and NGL inventories on a consolidated basis. The Company, therefore, does not account for these derivative transactions on its books.
     Impairment of Goodwill and Long-Lived Assets — We assess our goodwill for impairment at least annually based on Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with SFAS No. 142, to the book value. If the fair value is less than the book value, an impairment is indicated and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. We performed our annual tests of goodwill as of January 1, 2004 and 2005, and there was no impairment indicated.
     We assess our long-lived assets for impairment based on SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may exceed its fair value. Fair values are based on the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the assets.
     Examples of long-lived asset impairment indicators include:
•	a significant decrease in the market price of a long-lived asset or asset group;

•	a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator that would exclude allowable costs from the rate-making process;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;

•	a current-period operating cash flow loss combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and

•	a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;
     Pension and Postretirement Employee Benefits — ONEOK has a defined benefit pension plan covering substantially all full-time employees and a postretirement employee benefits plan covering most employees. No bargaining unit employees hired after December 31, 2004, are eligible for ONEOK’s defined benefit pension plan; however, they are covered by a profit sharing plan. ONEOK’s actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods. In determining the projected benefit obligations and the costs, assumptions can change from period to period and result in material changes in the costs and liabilities we recognize. Our statements of operations reflect the estimated annual expenses that ONEOK incurred on our behalf associated with pension and postretirement employee benefits by allocation.
     Contingencies — Our accounting for contingencies covers a variety of business activities including contingencies for legal exposures and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, either positive or negative, on earnings.
Significant Accounting Policies
     Cash and Cash Equivalents — the Company’s cash management function is performed by ONEOK. As a part of this function, the Company’s cash receipts and disbursements are transferred to ONEOK accounts on a daily basis and remitted to the Company as cash is required.
     Property, Plant, and Equipment — Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment are depreciated using the straight-line method over its estimated useful life. The weighted average useful lives are as follows:

Pipeline and equipment	33 years
Gas processing and equipment	25 years
Office furniture and equipment	20 years
     The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets are capitalized.
     Revenue Recognition — We recognize revenue when services are rendered or product is delivered. We receive fees for gathering natural gas production from oil and natural gas wells under three primary contract arrangements.
•	Keep-Whole — We extract NGLs and return to the producer volumes of merchantable natural gas containing the same amount of BTUs as the raw natural gas that the producer delivered to us. We then sell the natural gas liquids to an affiliate.

•	Percent of Proceeds — We retain a percentage of the NGLs and/or a percentage of the natural gas as payment for gathering, compressing and processing the producer’s raw natural gas. Both the natural gas and natural gas liquids are sold to affiliates.

•	Fee — We are paid a fee for the services provided such as BTUs gathered, compressed, treated and/or processed.
     Income Taxes — In 2001, the Company filed an election to be treated as a C corporation for federal income tax purposes, and was included in the consolidated federal income tax return of ONEOK. For financial reporting purposes, the Company computes its income taxes as if it filed a separate federal income tax return. Thus, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.
     Asset Retirement Obligations — On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS No. 143 requires that we recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement.
     All legal obligations for asset retirement obligations were identified and the fair value of these obligations was determined as of January 1, 2003. The obligations primarily relate to retirements of gas processing plants, compressor sites and meter sites associated with the business. As a result of the adoption of SFAS No. 143, we recorded a long-term liability of approximately $1.44 million, an increase to property, plant and equipment, net of accumulated depreciation, of approximately $1.08 million, and a cumulative effect loss of approximately $0.21 million, net of tax, in the first quarter of 2003. The related depreciation and amortization expense is immaterial to our financial statements. Subsequent changes to these amounts have been immaterial to our financial statements.
     Use of Estimates — Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Items which may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provisions for uncollectible accounts receivable, unbilled revenues for gas delivered but for which meters have not been read, gas purchased expense for gas received but for which no invoice has been received, provision for income taxes including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts. Accordingly, the reported amounts of our assets and liabilities, revenues and expenses, and related disclosures are necessarily affected by these estimates.
     We evaluate these estimates on an ongoing basis using historical experience, consultation with experts and other methods we consider reasonable based on the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on our financial position or results of operations from revisions to these estimates are recorded in the period when the facts that give rise to the revision become known.
     Allocated Expenses — Our historical income statements reflect all of the expenses that the parent incurred on its behalf. The Company’s financial statements therefore include certain expenses incurred by its parent which may include, but are not necessarily limited to, the following:
•	Officer and employee salaries

•	Rent or depreciation

•	Advertising

•	Accounting, tax, and legal services

•	Other selling, general and administrative expenses

•	Costs for pension, medical, postretirement, and other employee benefits
     Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of November 30, 2005 or December 31, 2004, respectively.

3. PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment consisted of the following.

	As of	As of
	December 31	November 30,
	2004	2005
Land and buildings	$101,587	$101,587
Pipelines and related assets	272,878,005	277,318,829
Office equipment, furniture, and fixtures	1,783	127,044
Constructions in progress	3,418,233	5,404,689
Other	1,016,457	985,350

Total	277,416,065	283,937,499
Less accumulated depreciation	(33,476,890)	(41,450,158)

Net	$243,939,175	$242,487,341

4. RELATED-PARTY TRANSACTIONS
     The majority of the Company’s natural gas and natural gas liquids sales were to affiliates. Total sales to affiliates were $285.6 million, $322.9 million and $386.3 million for the years ended December 31, 2003 and 2004 and for the eleven-month period ended November 30, 2005, respectively. Trade receivables due from affiliates were $22.9 million and $56.5 million at December 31, 2004 and November 30, 2005, respectively. Additionally, ONEOK and its subsidiaries (affiliates) provided a variety of services to the Company, including cash management and financing services, employee benefits provided through ONEOK’s benefit plans, administrative services provided by ONEOK employees and management, insurance and office space leased in ONEOK’s headquarters building and other field locations. Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by ONEOK. In other situations, the costs are allocated to the affiliates through a variety of methods, depending upon the nature of the expense and the activities of the affiliates. For example, a benefit which applies equally to all employees is allocated based upon the number of employees in each affiliate. An expense benefiting the consolidated company but having no direct basis for allocation is allocated by a method using a combination of gross plant and investment, operating income and labor expense. All costs directly charged or allocated to the Company by affiliates are included in the statements of income and all such operating costs have been allocated by ONEOK and its affiliates.
     Our cash management function, including cash receipts and disbursements, were performed by ONEOK. These cash receipts and disbursements are included in amount due from affiliate reflected in our balance sheets. The net amount due from/(to) ONEOK was approximately $10.9 million and $57.5 million at December 31, 2004 and November 30, 2005, respectively. Amounts payable to ONEOK have no stated maturity date or interest rate. As of December 31, 2004 and November 30, 2005, ONEOK represented the balance due from/(to) parent would not be called within a twelve month period. As a result, the amount classified as due from parent has been classified as a non-current asset in the accompanying balance sheets. In connection with the cash management function, interest is allocated to the Company for funds held by ONEOK. The methodology for allocating interest income is based on affiliate cash activity and interest rates developed from market rates on ONEOK’s cash balances.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of cash and cash equivalents, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short term nature of these instruments.
6. COMMITMENTS AND CONTINGENCIES
     Leases — We utilize assets under operating leases in several areas of operation. Combined rental expense, including leases with no continuing commitment, amounted to $1.2 million, $1.7 million and $1.6 million for the years ended December 31, 2003 and 2004, and the period ended November 30, 2005, respectively.
     Future minimum lease payments under non-cancelable operating leases as of November 30, 2005 are immaterial.
     Environmental — The Company is subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require the Company to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose the Company to fines, penalties and/or interruptions in our operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities, in the process of transporting natural gas or NGLs, or at any facility that we own, operate or otherwise use, the Company could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results, operations and cash flow. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.
     The Company’s expenditures for environmental evaluation and remediation to date have not been significant in relation to the results of operations and there were no material effects upon earnings related to compliance with environmental regulations.
     Other — The Company is a party to other litigation matters and claims, which are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
     Regulatory Compliance — In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the Company’s financial position.
7. INCOME TAXES
     Earnings are subject to federal income taxes. The following table shows the components of the Company’s income tax provision (benefit):

			Period Ended
	Years Ended December 31,		November 30,
	2003	2004	2005
Current income taxes (benefit)	$(4,871,842)	$5,405,522	$14,252,116
Deferred income taxes	10,942,967	7,325,058	1,559,008

Total provision for income taxes before cumulative effect of change in accounting principle	6,071,125	12,730,580	15,811,124
Tax benefit related to cumulative effect of change in accounting principle	(122,275)	—	—

Total provision for income taxes	$5,948,850	$12,730,580	$15,811,124

     Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows:

			Period Ended
	Years Ended December 31,		November 30,
	2003	2004	2005
Pretax income	$17,155,519	$36,652,356	$45,174,640
Federal statutory income tax rate	35%	35%	35%

Provision for federal income taxes at statutory rate	6,004,432	12,828,325	15,811,124
Other — net	66,693	(97,745)	—

Income tax provision before cumulative effect of change in accounting principle	$6,071,125	$12,730,580	$15,811,124

     The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in its financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. Realization of the deferred income tax assets is dependent on generating sufficient taxable income in future years.
     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets or liabilities and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rules currently in effect in each of the taxing jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of December 31, 2004 and November 30, 2005 were as follows:

	December 31,	November 30,
	2004	2005
DEFERRED TAX ASSETS — Other accrued liabilities	$212,580	$254,919

Deferred tax liabilities:
Excess of tax over book depreciation and depletion	70,377,637	71,984,249
Other	61,250	56,146

Total deferred tax liabilities	70,438,887	72,040,395

Net deferred tax liabilities	$70,226,307	$71,785,476

8. EMPLOYEE BENEFIT PLANS
     Employee Benefit Plans — The Company’s income statements reflect the estimated annual expenses that ONEOK incurred on its behalf associated with pension, medical, postretirement and other employee benefits by allocation. Such allocated amounts were $1.0 million, $1.5 million and $1.7 million for the years ended December 31, 2003 and 2004, and the eleven-month period ended November 30, 2005, respectively. Primary benefit plans offered were as follows:
     Retirement Plans — We have defined benefit and defined contribution retirement plans covering substantially all employees. Certain officers and key employees are also eligible to participate in supplemental retirement plans.
     Other Postretirement Benefit Plans — We sponsor welfare care plans that provide postretirement medical benefits and life insurance to substantially all employees who retire under the retirement plans with at least five years of service. The postretirement medical plan is contributory, with retiree contributions adjusted periodically, and contains other cost sharing feature such as deductibles and coinsurance. Nonbargaining employees retiring between the ages of 50 and 55 who elect postretirement medical coverage and all nonbargaining employees hired on or after January 1, 1999 who elect postretirement medical coverage, pay 100 percent of the retiree premium for participation in the plan. Additionally, any employee who came to us through various acquisitions may be further limited in their eligibility to participate or receive any contributions from us for postretirement medical benefits.
     Thrift Plan — ONEOK has a Thrift Plan covering substantially all employees. Employee contributions are discretionary. Subject to certain limits, we match employee contributions. the Company’s income statements reflect the estimated annual expenses that ONEOK incurred on our behalf associated with the thrift plan by allocation.
     Profit Sharing Plan — ONEOK has a profit sharing plan for all nonbargaining unit employees hired after December 31, 2004. Nonbargaining unit employees who were employed prior to January 1, 2005, were given a one-time opportunity to make an irrevocable election to participate in the profit sharing plan and not accrue any additional benefits under the defined benefit pension plan after December 31, 2004. ONEOK made a contribution to the profit sharing plan each quarter equal to one percent of each participant’s compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. The Company’s income statements reflect the estimated annual expenses that ONEOK incurred on our behalf associated with the profit sharing plan by allocation.
9. SUBSEQUENT EVENT
     On December 1, 2005 Eagle Rock Field Services, L.P. (a subsidiary of Eagle Rock Midstream Resources, L.P.) acquired ONEOK Texas Field Services, L.P. for $528.0 million. In association with the purchase, prior to November 30, 2005, the Company received merger consideration earnest money of $15.0 million from Eagle Rock Pipeline, L.P.
* * * * * *

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.2	Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (included as Appendix A to the Prospectus and including specimen unit certificate for the common units) (incorporated by reference to Exhibit 3.2 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.3	Certificate of Limited Partnership of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.3 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.4	Limited Partnership Agreement of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.5	Certificate of Formation of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.5 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.6	Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.6 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.1	Registration Rights Agreement dated March 27, 2006, among Eagle Rock Pipeline, L.P. and the Purchasers listed thereto (incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.2	Tag Along Agreement dated March 27, 2006, among Eagle Rock Pipeline, L.P., Eagle Rock Pipeline GP, LLC, Eagle Rock Holdings, L.P. and the Purchasers listed thereto. (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.3	Form of Registration Rights Agreement between Eagle Rock Energy Partners, L.P. and Eagle Rock Holdings, L.P. (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

4.4	Form of Common Unit Certificate (included as Exhibit A to the Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P., which is included as Appendix A to the Prospectus) (incorporated by reference to Exhibit 3.2 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.1	Amended and Restated Credit and Guaranty Agreement (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.2	Form of Omnibus Agreement (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.3**	Form of Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.4	Sale, Contribution and Exchange Agreement by and among the general and limited partners of Midstream Gas Services, L.P., Eagle Rock Energy Services, L.P. and Eagle Rock Pipeline, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.5†	Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and ONEOK Texas Field Services, L.P. (incorporated by reference to Exhibit 10.5 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.6†	Gas Sales and Purchase Agreement between MC Panhandle, Inc. (Chesapeake Energy Marketing Inc.) and MidCon Gas Services Corp. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.6 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.7†	Brookeland Gas Facilities Gas Gathering and Processing Agreement between Union Pacific Resources Company (Anadarko E&P Company LP) and Sonat Exploration Company (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.8†	Minimum Volume Agreement between ONEOK Texas Field Services L.P. and Peak Operating of Texas, LLC (incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.9†	Gas Purchase Agreement between ONEOK Texas Field Services L.P. and Peak Operating of Texas, LLC (incorporated by reference to Exhibit 10.9 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

Exhibit Number	Description

10.10†	Gas Purchase Contract between Warren Petroleum Company (Eagle Rock Field Services, L.P.) and Wallace Oil & Gas, Inc. (Cimarex Energy Co.) (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.11	Form of Contribution, Conveyance and Assumption Agreement (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.12**	Employment Agreement dated August 2, 2006 between Eagle Rock Energy G&P, LLC and Richard W. FitzGerald (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

10.13	Base Contract for Sale and Purchase of Natural Gas between Eagle Rock Field Services, L.P. and Odyssey Energy Services, LLC (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

14.1	Code of Ethics posted on the Company’s website at www.eaglerockenergy.com.

21.1	List of Subsidiaries of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 21.1 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

23.1*	Consent of Deloitte & Touche LLP

24.1*	Powers of Attorney (included on page 5 of the 10-K/A)

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Alfredo Garcia in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Financial Reports by Alfredo Garcia in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.