Form 10-Q
period 2007-06-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2007-08-14
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33016

EAGLE ROCK ENERGY PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	68-0629883 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer had 50,633,720 common units outstanding as of August 14, 2007.

EAGLE ROCK ENERGY PARTNERS, L.P.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
($ in thousands)	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,296	$10,581
Cash advances to affiliates	10,665	—
Accounts receivable	106,034	43,567
Risk management assets	—	13,837
Prepayments and other current assets	1,626	2,679

Total current assets	120,621	70,664

PROPERTY, PLANT AND EQUIPMENT — Net	832,857	554,063
INTANGIBLE ASSETS — Net	155,670	130,001
RISK MANAGEMENT ASSETS	20,700	17,373
OTHER ASSETS	12,076	7,800

TOTAL	$1,141,924	$779,901

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,518	$49,558
Accrued liabilities	15,099	7,996
Risk management liabilities	7,802	1,005

Total current liabilities	134,419	58,559

LONG-TERM DEBT	422,131	405,731
ASSET RETIREMENT OBLIGATIONS	1,947	1,819
DEFERRED STATE TAX LIABILITY	1,822	1,229
RISK MANAGEMENT LIABILITIES	38,526	20,576
OTHER	145	—
COMMITMENTS AND CONTINGENCIES (Note 11)
MEMBERS’ EQUITY (DEFICIT):
Common Unit Holders(1)	395,981	116,283
Subordinated Unitholders(2)	148,624	176,248
General Partner(3)	(1,671)	(544)

Total members’ equity	542,934	291,987

TOTAL	$1,141,924	$779,901

(1)	36,284,759 units were issued and outstanding as of June 30, 2007 and 20,691,495 for December 31, 2006. These numbers do not include 450,021 units and 122,450, respectively, issued to employees as of June 30, 2007 and December 31, 2006, respectively, under the 2006 Long-Term Incentive Plan and which are subject to vesting requirements.

(2)	20,691,495 units were issued and outstanding as of June 30, 2007 and December 31, 2006.

(3)	844,551 units were issued and outstanding as of June 30, 2007 and December 31, 2006.
See notes to condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands except per share data)	2007	2006	2007	2006
REVENUE:
Natural gas liquids sales	$72,616	$65,213	$124,311	$111,917
Natural gas sales	132,795	45,905	181,067	99,186
Condensate	11,785	14,867	21,939	29,069
Gathering, compression and processing fees	6,883	3,925	11,166	5,946
Loss on risk management instruments	(27,255)	(15,171)	(34,897)	(35,241)
Royalty income	3,121	—	3,121	—
Lease and rental income	71	—	71	—
Other income	—	147	—	327

Total revenue	200,016	114,886	306,778	211,204

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	189,939	96,245	280,575	188,236
Operations and maintenance	11,397	9,116	19,320	14,798
General and administrative	5,898	3,557	10,821	6,010
Other operating	—	—	1,711	—
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215

Total costs and expenses	221,383	119,919	338,206	229,259

OPERATING LOSS	(21,367)	(5,033)	(31,428)	(18,055)
OTHER (EXPENSE) INCOME:
Interest income	176	—	300	40
Other income	91	—	91	—
Interest expense	(2,172)	(3,428)	(10,028)	(5,963)
Other expense	(255)	—	(1,966)	—

Total other (expense) income	(2,160)	(3,428)	(11,603)	(5,923)

STATE INCOME TAX PROVISION	256	508	420	508

NET LOSS	$(23,783)	$(8,969)	$(43,451)	$(24,486)

NET LOSS PER COMMON UNIT -
BASIC AND DILUTED:
Net loss
Common units	$(0.28)	$(0.31)	$(0.55)	$(0.91)
Subordinated units	(0.71)	(0.31)	(1.36)	(0.91)
General partner units	(0.71)	(0.31)	(1.36)	(0.91)
Basic and Diluted (units in thousands)
Common units	30,613	4,180	25,680	13,552
Subordinated units	20,691	24,151	20,691	12,809
General partner units	845	589	845	427
See notes to condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months
	Ended June 30,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,451)	$(24,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,779	20,215
Amortization of debt issuance costs	—	432
Reclassifying financing derivative settlements	(100)	(500)
Equity-based compensation expense	792	—
Other	2	35
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	(24,943)	1,021
Prepayments and other current assets	223	546
Risk management activities	34,539	26,724
Accounts payable	28,328	(13,714)
Accrued liabilities	6,212	4450
Other assets	738	324

Net cash provided by operating activities	28,119	15,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(37,993)	(12,931)
Advances to affiliates	(10,665)	—
Acquisitions	(118,475)	(100,524)
Cash accrued in acquisitions	3,821	—
Escrow cash	—	7,643
Purchase of intangible assets	(1,199)	(2,185)
Other	22	—

Net cash used in investing activities	(164,489)	(107,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	34,400	354
Repayment of long-term debt	(18,000)	(10,600)
Payment of debt issuance costs	—	(862)
Proceeds from derivative contracts	100	500
Payment of deferred offering costs	—	(1,267)
Contribution by members	—	98,390
Proceeds from equity issuance	127,500	—
Distributions to members and affiliates	(16,185)	(5,833)

Net cash (used in) provided by financing activities	127,815	80,682

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,555)	(12,269)
CASH AND CASH EQUIVALENTS — Beginning of period	10,581	19,372

CASH AND CASH EQUIVALENTS — End of period	$2,296	$7,103

Interest paid — net of amounts capitalized	$7,925	$17,339

Investments in property, plant and equipment not paid	$4,892	$1,284

Acquisition of assets for equity	$182,291	$—

See notes to condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007
(Unaudited)

		Number of		Number of
	General	Common	Common	Subordinated	Subordinated
	Partner	Units	Units	Units	Units	Total
			($ in thousands, except unit amounts)
BALANCE — December 31, 2006	$(544)	20,691,495	$116,283	20,691,495	$176,248	$291,987

Equity issued to private investors	—	7,005,495	127,500	—	—	127,500
Equity issued in acquisitions	—	8,587,769	182,291	—	—	182,291
Net loss	(1,140)	—	(14,371)	—	(27,940)	(43,451)
Distributions	—	—	(16,185)	—	—	(16,185)
Restricted unit expense	13	—	463	—	316	792

BALANCE — June 30, 2007	$(1,671)	36,284,759	$395,981	20,691,495	$148,624	$542,934

See notes to condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Eagle Rock Energy Partners, L.P., a Delaware limited partnership, formed in May 2006, is an indirect subsidiary of Eagle Rock Holdings, L.P. (“Holdings”). Holdings is a portfolio company of Irving, Texas based private equity capital firm, Natural Gas Partners. Eagle Rock Pipeline, L.P. was formed on November 14, 2005 for the purpose of owning a limited partnership interest in Eagle Rock Midstream Resources, L.P.
     Initial Public Offering — Eagle Rock Energy Partners, L.P. was formed for the purpose of completing a public offering of common units. On October 24, 2006, it offered and sold 12,500,000 common units in its initial public offering, or IPO, at a price of $19.00 per unit. Net proceeds from the sale of the units, $222.1 million after underwriting costs, were used for reimbursement of capital expenditures for investors prior to the initial public offering, replenish working capital, and the payment of distribution arrearages. In connection with the initial public offering, Eagle Rock Pipeline, L.P. was merged with and into a newly formed subsidiary of Eagle Rock Energy Partners, L.P.
     Basis of Presentation and Principles of Consolidation — The accompanying financial statements include assets, liabilities and the results of operations of Eagle Rock Energy Partners, L.P. and its predecessor entities (Eagle Rock Midstream Resources, L.P. and Eagle Rock Pipeline, L.P.). The reorganization of these entities was accounted for as a reorganization of entities under common control. The general partner interests of Eagle Rock Pipeline, L.P. and Eagle Rock Midstream Resources, L.P. are held by Eagle Rock Pipeline GP, L.L.C. a wholly-owned subsidiary of Eagle Rock Energy Partners, L.P. On March 22, 2006, Eagle Rock Pipeline GP, L.L.C. and Eagle Rock Pipeline, L.P. were converted to Delaware entities. Eagle Rock Pipeline, L.P., Eagle Rock Midstream Resources, L.P., Eagle Rock Pipeline GP, L.L.C. and their subsidiaries and, effective October 24, 2006, Eagle Rock Energy Partners, L.P. are collectively referred to as “Eagle Rock Energy” or the “Partnership.”
     Description of Business — We are a growth-oriented Delaware limited partnership engaged in the business of gathering, compressing, treating, processing, transporting and selling natural gas, fractionating and transporting natural gas liquids, or NGLs, which we call our “midstream” business, and in the business of acquiring, developing and producing interests in oil and natural gas properties, which we call our “upstream” business. The Partnership’s natural gas pipelines gather natural gas from designated points near producing wells and transports these volumes to third-party pipelines, the Partnership’s gas processing plants, utilities and industrial consumers. Natural gas transported to the Partnership’s gas processing plants, either on the Partnership’s pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed into marketable natural gas and natural gas liquids (NGLs). The Partnership conducts its midstream operations within Louisiana and three geographic areas of Texas. The Partnership’s Texas panhandle assets consist of assets acquired from ONEOK, Inc. on December 1, 2005, and include gathering and processing assets (the “Texas Panhandle System”). The Partnership’s southeast Texas and Louisiana assets include a non-operated 25% undivided interest in a processing plant as well as a non-operated 20% undivided interest in a connected gathering system (the “Texas and Louisiana System”). On April 7, 2006, the Partnership’s Texas and Louisiana System completed the acquisition of a 100% interest in the Brookeland and Masters Creek processing plants in east Texas from Duke Energy Field Services. On June 2, 2006, the Partnership’s Texas Panhandle System completed the acquisition of 100% of Midstream Gas Services, L.P. On May 3, 2007, we completed our acquisition of Laser Midstream Energy, L.P. (“Laser”) and certain of its subsidiaries (“Laser Acquisition”) (see Note 4). The Laser assets include gathering systems and related compression and processing facilities in South Texas, East Texas and North Louisiana, now a part of both our Texas and Louisiana and South Texas Systems.
     With respect to our upstream business, we completed the acquisition of certain fee minerals, royalties, overriding royalties and non-operated working interest properties from Montierra Minerals & Production, L.P. (“Montierra”) (a Natural Gas Partners VII, L.P. portfolio company) and NGP-VII Income Co-Investment Opportunities, L.P. (“Co-Invest”) (a Natural Gas Partners affiliate) (collectively, “the Montierra Acquisition”) on April 30, 2007 (see Note 4). As a result of this acquisition, our upstream assets include royalty interests located in multiple producing trends across the United States. The assets include interests in mineral acres and interests in wells with net proved producing reserves of approximately 4.5 billion cubic feet of natural gas and 2.5 million barrels of crude oil. On June 18, 2007, we also completed the acquisition of certain assets owned by MacLondon Energy, L.P. (see Note 4) which include additional interests in wells in which the Partnership already owns a royalty interest as a result of the Montierra Acquisition.
     Currently, based on revenues generated during the second quarter 2007, our midstream business comprises approximately 97% of our business and our upstream business comprises approximately 3%. We intend to acquire and construct additional assets in both our midstream and upstream businesses, and we have an experienced management team dedicated to growing, operating and maximizing the profitability of our assets. Our management team is experienced in gathering and processing natural gas, as well as in the operation of oil and natural gas properties and assets.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Eagle Rock Energy is the owner of a non-operating undivided interest in the Indian Springs gas processing plant and the Camp Ruby gas gathering system. Eagle Rock Energy owns these interests as tenants-in-common with the majority owner-operator of the facilities. Accordingly, Eagle Rock Energy includes its pro-rata share of assets, liabilities, revenues and expenses related to these assets in its financial statements. All intercompany accounts and transactions are eliminated in the consolidated financial statements. The unaudited consolidated interim financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared on the same basis as the annual financial statements and should be read in conjunction with the annual financial statements included in the Partnership’s 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and natural gas reserves, which can affect the carrying value of oil and natural gas properties. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and such differences could be material.
Oil and Natural Gas Accounting Policies
     We utilize the Successful Efforts method of accounting for our oil and natural gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and, if necessary, impairments are charged to expense. Geological and geophysical expenses and delay rentals are charged to expense as incurred. Drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well as long as we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project.
     Depletion of producing oil and natural gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for acquisition costs using all proved reserves. Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting for Oil and Gas Producing Companies requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, (developed and undeveloped) and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves.
     Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful wells are charged to expense as incurred.
     Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income.

     Unproved properties that are individually insignificant are amortized. Unproved properties that are individually significant are assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred.
Other Significant Accounting Policies
     Interim Condensed Disclosures — The information for the three and six months ended June 30, 2007 and 2006 is unaudited but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
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
     Certain Other Concentrations — The Partnership relies on natural gas producer customers for its midstream natural gas and natural gas liquid supply, with the top two producers in each system accounting for 27% of its natural gas supply in its Texas Panhandle System, 33% of its natural gas supply in the East Texas/Louisiana System and 38% of its natural gas supply in the South Texas System for the month ended June 30, 2007. While there are numerous natural gas and natural gas liquid producers and some of these producer customers are subject to long-term contracts, the Partnership may be unable to negotiate extensions or replacements of these contracts, on favorable terms, if at all. If the Partnership were to lose all or even a portion of the natural gas volumes supplied by these producers and was unable to acquire comparable volumes, the Partnership’s results of operations and financial position could be materially adversely affected.
     Property, Plant, and Equipment — Property, plant, and equipment consists primarily of gas gathering systems, gas processing plants, NGL pipelines, conditioning and treating facilities and other related facilities, and oil and gas properties, which are carried at cost less accumulated depreciation and depletion. The Partnership charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the useful life or expand the capacity of the assets. The Partnership calculates depreciation on the straight-line method principally over 20-year estimated useful lives of the Partnership’s newly developed or acquired assets. The weighted average useful lives are as follows:

Pipelines and equipment	20 years
Gas processing and equipment	20 years
Office furniture and equipment	5 years
     The Partnership capitalizes interest on major projects during extended construction time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. During the three and six month periods ended June 30, 2007, the Partnership capitalized interest of approximately $0.3 million and $0.8 million, respectively. The Partnership did not record capitalized interest in the prior year’s second quarter.

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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess proved oil and natural gas properties for possible impairment when events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. We recognize an impairment loss as a result of a triggering event and when the estimated undiscounted future cash flows from a property are less than the carrying value. If an impairment is indicated, the cash flows are discounted at a rate approximate to our cost of capital and compared to the carrying value for determining the amount of the impairment loss to record. Estimated future cash flows are based on management’s expectations for the future and include estimates of oil and natural gas reserves and future commodity prices and operating costs. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate property impairment.
     Intangible Assets — Intangible assets consist of right-of-ways and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $8.3 million for the six months ended June 30, 2007, and approximately $7.5 million for the six months ended June 30, 2006. Estimated aggregate amortization expense for each of the five succeeding years is as follows: 2008 — $23.0 million; 2009 — $23.0 million; 2010 — $23.0 million; 2011 — $13.6 million; and 2012 — $4.9 million. Intangible assets consisted of the following:

	June 30,	December 31,
($ in thousands)	2007	2006
Rights-of-way and easements — at cost	$68,550	$66,801
Less: accumulated amortization	(5,208)	(3,510)
Contracts	112,421	80,210
Less: accumulated amortization	(20,093)	(13,500)

Net intangible assets	$155,670	$130,001

     The amortization period for our rights-of-way and easements is 20 years and contracts range from 5 to 15 years, respectively, and overall, approximately 13 years average in total as of June 30, 2007.

     Other Assets — Other assets primarily consist of costs associated with debt issuance ($6.9 million) and acquisitions ($1.7 million), net of amortization for the six months ended June 20, 2007 and equity investments in non-affiliates related to the Montierra Acquisition ($3.4 million). Amortization of debt issuance costs is calculated using the straight-line method over the maturity of the associated debt (or the expiration of the contract).
     Transportation and Exchange Imbalances — In the course of transporting natural gas and natural gas liquids for others, the Partnership may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the midstream business, as of December 31, 2006, the Partnership had imbalance receivables totaling $0.3 million and imbalance payables totaling $1.9 million, respectively. For the midstream business, as of June 30, 2007, the Partnership had imbalance receivables totaling $0.7 million and imbalance payables totaling $2.3 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.
     Revenue Recognition — Eagle Rock Energy’s primary types of sales and service activities reported as operating revenue include:
•	sales of natural gas, NGLs and condensate;

•	natural gas gathering, processing and transportation, from which Eagle Rock Energy generates revenues primarily through the compression, gathering, treating, processing and transportation of natural gas;

•	NGL transportation from which we generate revenues from transportation fees;

•	royalties, overriding royalties and lease bonuses.
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
     The Partnership uses the sales method of accounting for natural gas revenues for the upstream segment. Under this method, revenues are recognized based on actual volumes of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported gas reserves and future cash flows. There were no material natural gas imbalances as of June 30, 2007.
     Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures which relate to an existing condition caused by past operations and do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The

Partnership has recorded environmental liabilities of approximately $0.3 million as of December 31, 2006 and June 30, 2007.
     Income Taxes — No provision for federal income taxes related to the operation of Eagle Rock Energy is included in the accompanying consolidated financial statements as such income is taxable directly to the partners holding interests in the Partnership. The state of Texas enacted a margin tax in May 2006 which requires the Partnership to report beginning in 2008, based on 2007 results. The method of calculation for this margin tax is similar to an income tax, requiring the Partnership to recognize currently the impact of this new tax using a margin approach based upon revenues less a qualified portion of cost of goods sold, operating costs and depreciation for 2007 activities. In addition, the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities are also considered. Approximately $1.2 million estimated deferred state tax liability has been recorded at June 30, 2007. (see Note 13)
     Derivatives — Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 provides that normal purchase and normal sale contracts, when appropriately designated, are not subject to the statement. Normal purchases and normal sales are contracts which provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Partnership’s forward natural gas purchase and sales contracts are designated as normal purchases and sales. Substantially all forward contracts fall within a one-month to four-year term; however, the Partnership does have certain contracts which extend through the life of the dedicated production. The Partnership uses financial instruments such as puts, swaps and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. The Partnership recognizes these financial instruments on its consolidated balance sheet at the instrument’s fair value with changes in fair value reflected in the statement of operations, as the Partnership has not designated any of these derivative instruments as hedges. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the statement of cash flows. See Note 10 for a description of the Partnership’s risk management activities.
NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and No. 140 (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, which required a derivative embedded in a host contract which does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS No. 155 amends SFAS No. 133 to narrow the scope of such exception to strips which represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued (or subject to a re-measurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Partnership adopted SFAS No. 155 on January 1, 2007, and it had no effect on the results of operations or financial position.
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
     A significant portion of the Partnership’s sale and purchase arrangements are accounted for on a gross basis in the statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements which establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract or separately, in individual contracts which are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. In accordance with the provision of Emerging Issues Task Force Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”), the Partnership reflects the amounts of revenues and purchases for these transactions as a net amount in its consolidated statements of operations beginning with April 2006. For the quarter ended June 30, 2007, the Partnership did not enter into any purchase and sale agreements with the same counterparty. As a result, EITF 04-13 had no effect on the results of operations for the quarter ended June 30, 2007.
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
NOTE 4. ACQUISITIONS
     On April 30, 2007, the Partnership acquired certain fee mineral acres, royalty and overriding royalty interests from Montierra and Co-Invest, for an aggregate purchase price of $140.4 million, subject to price adjustments. Eagle Rock Energy paid consideration that totaled 6,390,400 of our common units and $6.0 million of cash. As part of this transaction, a 39.34% economic interest in the incentive distribution rights was conveyed from Eagle Rock Holdings, L.P. to Montierra.
     The Partnership has recorded the acquisitions of Montierra and Co-Invest under the guidance of Staff Accounting Bulletin Topic 2D, Financial Statements of Oil and Gas Exchange Offers (“Topic 2D”). In accordance with Topic 2D, the Partnership has recorded the interest attributable to the ownership of Natural Gas Partners in Montierra and Co-Invest at their carryover basis (approximately $0.4 million). Those interests not attributable to Natural Gas Partners have been recorded at their fair value.
     The assets conveyed in the Montierra Acquisition include fee mineral acres, royalty and overriding royalty interests in oil and natural gas producing wells with net proved producing reserves of approximately 4.6 billion cubic feet of gas and 2.5 million barrels of oil.
     The purchase price was allocated on a preliminary basis to oil and gas properties and working capital, net and equity investments in non-affiliates, based on their respective fair value as determined by management. The preliminary purchase price has been allocated as presented below.

($ in thousands)
Oil and gas properties	$132,414
Working capital, net	4,551
Equity investments in non-affiliates	3,459

$140,424

     On May 3, 2007, Eagle Rock Energy Partners, L.P. acquired Laser Midstream Energy II, LP, a Delaware limited partnership, Laser Gas Company I, LLC, a Delaware limited liability company, Laser Midstream Company, LLC, a Texas limited liability company, and Laser Midstream Energy, LP, a Delaware limited partnership for a total purchase price of approximately $143.4 million, consisting of $113.6 million in cash and 1,407,895 of our common units. The assets subject to the transaction include gathering systems and related compression and processing facilities in south Texas, east Texas and north Louisiana.
     The purchase price was allocated on a preliminary basis to property, plant and equipment and intangibles in the amounts of $107.2 million and $32.2 million, respectively, based on their respective fair value as determined by management with the assistance of a third-party valuation specialist. In addition to long-term assets, the Partnership assumed certain accrued liabilities. The preliminary purchase price has been allocated as presented below.

($ in thousands)
Property, plant and equipment	$107,183
Intangibles	32,210
Working capital, net	3,977

$143,370

     On June 18, 2007, the Partnership acquired from MacLondon Energy, L.P. (“MacLondon”) certain mineral royalty and overriding royalty interests in which the Partnership already owned an interest as a result of the Montierra and Co-Invest acquisitions. MacLondon Energy, L.P.’s assets were acquired for a total consideration of approximately $18.9 million.
     The following pro forma information for the six months ended June 30, 2007, assumes the Laser, Montierra, Co-Invest and MacLondon acquisitions had been acquired by Eagle Rock Energy on January 1, 2007:

($ in thousands)	June 30, 2007
Pro forma earnings data:
Revenues(a)	$433,873
Cost and expenses	(471,867)

Loss from continuing operations	$(37,994)

(a)	Excludes non-realized revenues risk management los.
NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS
     Fixed assets consisted of the following:

	June 30,	December 31,
($ in thousands)	2007	2006
Land	$1,064	$853
Plant	112,463	81,485
Gathering and pipeline	540,401	433,779
Equipment and machinery	46,391	37,185
Vehicles and transportation equipment	3,420	2,740
Office equipment, furniture, and fixtures	1,079	511
Computer equipment	4,628	4,623
Corporate	126	126
Linefill	4,157	3,923
Proved properties	91,278	—
Unproved properties	60,069	—
Construction in progress	17,768	19,677

	882,846	584,902
Less: accumulated depletion, depreciation and amortization	(49,989)	(30,839)

Net fixed assets	$832,857	$554,063

     Depreciation expense for the three and six months ended June 30, 2007 and for the three and six months ended June 20, 2006 were approximately $7.5 million, $5.6 million, $17.5 million and $12.8 million, respectively. Depletion expense for the three months and six months ended June 30, 2007 and for the three and six months ended June 30, 2006 were approximately $1.5 million, $1.5 million, $0.0 million and $0.0 million, respectively (the Partnership did not own oil and natural gas properties in 2006 and, therefore, did not incur depletion expense during 2006).

     Asset Retirement Obligations – The Partnership recognizes asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarified that the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within our control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.
     A reconciliation of our liability for asset retirement obligations is as follows:

($ in thousands)
Asset retirement obligations — December 31, 2006	$1,819
Additional liability on newly built assets	49
Accretion expense	79

Asset retirement obligations — June 30, 2007	$1,947

NOTE 6. LONG-TERM DEBT
     Long-term debt consisted of:

	June 30,	December 31,
($ in thousands)	2007	2006
Revolver	$122,881	$106,481
Term loan	299,250	299,250

Total debt	422,131	405,731
Less: current portion	—	—

Total long-term debt	$422,131	$405,731

     On August 31, 2006, the Partnership amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was a $500.0 million credit agreement with a syndicate of commercial and investment banks and institutional lenders, with Goldman Sachs Credit Partners L.P., as the administrative agent. The Amended and Restated Credit Agreement provided for $300.0 million aggregate principal amount of Series B Term Loans (the “Term Loan”) and up to $200.0 million aggregate principal amount of Revolving Commitments (the “Revolver”). On May 4, 2007, Eagle Rock Energy expanded its revolver commitment level under its Amended and Restated Credit Agreement by $100.0 million to $300.0 million. No incremental funding under the Amended and Restated Credit Agreement was needed for the Laser and Montierra acquisitions. As of June 30, 2007, we have total borrowing availability of $600.0 million and we have $422.1 million drawn down under the facility.
     The Amended and Restated Credit Agreement includes a sub limit for the issuance of standby letters of credit for the aggregate unused amount of the Revolver. At June 30, 2007, the Partnership had $6.9 million of outstanding letters of credit.
     During the quarter ended June 30, 2007 and 2006, the Partnership recorded approximately $0.4 million and $0.2 million of debt issuance amortization expense, respectively. As of June 30, 2007, the unamortized amount of debt issuance costs was $7.4 million.
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
     Based upon the senior debt to Adjusted EBITDA ratio calculated as of June 30, 2007 (utilizing the September 2006, December 2006, March 2007 and June 2007 quarters Consolidated Adjusted EBITDA as defined under the Credit Agreement annualized for an annual Adjusted EBITDA amount for the ratio), the Partnership has approximately $165.1 million of unused capacity under the Amended and Restated Credit Agreement Revolver at June 30, 2007 on which the Partnership pays a 0.75% commitment fee per year.
     At the Partnership’s election, the Term Loan and the Revolver bear interest on the unpaid principal amount either at a base rate plus the applicable margin (defined as 1.25% per annum, reducing to 1.00% when consolidated funded debt to Adjusted EBITDA (as defined) is less than 3.5 to 1); or at the Adjusted Eurodollar Rate plus the applicable margin (currently 2.75% per annum, reducing to 2.25% when consolidated funded debt to Adjusted EBITDA (as defined) is less than 3.5 to 1). At June 30, 2007, the weighted average interest rate on our outstanding debt balance was 8.13%. The applicable margin increased by 0.50% per annum on January 31, 2007, under the Amended and Restated Credit Agreement as the Partnership elected not to obtain a rating by S&P and Moody’s.
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

     Scheduled maturities of long-term debt as of June 30, 2007, were as follows:

Principal
($ in thousands)	Amount
2007	$—
2008	—
2009	—
2010	—
2011	422,131

$422,131

     The Partnership was in compliance with the financial covenants under the Amended and Restated Credit Agreement as of June 30, 2007. If an event of default existed under the Amended and Restated Credit Agreement, the lenders would be able to accelerate the maturity of the Amended and Restated Credit Agreement and exercise other rights and remedies.
NOTE 7. MEMBERS’ EQUITY
     On April 30, 2007 and as partial consideration for the Montierra Acquisition, the Partnership issued and transferred to the sellers 6,390,400 common units.
     On May 3, 2007 and as partial consideration for the Laser Acquisition, the Partnership issued and transferred to the sellers 1,407,895 common units.
     On May 3, 2007, the Partnership completed the private placement of 7,005,495 common units among a group of institutional investors for gross proceeds of $127.5 million. The proceeds from the private offering were used to fully fund the cash portion of the purchase price of the Laser Acquisition. The offering closed simultaneously with the Laser Acquisition.
     On June 18, 2007 and as consideration for the MacLondon acquisition, the Partnership issued and transferred to the sellers 789,474 common units.
     At June 30, 2007, there were 36,284,759 common units, 20,691,495 subordinated units (all subordinated units owned by Holdings) and 844,551 general partner units outstanding. In addition, there were 450,021 restricted unvested common units outstanding.
     Subordinated units represent limited liability interests in the Partnership, and holders of subordinated units exercise the rights and privileges available to unitholders under the limited liability company agreement. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.3625 per unit. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends. Pursuant to the Partnership’s agreement of limited partnership, the subordination period will extend to the earliest date following September 30, 2009 for which there does not exist any cumulative common unit arrearage and other conditions pursuant to the partnership agreement have been met.
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
     On May 4, 2007, the Partnership declared a cash distribution of $0.3625 per unit for the first quarter ending March 31, 2007. The distribution was paid May 15, 2007, to common unitholders of record as of May 7, 2007, not including unitholders who acquired units in either the Montierra Acquisition or Laser Acquisition. No distributions were declared on the general partner or subordinated units.

     On August 6, 2007, the Partnership declared a cash distribution of $0.3625 per unit for the second quarter ending June 30, 2007. The distribution will be paid August 14, 2007 to common unitholders of record as of August 8, 2007, not including unitholders who acquired units in the MacLondon (see Note 4), EAC or Redman acquisitions (see Note 15). No distributions were declared on the general partner or subordinated units.
NOTE 8. RELATED PARTY TRANSACTIONS
     Holdings previously had a management advisory arrangement with Natural Gas Partners requiring a quarterly fee payment. At the time of the initial public offering, Holdings terminated the agreement with a $6.0 million payment to Natural Gas Partners. The termination fee was recorded as an expense of the Partnership during the fourth quarter of 2006, with the offset as a capital contribution. Holdings owns and controls the general partner of the partnership while Holdings is controlled by Natural Gas Partners with minority ownership by certain management personnel of the Partnership’s general partner.
     On July 1, 2006, the Partnership entered into a month-to-month contract for the sale of natural gas with an affiliate of Natural Gas Partners, under which the Partnership’s Texas Panhandle Systems has the option to sell a portion of its gas supply. The Partnership has received a Letter of Credit related to this agreement. The Partnership recorded revenues of $8.2 million and $13.9 million for the three and six month periods ended June 30, 2007 from the agreement, of which there was a receivable of $2.0 million outstanding at June 30, 2007.
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
     On April 30, 2007, the Partnership completed the acquisition of certain fee minerals, royalties, overriding royalties and non-operated working interest properties from Montierra and Co-Invest, a Natural Gas Partners portfolio company and affiliate, respectively, for an aggregate purchase price of approximately $140.4 million. Montierra and Natural Gas Partners received as consideration a total of 6,390,400 Eagle Rock Energy common units and $6.0 million in cash. As part of this transaction, a 39.34% economic interest in the incentive distribution rights was conveyed from Eagle Rock Holdings, L.P. to Montierra. One or more Natural Gas Partners private equity funds (“NGP”) directly or indirectly owns a majority of the equity interests in Eagle Rock Energy, Montierra and Co-Invest. Because of the potential conflict of interest between the interests of Eagle Rock Energy G&P, LLC (the “Company”) and the public unitholders of Eagle Rock Energy, the Board of Directors authorized the Company’s Conflicts Committee to review, evaluate, and, if determined appropriate, approve the Montierra Acquisition. The Conflicts Committee, consisting of independent Directors of the Company, determined that the Montierra Acquisition was fair and reasonable to Eagle Rock Energy and its public unitholders and recommended to the Board of Directors of the Company that the transaction be approved and authorized. In determining the purchase consideration for the Montierra Acquisition, the Board of Directors considered the valuation of the properties involved in the transaction, the valuation of the units to be offered as consideration in the transaction, and the cash flow of Montierra and Co-Invest, including cash receipts and royalty interests.
     In connection with the closing of our initial public offering, on October 24, 2006, we entered into a registration rights agreement with Eagle Rock Holdings, L.P. in connection with its contribution to us of all of its limited and general partner interests in Eagle Rock Pipeline. In the registration rights agreement, we agreed, for the benefit of Eagle Rock Holdings, L.P., to register the common units it holds, the common units issuable upon conversion of the subordinated units that it holds and any common units or other equity securities issuable in exchange for the common units and subordinated units it holds.
     In connection with the closing of the Montierra Acquisition, we entered into a registration rights agreements with Montierra and NGP-VII Income Co-Investment Opportunities, L.P. (“Co-Invest”). In the registration rights agreements, we agreed, for the benefit of Montierra and Co-Invest, to register the common units it holds, the common units issuable upon conversion of the subordinated units that it holds and any common units or other equity securities issuable in exchange for the common units and subordinated units it holds.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.
     The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. As of June 30, 2007, the debt associated with the Amended and Restated Credit Agreement bore interest at floating rates. As such, carrying amounts of these debt instruments approximates fair value.
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

				($ in thousands)
				Fair Value
Roll Forward	Expiration	Notional	Fixed	June 30,
Effective Date	Date	Amount	Rate	2007
01/03/2006	01/03/2011	$100,000,000	4.9500%	$1,961
01/03/2006	01/03/2011	100,000,000	4.9625	1,906
01/03/2006	01/03/2011	50,000,000	4.8800	1,091
01/03/2006	01/03/2011	50,000,000	4.8800	1,091
     For the three month periods ended June 30, 2007 and 2006, the Partnership recorded a fair value gain within interest expense of $6.8 million and $9.0 million, respectively. For the six month periods ended June 30, 2007 and 2006, the Partnership recorded $5.5 million and $4.5 million, respectively. As of June 30, 2007 and 2006, the fair value of these contracts totaled approximately $6.0 million and approximately $7.5 million, respectively.
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
     During 2005 and 2006, the Partnership entered into the following risk management activities (excluding transactions that settled in previous periods):
•	NGL puts, costless collar and swap transactions for the sale of Mont Belvieu natural gas liquids with a combined notional amount of 195,000 Bbls per month, 17,000 Bbls per month, 57,000 Bbls per month and 54,000 Bbls per month for 2007, 2008, 2009, and 2010, respectively;

•	Condensate puts and costless collar transactions for the sale of West Texas Intermediate crude oil with a combined notional amount of 104,000 Bbls per month, 80,000 Bbls per month, 40,000 Bbls per month and 40,000 Bbls per month for 2007, 2008, 2009, and 2010, respectively;

•	Natural gas calls for the purchase of Henry Hub natural gas with a notional amount of 100,000 MMBtu per month for 2007;

•	Fixed swap agreements to hedge WTS-WTI basis differential in amount of 20,000 Bbls per month for a term of January through December 2007; and
     The NGL derivatives are intended to hedge the risk of lower prices for NGLs with offsetting increases in the value of the NGL derivatives. The condensate derivatives are intended to hedge the risk of lower NGL and condensate prices with offsetting increases in the value of the puts based on the correlation between NGL prices and crude oil prices. The natural gas derivatives are intended to hedge the risk of increasing natural gas prices with the offsetting value of the natural gas derivatives.
     As a result of the Montierra acquisition, the Partnership novated Montierra’s existing hedging instruments consisting of:
•	Costless collar transactions for West Texas Intermediate crude oil with a combined notional amount of 8,000 Bbls per month for 2007 and 6,000 Bbls per month for 2008; and

•	Costless collar transactions for Henry Hub natural gas with a combined notional amount of 45,000 MMBtu per month, 30,000 MMBtu per month, and 20,000 MMBtu per month for 2007, 2008 and 2009, respectively.
     The counterparties used for all of these transactions have investment grade ratings.
     The Partnership has not designated these derivative instruments as hedges and as a result is marking these derivative contracts to market with changes in fair values recorded as an adjustment to the mark-to-market gains / losses on risk management transactions within revenue. For the three and six month periods ended June 30, 2007, the Partnership recorded a loss on risk management instruments of $27.2 million and $34.9 million, respectively, representing a fair value (unrealized) loss of $26.7 million, amortization of put premiums of $2.0 million and net (realized) settlements gain from the Partnership of $1.5 million. As of June 30, 2007, the fair value liability of these contracts, including the put premiums, totaled approximately $40.3 million. As of June 30, 2006, the fair value loss of these contracts, including premiums, totaled $2.0 million.
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — The Partnership is subject to several lawsuits, primarily related to the payments of liquids and gas proceeds in accordance with contractual terms. The Partnership has accruals of approximately $2.8 million and $1.5 million as of June 30, 2007 and December 31, 2006, respectively, related to these matters. In April 2007, the Partnership received notice of an arbitration award against the Partnership in the approximate amount of $1.4 million. The award relates to a fee dispute regarding our Panhandle Segment and such dispute occurred prior to our acquisition of those assets. The Partnership recorded the liability for such arbitration award in the first quarter 2007 in Other operating expense in the statement of operations. In addition, the Partnership is also subject to other lawsuits related to the payment of liquid and natural gas proceeds in accordance with contractual terms for which the Partnership has been indemnified up to a certain dollar amount. For the indemnified lawsuits, the Partnership has not established any accruals as the likelihood of these suits being successful against them is considered remote. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification. These matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
     Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership’s combined results of operations, financial position or cash flows. At June 30, 2007 and December 31, 2006, the Partnership had accrued approximately $0.3 million for environmental matters.
     Other Commitments and Contingencies — The Partnership utilizes assets under operating leases for its corporate office, certain rights-of way and facilities locations, vehicles and in several areas of its operation. Rental expense, including leases with no continuing commitment, amounted to approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.
NOTE 12. SEGMENTS
     Based on our approach to managing our assets, we believe our operations consist of three geographic segments in its midstream business, one upstream segment and one functional (corporate) segment:
     Midstream Segment:
(i)	gathering, processing, transportation and marketing of natural gas in the Texas Panhandle System;

(ii)	gathering, processing, transportation and marketing of natural gas in the south Texas System;

(iii)	gathering, processing and marketing of natural gas and related NGL transportation in the southeast Texas and Louisiana System;
     Upstream Segment:
(iv)	crude oil and natural gas production (fee minerals, royalties and non-operated working interest ownership, lease bonus and rental income and equity income in non-affiliates); and
     Corporate Segment:
(v)	risk management and other corporate activities.
     Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

			Southeast
($ in millions)		South	Texas and
Three months ended June 30, 2007	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$110.0	$76.4	$37.6	$3.2	$(27.2	)(a)	$200.0
Interest expense-net and other financing costs	—	—	—	—	2.2		2.2
Depreciation, depletion and amortization	10.0	0.4	2.0	1.5	0.2		14.1
Segment profit (loss)(b)	24.0	1.6	8.4	3.2	(27.1)		10.1
Capital expenditures	10.4	0.8	2.5	—	0.1		13.8
Segment assets	581.8	75.5	277.7	162.2	44.7		1,141.9

			Southeast
($ in millions)		South	Texas and
Three months ended June 30, 2006	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$105.7	$—	$24.3	$—	$(15.2	)(a)	$114.8
Interest expense-net and other financing costs	—	—	—	—	3.4		3.4
Depreciation, depletion and amortization	8.6	—	2.4	—	—		11.0
Segment profit (loss)(b)	27.6	—	6.2	—	(15.2)		18.6
Capital expenditures	3.3	—	1.8	—	1.6		6.7
Segment assets	566.3	—	121.0	—	81.8		769.1

			Southeast
($ in millions)		South	Texas and
Six months ended June 30, 2007	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$204.9	$76.4	$57.0	$3.2	$(34.7	)(a)	$306.8
Interest expense-net and other financing costs	—	—	—	—	10.0		10.0
Depreciation, depletion and amortization	19.8	0.4	3.7	1.5	0.4		25.8
Segment profit (loss)(b)	43.2	1.6	12.9	3.2	(34.7)		26.2
Capital expenditures	22.5	1.8	14.9	—	0.3		39.5
Segment assets	581.8	75.5	277.7	162.2	44.7		1,141.9

			Southeast
($ in millions)		South	Texas and
Six months ended June 30, 2006	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$212.2	$—	$34.2	$—	$(35.2	)(a)	$211.2
Interest expense-net and other financing costs	—	—	—	—	5.9		5.9
Depreciation, depletion and amortization	17.5	—	2.7	—	—		20.2
Segment profit (loss)(b)	50.1	—	8.1	—	(35.2)		23.0
Capital expenditures	5.4	—	4.5	—	3.0		12.9
Segment assets	566.3	—	121.0	—	81.8		769.1

(a)	Represents results of our derivatives activity.

(b)	Segment profit (loss) is defined as sales to external customers minus cost of natural gas and natural gas liquids and other cost of sales for the midstream segments and royalty income and lease bonus income less production taxes and depletion for the upstream segment. Sales to external customers for the corporate column include the impact of the risk management activities.
     The following table reconciles segment profit (loss) to income from continuing operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
($ in millions)	2007	2006	2007	2006
Segment profit	$10.1	$18.6	$26.2	$23.0
Operations and maintenance	(11.4)	(9.1)	(19.3)	(14.8)
General and administrative	(5.9)	(3.6)	(10.8)	(6.0)
Depreciation, depletion and amortization	(14.1)	(11.0)	(25.8)	(20.2)
Interest expense, net	(2.2)	(3.4)	(13.4)	(6.0)
State income tax provision	(0.3)	(0.5)	(0.4)	(0.5)

Net loss	$(23.8)	$(9.0)	$(43.5)	$(24.5)

NOTE 13. INCOME TAXES
     No provision for federal income taxes related to the operation of the Partnership is included in the consolidated financial statements as such income is taxable directly to the partners holding interests in the Partnership. In May 2006, the State of Texas enacted a margin tax which will become effective in 2008. This margin tax will require the Partnership to determine a tax of 1.0% on our “margin,” as defined in the law, beginning in 2008 based on our 2007 results. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less a qualified portion of the cost of the products sold, operating expenses and depreciation expense for federal income tax purposes, in the state of Texas. Under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Partnership is required to record the effects on deferred taxes for a change in tax rates or tax law in the period which includes the enactment date. For the three and six month periods ended June 30, 2007, the Partnership recorded approximately $0.2 million and approximately $0.4 million, respectively, deferred state tax expense.
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
     Temporary differences related to the Partnership’s property, including depreciation expense, will affect the Texas margin tax. As of June 30, 2007, the Partnership has a deferred state tax liability in the approximate amount of $1.2 million.
NOTE 14. EQUITY-BASED COMPENSATION
     On October 24, 2006, the general partner of the general partner for Eagle Rock Energy Partners, L.P., approved a long-term incentive plan (LTIP) for its employees, directors and consultants who provide services to the Partnership covering an aggregate of 1,000,000 common unit options, restricted units and phantom units. With the consummation of the initial public offering on October 24, 2006, 124,450 restricted common units were issued to the employees and directors of the General Partner who provide services to the Partnership. With the completion of the Montierra and Laser acquisitions, during May and June 2007, 345,271 restricted common units were issued to the employees and independent directors of the General Partner who provide services to the Partnership. The awards generally vest on the basis of one third of the award each year. During the restriction period, distributions associated with the granted awards will be distributed to the awardees. No options or phantom units have been issued to date.
     A summary of the restricted common units activity for the six months ended June 30, 2007, is provided below:

	Number of
	Restricted	Weighted Average
	Units	FairValue
Outstanding at December 31, 2006	122,450	$18.75
Granted	345,271	$23.35
Vested	—
Forfeitures	(17,700)	$21.45

Outstanding at June 30, 2007	450,021	$22.22

     For the three and six month periods ended June 30, 2007, non-cash compensation expense of approximately $0.2 million and $0.6 million, respectively, was recorded related to the granted restricted units.
     As of June 30, 2007, unrecognized compensation costs related to the outstanding restricted units under our LTIP totaled approximately $10.1 million. The restricted units granted in connection with the initial public offering were valued at the market price of the initial public offering less a discount for the delay in their cash distributions during the unvested period. The restricted units granted in 2007 were valued at the market price as of the date issued. The restricted units forfeited throughout the six months ended June 30, 2007 had a weighted average of $21.91. The remaining expense is to be recognized over a weighted average of 2.5 years.
NOTE 15. SUBSEQUENT EVENTS
     On July 31, 2007, the Partnership announced it had completed the acquisition of Escambia Asset Co., LLC and Escambia Operating Company, LLC (collectively, “EAC”) for an aggregate purchase price of approximately $240.5 million, including working capital adjustments, comprised of approximately $224.0 million in cash and 689,857 in Eagle Rock Energy common units. The assets subject to this transaction includes operated wells in Escambia County, Alabama and proved reserves of approximately 12.2 MMBoe, of which 89% is proved developed producing. The transaction also included two treating facilities, one natural gas processing plant and related gathering systems. The acquisition of EAC will be accounted for as a purchase in accordance with Staff Accounting Bulletin Topic 2D, Financial Statements of Oil and Gas Exchange Offers (“Topic 2D”).
     On July 31,2007, Eagle Rock Energy completed the acquisition of Redman Energy Holdings, L.P. and Redman Energy Holdings II, L.P. (Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. portfolio companies, respectively) and certain assets owned by NGP Income Co-Investment Opportunities Fund II, L.P. (a Natural Gas Partners affiliate) (collectively, “Redman”). For a combined value of approximately $189.7 million, including working capital adjustments, Redman received as consideration a total of 4,428,334 newly-issued Eagle Rock Energy common units and $83.8 million in cash. The assets conveyed in the Redman transaction included operated and non-operated wells mainly located in East and South Texas and combined proved reserves of 8.3 MMBoe, of which 78% is proved developed producing. The acquisition of Redman will be accounted for as a purchase in accordance with Topic 2D.
     One or more Natural Gas Partners private equity funds (“NGP”) directly or indirectly owns a majority of the equity interests in Eagle Rock Energy and Redman. Because of the potential conflict of interest between the interests of Eagle Rock Energy G&P, LLC (the “Company”) and the public unitholders of Eagle Rock Energy, the Board of Directors authorized the Company’s Conflicts Committee to review, evaluate, and, if determined appropriate, approve the Redman acquisition. The Conflicts Committee, consisting of independent Directors of the Company, determined that the Redman acquisition was fair and reasonable to Eagle Rock Energy and its public unitholders and recommended to the Board of Directors of the Company that the transaction be approved and authorized. In determining the purchase consideration for the Redman acquisition, the Board of Directors considered the valuation of the properties involved in the transaction, the valuation of the units to be offered as consideration in the transaction, and the reserves and operational cash flow of Redman.
     On July 31, 2007, the Partnership completed the private placement of 9,230,770 common units to third-party investors for total cash proceeds of approximately $204.0 million to partially finance the cash consideration of the EAC and Redman acquisitions. The Partnership also has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the newly-issued common units within 90 days after the closing. In addition, on July 31, 2007, the Partnership drew $106.0 million from its revolver facility under its Amended and Restated Credit Facility to finance the remaining cash consideration of the EAC and Redman acquisitions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a Delaware limited partnership formed in March 2006 to own and operate the assets that have historically been owned and operated by Eagle Rock Pipeline, L.P. and its subsidiaries. In 2002, certain former and current members of our management team formed Eagle Rock Energy, Inc. to provide midstream services to natural gas producers. In 2003, certain former and current members of our management team and Natural Gas Partners formed Eagle Rock Holdings, L.P., the successor to Eagle Rock Energy, Inc., to own, operate, acquire and develop complementary natural gas midstream assets. Our growth is organic as well as through acquisitions. We have grown significantly through acquisitions historically focused in the midstream business. During the second quarter 2007, we completed the Laser Acquisition, a midstream acquisition described below. During the second quarter 2007, we also completed our first transaction (the Montierra Acquisition described below) in the upstream business. Additionally, in the second quarter 2007, we also completed the MacLondon Acquisition, described below. In the third quarter 2007, we completed two additional transactions (the Redman Acquisition and the EAC Acquisition described below) in the upstream business.
     Our organic growth projects include the expansion and extension of our gathering systems in the Texas Panhandle (East-West gathering pipeline) and our Tyler County pipeline and extension allowing for flexibility between our southeast Texas and Louisiana System (Brookeland, Masters Creek and Indian Springs), as well as increasing gas well connects and processing plants modifications. In addition, we put into service the extension of our Tyler County pipeline in late March 2007 and started up our idled Red Deer processing plant in the Texas Panhandle Systems on June 21, 2007.
     We believe we continue to have significant opportunities for continued expansion of our existing gathering and processing systems in order to increase the capacity, efficiency and profitability of these systems through the implementation of commercial and operational development projects. Additionally, we have significant opportunities to expand our newly acquired exploration and production assets.
Cautionary Note Regarding Forward-Looking Statements
     Certain matters discussed in this report, excluding historical information, as well as some statements by Eagle Rock Energy Partners, L.P. (the “Partnership”) in periodic press releases and some oral statements of Partnership officials during presentations about the Partnership, include certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although the Partnership believes such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that these objectives will be reached. Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors which determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007 and Form 10-K/A filed with the Securities and Exchange Commission on July 26, 2007.
Our Operations
     Our results of operations for our Texas Panhandle Systems, south Texas Systems, southeast Texas and Louisiana Systems are determined primarily by the volumes of natural gas gathered, compressed, treated, processed and transported through our gathering, processing and pipeline systems and the associated commodity prices for natural gas, NGLs and condensate. We gather and process natural gas pursuant to a variety of arrangements generally categorized as “fee-based” arrangements, “percent-of-proceeds” arrangements, “fixed recovery” arrangements and “keep-whole” arrangements. Under fee-based arrangements, we earn cash fees for the services we render. Under the latter two types of arrangements, we generally purchase raw natural gas and sell processed natural gas and NGLs.
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
•	Fee-Based Arrangements. Under these arrangements, we generally are paid a fixed cash fee for performing the gathering and processing service. This fee is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. A sustained decline, however, in commodity prices could result in a decline in volumes and, thus, a decrease in our fee revenues. These arrangements provide stable cash flows, but minimal, if any, upside in higher commodity price environments. As of June 30, 2007, these arrangements accounted for approximately 35% of our natural gas volumes.

•	Percent-of-Proceeds Arrangements. Under these arrangements, we generally gather raw natural gas from producers at the wellhead, transport the gas through our gathering system, process the gas and sell the processed gas and/or NGLs at prices based on published index prices. These arrangements provide upside in high commodity price environments, but result in lower margins in low commodity price environments. We regard the margin from this type of arrangement, that is, the sale proceeds less amounts remitted to the producers, as an important analytical measure of these arrangements. The price paid to producers is based on an agreed percentage of one of the following: (1) the actual sale proceeds; (2) the proceeds based on an index price; or (3) the proceeds from the sale of processed natural gas or NGLs or both. We refer to contracts in which we share only in specified percentages of the proceeds from the sale of NGLs and in which the producer receives 100% of the proceeds from natural gas sales, as “percent-of-liquids” arrangements. Under percent-of-proceeds arrangements, our margin correlates directly with the prices of natural gas and NGLs and under percent-of-liquids arrangements, our margin correlates directly with the prices of NGLs (although there is often a fee-based component to both of these forms of contracts in addition to the commodity sensitive component). As of June 30, 2007, these arrangements accounted for about 38% of our natural gas volumes.

•	Fixed Recovery Arrangements. Under these arrangements, we generally gather raw natural gas from producers at the wellhead, transport the natural gas through our gathering system, process the natural gas and sell the processed natural gas and/or NGLs at prices based on published index prices. These arrangements provide upside in high commodity price environments, but result in lower margins in law commodity price environments. We regard the margin from this type of arrangement, that is, the sale proceeds less amounts remitted to the producers, as an important analytical measure of these arrangements. The price paid to the producers is based on an agreed to theoretical product recovery factor to be applied against the wellhead production and then a percentage of the theoretical proceeds based on an index or actual sales prices multiplied to the theoretical production. To the extent that the actual recoveries differ from the theoretical product recovery factor, this will affect the margin. As of June 30, 2007, these arrangements accounted for approximately 17% of our natural gas volumes.

•	Keep-Whole Arrangements. Under these arrangements, we process raw natural gas to extract NGLs and pay to the producer the full thermal equivalent volume of raw natural gas received from the producer in the form of either processed natural gas or its cash equivalent. We are generally entitled to retain the processed NGLs and to sell them for our account. Accordingly, our margin is a function of the difference between the value of the NGLs produced and the cost of the processed gas used to replace the thermal equivalent value of those NGLs. The profitability of these arrangements is subject not only to the commodity price risk of natural gas and NGLs, but also to the price of natural gas relative to NGL prices. These arrangements can provide large profit margins in favorable commodity price environments, but also can be subject to losses if the cost of natural gas exceeds the value of its thermal equivalent of NGLs. Many of our keep-whole contracts include provisions that reduce our commodity price exposure, including (1) conditioning floors that require the keep-whole contract to convert to a fee-based arrangement if the NGLs have a lower value than their thermal equivalent in natural gas, (2) embedded discounts to the applicable natural gas index price under which we may reimburse the producer an amount in cash for the thermal equivalent volume of raw natural gas acquired from the producer, or (3) fixed cash fees for ancillary services, such as gathering, treating and compressing. As of June 30, 2007, these arrangements accounted for about 10% of our natural gas volumes. Approximately 87% of these keep-whole arrangements have fee components.
     In addition, we are a seller of NGLs and are exposed to commodity price risk associated with downward movements in NGL prices. NGL prices have experienced volatility in recent years in response to changes in the supply and demand for NGLs and market uncertainty. In response to this volatility, we have instituted a hedging program to reduce our exposure to commodity price risk. Under this program, we have hedged substantially all of our share of NGL volumes under percent-of-proceed and keep-whole contracts in 2006 and 2007 through the purchase of NGL put contracts, costless collar contracts and swap contracts. We have also economically hedged substantially all of our share of NGL volumes under percent-of-proceed contracts from 2008 through 2010 through a combination of direct NGL hedging as well as indirect hedging through crude oil costless collars. Additionally, to mitigate the exposure to natural gas prices from keep-whole volumes, we have purchased natural gas calls from 2006 to 2007 to cover substantially all of our short natural gas position associated with our keep-whole volumes. We anticipate that after 2007, our short natural gas position will be reduced because of our increased volumes in the Texas Panhandle and the volumes contributed from our acquisitions. In addition, we intend to pursue fee-based arrangements, where market conditions permit, and to increase retained percentages of natural gas and NGLs under percent-of-proceed arrangements. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.
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
     Prize Operating Company. We are a party to a gas purchase agreement with Prize Operating Company, dated March 28, 1994, whereby we gather and process raw natural gas from a number of wells on acreage dedicated to us located in Roberts and Hemphill Counties, Texas, delivered to our Canadian processing plant. This is a life of lease contract. We receive a percentage of the natural gas liquid value and a percentage of the natural gas residue value for gathering and processing services. The original agreement was between Warren Petroleum Company and Wallace Oil & Gas, Inc. and, as a result of ownership changes, the contract is now between Cimarex and us.
     In our upstream business, the results of operations are determined primarily by oil and gas revenues from our royalty, overriding royalty and non-operated working interests (less applicable production taxes), and lease bonuses and delay rentals derived from our fee minerals holdings. The royalty and overriding royalty interests do not bear drilling or production costs. Ownership of the mineral interest in a property is a perpetual ownership.
     Our upstream revenues are highly sensitive to changes in oil, gas and NGL prices and levels of production. As of June 30, 2007, we have hedged a significant portion of our expected production through 2009 using oil and gas derivatives, which allows us to mitigate, but not eliminate, commodity price risk.
     Our revenue, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other producers. Oil, gas and NGL prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil, gas or NGL could materially and adversely affect our financial position, our results of operations, the quantities of productive reserves that we can economically produce and our access to capital.
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
     Midstream Volumes. We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines, (2) our ability to compete for volumes from successful new wells in other areas and (3) our ability to obtain natural gas that has been released from other commitments. We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.
     Upstream volumes. Our upstream assets are comprised of royalty, overriding royalty, non-producing mineral, and non-operating working interests, and therefore, we do not operate any of the properties in which we have an interest. In order to maintain or increase our cash flows from our Upstream segment, we are reliant upon the efforts of the operators of our interests. We do not control whether or when additional drilling or recompletion activity will be conducted on the properties in which we have an interest; however, when these activities do occur, we do not bear any of their costs (with the exception of two wells in which we own a working interest).
     The level of drilling and recompletion activity conducted by the operators of our interests is a function of many factors beyond our control, such as commodity prices, availability of oilfield goods and services, and the requirements and limitations placed by various legislative and regulatory entities. Nevertheless, at any time, there is often a significant amount of drilling and recompletion activity occurring on the properties in which we own an interest. We refer to this phenomenon as the “regeneration effect” of mineral and royalty interests. We monitor the additional production volumes that we realize from regeneration, and use this information to make adjustments to our reserves estimates on a regular basis. The additional production we realize, and the resulting adjustments to our reserves, are important measures of the performance of our upstream business.
     Margins. As of June 30, 2007, our overall portfolio of processing contracts reflected a net short position in natural gas of approximately 8,343 MMBtu/d (meaning we were a net buyer of natural gas) and a net long position in NGLs (including condensate) of approximately 6,406 Bbls/d (meaning we were a net seller of NGLs). As a result, during this period, our margins were positively impacted to the extent the price of NGLs increased in relation to the price of natural gas and were adversely impacted to the extent the price of NGLs declined in relation to the price of natural gas. We refer to the price of NGLs in relation to the price of natural gas as the fractionation spread. This portfolio performed well in response to favorable fractionation spreads during these periods. Because of the hedging program of our commodity risk, we have been able to develop overall favorable fractionation spreads within a range and we anticipate our unit margins will not be subject to significant downward fluctuations if commodity prices were to change in an unfavorable relationship.
     Risk Management. For the quarter ended June 30, 2007, our risk management portfolio value changes reflected a $27.2 million unrealized non-cash loss recorded to Total Revenues for our natural gas, natural gas liquids and condensate associated derivatives. In addition, we recorded $6.8 million unrealized non-cash gain within Interest and Other Expense related to the interest rate swaps associated with our credit agreement. As both of the unrealized positions reflect underlying commodity prices and interest rates both in the short and long-term, the unrealized value position will be subject to variability from period to period.
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
     With the exception of two wells in which we own a minor working interest, the majority of our upstream assets are non-cost-bearing interests in oil and gas wells. Therefore, except for the two wells mentioned, the operating expenses in our upstream business currently includes only production taxes at applicable rates.
     Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus income tax, interest-net, depletion, depreciation and amortization expense, other non-cash operating expenses less non realized revenues risk management loss (gain) activities and less net income from discontinued operations. We have included as an addback to net income (loss) for 2007 the approximate $1.4 million arbitration award (see Note 11) relating to a period before the Partnership owned or operated the related assets. Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash charge which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements a more accurate picture of our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations.
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
     Most of the areas in which we operate are experiencing significant drilling activity. Although we anticipate continued high levels of exploration and production activities in substantially all of the areas in which we operate, fluctuations in energy prices can affect production rates over time and levels of investment by third parties in exploration for and development of new natural gas reserves. We have no control over the level of natural gas exploration and development activity in the areas of our midstream operations.
     Crude Oil Supply, Demand and Outlook. Throughout the world, crude oil is a highly desired commodity. During the last decade, several large, developing nations have undergone tremendous growth in their economies and in their consumption of crude oil, while many developed nations have continued to increase their consumption. We believe that over the long term these trends will continue (particularly in the developing economies of Asia), although there may be periods of slower growth than those that were experienced in the last several years.
     The supply of crude oil has continued to increase as well, but perhaps not as quickly as demand. To some extent, this can be attributed to the fact that much of the current and incremental supply sources are in parts of the world that suffer from political and economic instability, or are countries that lack the capital and human resources required to better expand their crude oil supply capability. We believe that this provides some rationale for the record-high crude oil prices that have been recently experienced.
     Although crude oil supply and demand is effected by a myriad of factors, many of which are unpredictable, our opinion is that demand for crude oil will remain strong, in the absence of a significant economic slowdown in the developed and developing nations. We also expect crude oil supply to continue to increase, but not by amounts that are likely to reduce prices significantly. Because of our observations regarding supply and demand, we have a favorable outlook for future crude oil prices. Nevertheless, we recognize that crude oil prices are highly volatile.
     Impact of Interest Rates and Inflation. The credit markets have experienced historically low interest rates over the past several years. If the overall United States economy continues to strengthen, we believe it is likely that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. During the quarter, we have seen a tightening of capital availability in the capital markets due to the continuing pressure from the subprime mortgage markets and corresponding reaction by lenders to risk. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
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
Formation and Acquisitions
     We are a Delaware limited partnership formed in March 2006, to own and operate the assets that have historically been owned and operated by Eagle Rock Holdings, L.P. and its subsidiaries. In 2002, certain former and current members of our management team formed Eagle Rock Energy, Inc. to provide midstream services to natural gas producers. In 2003, certain former and current members of our management team and Natural Gas Partners formed Eagle Rock Holdings, L.P., the successor to Eagle Rock Energy, Inc., to own, operate, acquire and develop complementary midstream energy assets. Natural Gas Partners is one of the largest private equity fund sponsors of companies in the energy sector and, since 2003, has provided us with significant support in pursuing acquisitions.
     In addition to the acquisitions carried out prior to our initial public offering on October 24, 2006, we have recently completed the following transactions:
Acquisition of fee minerals, royalties and working interest properties from Montierra Minerals & Production, L.P.
     On April 30, 2007, we completed the acquisition of certain fee minerals, royalties and working interest properties from Montierra Minerals & Production, L.P. and NGP-VII Income Co-Investment Opportunities, L.P. (the “Montierra Acquisition”), for an aggregate purchase price of $127.4 million. Montierra and NGP received as consideration a total of 6,390,400 Eagle Rock Energy common units and extinguishment of $6.0 million of debt. The assets acquired include interests in over 2,500 wells in multiple producing trends across 17 states in the United States, interests in approximately 5.6 million gross mineral acres or 430,000 net mineral acres, and interests in over 2,500 well with net proved producing reserves of approximately 4.5 billion cubic feet of natural gas and 3.5 million barrels of crude oil.
Acquisition of Laser Midstream Energy, L.P.
     On May 3, 2007, we acquired all of the non-corporate interests of Laser Midstream Energy, LP and certain subsidiaries (the “Laser Acquisition”), for a total purchase price of approximately $136.8 million, consisting of $110.0 million in cash and 1,407,895 of our common units. The assets subject to the transaction include over 405 miles of gathering systems and related compression and processing facilities in South Texas, East Texas and North Louisiana.
Acquisition of fee minerals, royalties and working interest properties from MacLondon Energy, L.P.
     On June 18, 2007, we completed the acquisition of certain fee mineral and royalties owned by MacLondon Energy, L.P. (the “MacLondon Acquisition”), for a purchase price of $18.9 million. MacLondon received as consideration a total of 789,474 common units. The transaction has an effective date of January 1, 2007.
Acquisition of Escambia Asset Co., L.P.
     On July 31, 2007, we completed the acquisition of Escambia Asset Co., LLC and Escambia Operating Company, LLC (the “EAC Acquisition”) for an aggregate purchase price of approximately $240.5 million, including working capital adjustments, comprised of approximately $224.0 million in cash and 689,857 in Eagle Rock Energy common units. The assets subject to this transaction included 33 operated wells in Escambia County, Alabama with net production of approximately 3,300 Boepd and proved reserves of approximately 12.2 MMBoe, of which 89% is proved developed producing. The transaction also included two treating facilities with 100 MMcfd of capacity, one natural gas processing plant with 40 MMcfd of capacity and related gathering systems. The acquisition has an effective date of April 1, 2007.
Acquisition of Redman Energy Holdings, L.P.

     On July 31, 2007, Eagle Rock Energy completed the acquisition of Redman Energy Holdings, L.P. and Redman Energy Holdings II, L.P. (Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. portfolio companies, respectively) and certain assets owned by NGP Income Co-Investment Opportunities Fund II, L.P. (a Natural Gas Partners affiliate) (the “Redman Acquisition”). For a combined value of approximately $189.7 million, including working capital adjustments, Redman received as consideration a total of 4,428,334 newly-issued Eagle Rock Energy common units and $83.8 million in cash. The assets conveyed in the Redman transaction included 76 operated and 95 non-operated wells mainly located in East and South Texas with a net production of 1,810 Boepd and combined proved reserves of 8.3 MMBoe, of which 78% is proved developed producing.
Critical Accounting Policies and Estimates
     Except for the adoption of the Successful Efforts method of accounting for oil and gas properties described below and in Note 2, Summary of Significant Accounting Policies, as a result of the Montierra and MacLondon acquisitions, there have been no changes during the second quarter of 2007 to our critical accounting policies as we described in our Annual Report on Form 10-K and Annual Report on Form 10-K/A for the year ended December 31, 2006.
     We utilize the Successful Efforts method of accounting for our oil and natural gas properties. Leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and, if necessary, impairments are charged to expense. Geological and geophysical expenses and delay rentals are charged to expense as incurred. Drilling costs are capitalized, but charged to expense if the well is determined to be unsuccessful. We carry the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well as long as we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project.
     Depletion of producing oil and natural gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for acquisition costs using all proved reserves. Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting for Oil and Gas Producing Companies requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, (developed and undeveloped) and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves.
     Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful wells are charged to expense as incurred.
     Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess proved oil and natural gas properties for possible impairment when events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. We recognize an impairment loss as a result of a triggering event and when the estimated undiscounted future cash flows from a property are less than the carrying value. If an impairment is indicated, the cash flows are discounted at a rate approximate to our cost of capital and compared to the carrying value for determining the amount of the impairment loss to record. Estimated future cash flows are based on management’s expectations for the future and include estimates of oil and natural gas reserves and future commodity prices and operating costs. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate property impairment. The impairment expense is included in depreciation, depletion and amortization on the consolidated statement of operations.
     Unproved properties that are individually insignificant are amortized. Unproved properties that are individually significant are assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred.
     Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Annually, and on other occasions, Cawley, Gillespie & Associates prepares an estimate of the proved reserves on all our properties, based on information provided by us.
     Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates.
     The Company’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas, natural gas liquids and oil eventually recovered.
EAGLE ROCK ENERGY PARTNERS, L.P.
RESULTS OF OPERATIONS
     The following table is a summary of the results of operations for the three month period ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Sales of natural gas, NGLS and condensate	$217,196	$125,985	$327,317	$240,172
Compression, gathering and processing	6,883	3,925	11,166	5,946
Gain/(loss) on realized risk management instrument	1,502	(241)	4,501	570
Gain/(loss) on unrealized risk management instrument	(28,757)	(14,930)	(39,398)	(35,811)
Royalty income	3,121	—	3,121	—
Lease and bonus income	71	—	71	—
Other income	—	147	—	327

Total operating revenue	200,016	114,886	306,788	211,204

Purchase of natural gas and NGLs	189,939	96,245	280,575	188,236

Segment profit(a)	10,077	18,641	26,203	22,968

Operating and maintenance expense	11,397	9,115	19,320	14,797
General and administrative expense	5,898	3,557	10,821	6,010
Other (income)/expense	(91)	—	1,620	—
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215
Interest-net including realized risk management instrument	8,736	2,566	16,568	10,036
Unrealized risk management interest related instrument	(6,485)	863	(4,874)	(4,112)
State income tax provision	256	508	420	508

Net loss	$(23,783)	$(8,969)	$(43,451)	$(24,486)

Adjusted EBITDA(b)	$22,159	$20,899	$36,252	$38,011

(a)	Defined as operating revenues minus the cost of natural gas and NGLs and other cost of sales. Operating revenues include both realized and unrealized risk management activities.

(b)	Defined as net income (loss) plus income tax, interest-net, depletion, depreciation and amortization expense, separation costs, other non-cash operating expenses less non realized revenues risk management loss (gain) activities and less net income from discontinued operations. The prior year legal arbitration settlement recorded in Other expense for June 30, 2007 quarter has also been added back to net income (loss).

     The following table reconciles segment profit to net loss:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Segment profit:	$10,077	$18,641	$26,203	$22,968
Less:
Operations and maintenance	11,397	9,115	19,320	14,797
General and administrative	5,898	3,557	10,821	6,010
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215
Interest-net including realized risk management instrument	8,736	2,566	16,568	10,036
Unrealized risk management interest related instrument	(6,485)	863	(4,874)	(4,112)
Other (income)/expense	(91)	—	1,620	—
State income tax provision	256	508	420	508

Net loss	$(23,783)	$(8,969)	$(43,451)	$(24,486)

     The following table reconciles Adjusted EBITDA to net loss:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
($ in thousands)
Adjusted EBITDA:	$22,159	$20,899	$36,252	$38,011
Less:
State income tax provision	256	508	420	508
Interest-net including realized risk management instrument	8,736	2,566	16,568	10,036
Unrealized risk management interest related instrument	(6,485)	863	(4,874)	(4,112)
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215
Equity-based compensation expense	620	—	792	—
Other (income)/expense	(91)	—	1,620	39
Plus:
Risk management instruments-unrealized	(28,757)	(14,930)	(39,398)	(35,811)

Net loss	$(23,783)	$(8,969)	$(43,451)	$(24,486)

     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     Operating revenues for sales of natural gas, NGLs and condensate for the second quarter of 2007 increased by $91.2 million, 72% increase, from the second quarter of 2006 due primarily to the addition of natural gas, NGL and condensate revenues from the Laser Acquisition, increased volumes on the Tyler County system and improved NGL pricing with respect to the second quarter of 2006. Negatively impacting revenue for the second quarter of 2007 as compared to the second quarter of 2006 was the unscheduled shutdown and turnaround of a large processing plant in the Texas Panhandle segment, lower crude oil prices and an increase in our short natural gas position due to improved recoveries on certain contracts.
     Compression, gathering and processing for second quarter 2007 is $6.8 million as compared to $3.9 million for the second quarter 2007, or an increase of 74%. This increase reflects primarily the increase in fee contracts for gas compression and conditioning as well as the inclusion of the Laser acquisitions in the current year quarter and the completion of the Tyler County Pipeline extension project in March 2007.
     Realized risk management net gain for the three month period ended June 30, 2007 is $1.5 million compared to $0.2 million for the three month period ended June 30, 2006. The increase is primarily due to the reduction in crude oil average pricing between the second quarter of 2006 ($70.66 per barrel) and the second quarter of 2007 ($65.08 per barrel).

     Unrealized risk management net loss for the June 2007 quarter is a $28.8 million loss versus a $14.9 million loss in the June 2006 quarter. The activities for both quarters reflect the movement in future period prices during the quarters on the open derivative positions as well as amortization in both quarters for put premiums as the underlying options have expired. As the forward price curves for our hedged commodities shift in relations to caps, floors, swap and strike prices at which we have executed the derivative instrument, the fair value of such instruments changes through time. The mark to market net unrealized loss reflects overall unfavorable forward curve price movement during the period with respect to our derivative instruments. The unrealized mark to market activities recorded do not impact cash activities during the quarter.
     Royalty income, lease and bonus income contributed $3.2 million during the June 2007 quarter as a result of the Montierra and MacLondon acquisitions during the quarter.
     Purchase of natural gas and NGLs increased by $93.7 million, 97% increase, reflecting primarily the addition of Laser’s gas purchase contracts during the quarter and the increase in natural gas and natural gas liquids prices in the current period as compared to last year.
     Segment profit decreased to $10.1 million for the June 2007 quarter compared to $18.6 million for the June 2006 quarter. The decrease is primarily from the higher net unrealized losses on risk management derivatives between periods.
     Operations and maintenance expense increased in the current quarter by $2.3 million compared to June 2006 quarter primarily from the operations of the Laser and Montierra acquisitions ($1.4 million), as well as higher costs in the current quarter in our Panhandle segment primarily related to the unscheduled shutdown and turnaround of one of our large processing plants.
     General and administrative expenses also increased $2.3 million primarily from the addition of infrastructure to support the Laser and Montierra acquisitions ($0.6 million) the higher costs of being a publicly-traded partnership, including increases in its corporate infrastructure as well as higher third party costs for accounting and auditing, legal fees, Sarbanes Oxley compliance activities and increased related insurance expense. Also, the current quarter activities included $0.3 million of expense related to partnership units registration rights filings.
     Increase of $3.1 million in depreciation, depletion and amortization for current year’s quarter is primarily from the Laser and Montierra acquisitions ($2.1 million) as well as associated depreciation on construction projects completed and placed in service since June 2006 such as the Tyler County Pipeline extension and the Red Deer plant.
     Interest-net including realized risk management instrument reflects primarily interest expense associated with our Amended and Restated Credit Agreement and the realized interest rate hedges for the period. The increase in interest expense between periods, approximately $6.2 million, is from increased funded debt, increased base interest rate and a higher add-on on rate.
     Unrealized risk management interest related instrument for the June 2007 quarter of $6.5 million net gain relates to future period’s interest rate swaps and from changes during the quarter in the underlying interest rate associated with the derivatives. The unrealized mark to market loss does not impact cash activities during the quarter.
     State income taxes recorded during the June 2007 quarter of approximately $0.3 million reflects the Texas Margin Tax (see Note 13) and was recorded as a deferred tax liability.
     Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     Financial results for the six months ended June 30, 2007 included activities of the Montierra (acquired April 30, 2007), Laser (May 3, 2007) and MacLondon (June 18, 2007) business combinations. The timing of these acquisitions affects the comparison between quarters.
     Operating revenues for sales of natural gas, NGLs and condensate for the six months ended June 30, 2007 increased by $87.1 million, 36% increase, from the six months ended June 30, 2006 due primarily to the addition of natural gas, NGL and condensate revenues from the Laser Acquisition, a full six months of the Brookeland and MGS acquisitions and improved NGL pricing with respect to the first six months of 2006. Negatively impacting revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was the unscheduled shutdown and turnaround of two large processing plant in the Texas Panhandle segment and lower crude oil prices.
     Compression, gathering and processing for six months ended June 30, 2007 is $11.2 million as compared to $5.9 million for the six months ended June 30, 2006, or an increase of 90%. This increase reflects primarily the increase in fee contracts for gas compression and conditioning as well as the inclusion of the Laser Acquisition in the second quarter of 2007, inclusion of a full six months of the Brookeland and MGS acquisitions and the completion of the Tyler County Pipeline extension project in March 2007.
     Realized risk management net gain for six months ended June 30, 2007 is $4.5 million compared to $0.6 million for the six months ended June 30, 2006. The increase is primarily due to the reduction in crude oil average pricing between the first six months of 2006 ($67.04 per barrel) and the first six months of 2007 ($61.71 per barrel).
     Unrealized risk management net loss for the six months ended June 30, 2007 is a $39.4 million loss versus a $35.8 million loss in the six months ended June 30, 2006. The activities for both periods reflect the movement in future period prices during the periods on the open hedge positions as well as amortization in both periods for put premiums as the underlying options have expired. As the forward price curves for our hedged commodities shift in relations to caps, floors, swap and strike prices at which we have executed the derivative instrument, the fair value of such instruments changes through time. The mark to market net unrealized loss reflects overall unfavorable forward curve price movement for the period with respect to our derivative instruments. The unrealized mark to market activities recorded do not impact cash activities during the period.
     Royalty income, lease and bonus income contributed $3.2 million during the six months ended June 30, 2007 as a result of the Montierra and MacLondon acquisitions during the second quarter of 2007.
     Purchase of natural gas and NGLs increased by $92.3 million, 49% increase, reflecting primarily the addition of Laser’s gas purchase contracts during the second quarter of 2007, inclusion of a full six months of the Brookeland and MGS acquisitions and the increase in natural gas liquids in the current period as compared to last year. In addition, an increase in our short natural gas position as a result of the two plant turnaround in the Texas Panhandle and improved recoveries on certain fixed recovery contracts in our southeast Texas and Louisiana segment during the second quarter of 2007 also increased our purchases of natural gas during the period.
     Segment profit increased to $26.2 million for the six months ended June 30, 2007 compared to $23.0 million for the six months ended June 30, 2006. The increase is primarily from the positive addition of the Laser and Montierra acquisitions, inclusion of the Brookeland and MGS acquisitions for a full six months and the completion of the Tyler County Pipeline extension in March 2007.
     Operations and maintenance expense increased in the six months ended June 30, 2007 by $4.5 million compared to the six months ended June 30, 2006 primarily from the operations of the Laser and Montierra acquisitions ($1.4 million), as well as higher costs in the current quarter in our Panhandle segment primarily related to the unscheduled shutdown and turnaround of two of our large processing plants during the first six months of 2007.
     General and administrative expenses also increased by $4.8 million primarily from the addition of infrastructure to support the Laser and Montierra acquisitions ($0.6 million) the higher costs of being a publicly-traded partnership, including increases in its corporate infrastructure as well as higher third party costs for accounting and auditing, legal fees, Sarbanes Oxley compliance activities and increased related insurance expense.
     Other operating expense reflects the arbitration award recorded during the first six months of 2007 of approximately $1.4 million (see Contingencies, Note 11) related to a dispute on the Panhandle operations for periods before the Partnership ownership. In addition, approximately $0.3 million relates to a separation expense accrual recorded during the current quarter.
     Increase of $5.6 million in depreciation, depletion and amortization for six months ended June 30, 2007 is primarily from the Laser and Montierra acquisitions ($2.1 million) as well as associated depreciation on construction projects completed and placed in service since June 2006 such as the Tyler County Pipeline extension.

     Interest-net including realized risk management instrument reflects primarily interest expense associated with our Amended and Restated Credit Agreement and the realized interest rate hedges for the period. The increase in interest expense between periods, approximately $6.5 million, is from increased funded debt, increased base interest rate and a higher add-on on rate.
     Unrealized risk management interest related instrument for the six months ended June 30, 2007 of $4.9 million net loss relates to future period’s interest rate swaps and from changes during the period in the underlying interest rate associated with the derivatives. The unrealized mark to market loss does not impact cash activities during the quarter.
     State income taxes recorded during the six months ended June 30, 2007 quarter of approximately $0.4 million reflects the Texas Margin Tax (see Note 13) and was recorded as a deferred tax liability.
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
     Environmental. A Phase I environmental study was performed on our Texas Panhandle assets by an independent environmental consultant engaged by us in connection with our pre-acquisition due diligence process in 2005. As a result of performing the Phase I environmental study, we are planning to conduct environmental investigations at 11 properties, the costs of which are estimated to collectively range between $0.2 million and $0.4 million, and for which we have accrued reserves in the amount of $0.3 million as of June 30, 2007. Depending on the findings made during those investigations, and in anticipation of implementing amended SPCC (Spill Prevention Control and Counter-measure) plans at multiple locations as well as performing selected cavern closures, we estimate an additional $1.2 million to $2.5 million in costs could be incurred by us in resolving environmental issues at those properties. We believe the likelihood we will be liable for any significant potential remediation liabilities identified in the study is remote. Separately, (1) we are entitled to indemnification with respect to certain environmental liabilities retained by prior owners of these properties, and (2) we purchased an environmental pollution liability insurance policy. The policy pays for on-site clean-up as well as costs and damages to third parties and currently has a one-year term with a $5.0 million limit subject to a $0.5 million deductible. We expect to renew this policy on an annual basis.
Liquidity and Capital Resources
     Historically, our sources of liquidity have included cash generated from operations, equity investments by our owners and borrowings under our existing credit facilities. More recently, we have successfully raised significant resources through the private placement of our common units among institutional investors.
     We believe that the cash generated from these sources will continue to be sufficient to meet our minimum quarterly cash distributions and our requirements for short-term working capital and long-term capital expenditures for at least the next twelve months.
     In the event that we acquire additional midstream assets or natural gas or oil properties that exceed our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities and, if necessary, new equity issuances. The ratio of debt and equity issued will be determined by our management and our board of directors as deemed appropriate for our unitholders.
Cash Flows and Capital Expenditures
     Since our inception in 2003 through June 30, 2007, there have been several key events that have had major impacts on our cash flows. They are:

•	the acquisition of the Dry Trail plant on December 5, 2003 in the amount of approximately $18.0 million which was financed through equity of $6.0 million and debt of $14.0 million;

•	the acquisition of a 20% interest in the Camp Ruby gathering system and a 25% interest in the Indian Springs processing plant on July 1, 2004 for approximately $20.0 million, consisting of proceeds achieved with the sale of the Dry Trail plant;

•	the acquisition of the midstream assets in the Texas Panhandle on December 1, 2005 for approximately $531 million, which was financed through an additional equity contribution of $133 million and debt of $400 million, not including $27.5 million in risk management costs related to option premiums financed entirely with equity;

•	the acquisition of the Brookeland gathering and processing facility and related assets on March 31, 2006 and April 7, 2006 for approximately $95.8 million, which we financed entirely with equity;

•	the acquisition of all of the partnership interests in Midstream Gas Services, L.P. on June 2, 2006 for approximately $25.0 million which we financed with $4.7 million in cash and $21.3 million in Eagle Rock Pipeline, L.P. units;

•	the acquisition of certain fee minerals, royalties and non-operated working interest properties from Montierra Minerals & Production, L.P., and NGP-VII Income Co-Investment Opportunities, L.P. on April 30, 2007 for an aggregate purchase price of $127.4 million financed with 6,390,400 of our common units and the extinguishment of $6.0 of debt;

•	the acquisition of Laser Midstream Energy, LP, on May 3, 2007,including its subsidiaries Laser Quitman Gathering Company, LP, Laser Gathering Company, LP, Hesco Gathering Company, LLC, and Hesco Pipeline Company, LLC for a total purchase price of $136.8 million, consisting of $110.0 million in cash and 1,407,895 of our common units; and

•	the private placement of 7,005,495 common units to several institutional purchasers in a private offering resulting in gross proceeds of $127.5 million, on May 3, 2007. The proceeds from this offering were used to fully fund the cash portion of the purchase price of the Laser Acquisition and other general company purposes.
     On February 7, 2007, Eagle Rock Energy declared a cash distribution of $0.3625 per unit for the fourth quarter of 2006, prorated to $0.2679 per common unit for the timing of the initial public offering on October 24, 2006. The distribution to the common units was paid on February 15, 2007. No distribution was made to the subordinated or general partners for the quarter.
     On May 4, 2007, Eagle Rock Energy expanded its revolver commitment level under its Amended and Restated Credit Agreement by $100.0 million to $300.0 million in total. No incremental funding under the Amended and Restated Credit Agreement was needed for the Laser and Montierra acquisitions. As of June 30, 2007, under the Amended and Restated Credit Agreement, we have total borrowing availability of $600 million and we have $422.1 million drawn down under the facility.
     On May 4, 2007, Eagle Rock Energy declared a cash distribution of $0.3625 per common unit for the first quarter ending March 31, 2007. The distribution was paid May 15, 2007, for common unitholders of record as of May 7, 2007, not including unitholders who acquired units in either the Montierra Acquisition or the Laser Acquisition. No distribution was made to the subordinated or general partners for the quarter.
     On July 31, 2007, Eagle Rock Energy completed three acquisitions in its midstream and upstream businesses for a combined purchase price of approximately $448.8 million, including working capital adjustments. In aggregate the transactions will result in the payment of $307.8 million in cash, including working capital adjustments and the issuance of 5,905,922 newly-issued common units. Additionally, Eagle Rock Energy completed the private placement of 9,230,770 common units to third-party investors, for total cash proceeds of approximately $204 million. The proceeds from this equity private placement were used to partially fund the cash portion of these acquisitions. In addition, on July 31, 2007, the Partnership drew $106 million from its revolver facility under its Amended and Restated Credit Facility to finance the remaining cash consideration of the EAC and Redman acquisitions.
     On August 6, 2007, the Partnership declared a cash distribution of $0.3625 per unit for the second quarter ending June 30, 2007. The distribution will be paid August 14, 2007 to common unitholders of record as of August 8, 2007, not including unitholders who acquired units in the MacLondon (see Note 4), EAC or Redman acquisitions (see Note 15). No distribution was made to the subordinated or general partners for the quarter.
     With the Laser and Montierra transactions, as well as the acquisitions completed on July 31, the Partnership expects to be able to make its distributions to all unitholders, including subordinated unitholders, for the fourth quarter ending December 31, 2007.
     Working Capital (Deficit). Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of June 30, 2007, working capital was a negative (current liabilities exceeded current assets) $13.8 million as compared to a $12.1 million (positive) balance as of December 31, 2006. However, the Partnership has the ability to draw on its credit facility, if needed, to satisfy its current liabilities.
     The net decreases in working capital of $25.8 million from December 31, 2006 to June 30, 2007, resulted primarily from the following factors:
•	cash balances and marketable securities and cash advances to affiliates increased overall by $2.4 million and was impacted primarily from the working capital balances acquired in the Laser acquisition, from the results of operations, timing of capital expenditures payments, financing activities including our debt activities as well as members’ equity distributions;

•	trade accounts receivable increased by $62.5 million primarily from the receivables assumed in the Laser and Montierra acquisitions;

•	risk management net working capital balance decreased by a net $20.6 million as a result of the changes in the mark-to-market unrealized positions and fair value changing of the option premiums;

•	prepayments and other current assets decreased by $1.0 million primarily from the property and liability prepaid insurance balances;

•	accounts payable increased by $62.0 million from December 31, 2006 primarily as a result of the payables assumed in the Laser and Montierra acquisitions, activities and timing of payments, including capital expenditures activities; and

•	accrued liabilities increase of $7.1 million primarily reflects unbilled expenditures related primarily to capital expenditures.
     Cash Flows Six Months 2007 Compared to Six Months 2006
     Cash Flows from Operating Activities. Increase of $13.1 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is the result of increased working capital sources of $25.8 million and non-cash income charges of $6.3 million, offset by higher net loss of $19.0 million.
     Cash Flows Used in Investing Activities. Cash flows used in investing activities for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, increased by $56.5 million. The investing activities for the prior year’s period reflect the Brookeland acquisition transaction for $102.7 million, and an escrow payment cash source related to the acquisition of $7.6 million. Capital expenditures between the two periods is cash used in current period of $119.7 million reflecting the Laser acquisition and higher capital expenditure activities of $25.1 million primarily associated with the Tyler County Pipeline extension and Red Deer projects for the current year’s activities. In addition cash advances to affiliates increased cash flows used in investing activities by $10.7 million and cash acquired in acquisition increased it by $3.8 million.

     Cash Flows Provided by (Used in) Financing Activities. Cash flows provided by financing activities for the six months ended June 30, 2007 was $127.8 million as compared to a source of cash of $80.7 million for the June 2006 six month period. The increase in cash provided of $47.1 million is primarily from the issuance of members’ equity in May 2007 associated with the Laser acquisition of $127.5 million as compared to contributions by members in the six months ended June 30, 2006 of $98.4 million related to the Brookeland acquisition. Proceeds from long-term debt, net of repayment of long term debt, increased $26.6 million compared to the six months ended June 30, 2006. In the six months ended June 30 2007, there was a distribution to common unit holders of $16.2 million, compared to a $5.8 million distribution made in the six months ended June 30, 2006.
Capital Requirements
     As we continue to expand our midstream and upstream businesses through acquisitions, our needs for capital, both as acquisition capital and as maintenance capital, continue to grow. We anticipate that we will have sufficient access to capital to maintain and commercially exploit the midstream and upstream assets being acquired.
     In connection with the Montierra Acquisition and the acquisitions completed on July 31, 2007 (the Redman Acquisition and the EAC Acquisition), we are expanding our upstream line of business further, including becoming an operator of upstream assets. As an operator of upstream assets and as a working interest owner, our capital requirements have increased to maintain those properties and to replace depleting resource. We anticipate that we will meet these requirements through cash generated from operations, equity issuances, or incurring debt; however, we cannot provide assurances that we will be able to obtain the necessary capital under terms acceptable to us.
     Our current capital budget anticipates that we will spend approximately $58.3 million in total in 2007 on our existing assets. To date, we have spent approximately $40.7 million primarily in the Tyler County Pipeline Extension and Red Deer Processing Plant projects. With the recent completion of the Redman Acquisition and the EAC Acquisition, we have increased our capital budget by $12.5 million on an annual basis. This increase results primarily from our anticipated drilling efforts and required cost-sharing arrangements as a working interest owner of oil and natural gas properties. Although we cannot provide assurances, we expect to be able to fund this increase in the capital budget through cash from operations.
     The energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. We categorize our capital expenditures as either:
•	growth capital expenditures, which are made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire similar systems or facilities, or grow our production in our upstream business; or

•	maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to meet regulatory requirements, to maintain the existing operating capacity of our assets and extend their useful lives or well attachments costs to maintain existing system volumes and related cash flows; in our upstream business, maintenance capital is defined as capital which is expended to maintain our production and cash flow levels in the near future.
     Since our inception in 2002, we have made substantial growth capital expenditures, including those relating to the acquisition of the Dry Trail plant, the Camp Ruby gathering system, the Indian Springs processing plant, the Panhandle Assets, the Brookeland and Masters Creek gathering and processing assets, and the Montierra and Laser assets. We anticipate we will continue to make significant growth capital expenditures and acquisitions. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.
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

Amended and Restated Credit Agreement
     On August 31, 2006, we entered into an Amended and Restated Credit Agreement which provided for $300.0 million aggregate principal amount of Series B Term Loans and up to $200.0 million aggregate principal amount of revolving commitments. On May 4, 2007, Eagle Rock Energy expanded its revolver commitment level under its Amended and Restated Credit Agreement by $100.0 million to $300.0 million. No incremental funding under the Amended and Restated Credit Agreement was needed for the Laser and Montierra acquisitions. The Amended and Restated Credit Agreement includes a sub limit for the issuance of standby letters of credit for the aggregate unused amount of the revolver. At June 30, 2007, we had $299.3 million outstanding under the term loan, $122.9 million outstanding under the revolver and $6.9 million of outstanding letters of credit.
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
     We will use the available borrowing capacity under our Amended and Restated Credit Agreement for working capital purposes, maintenance and growth capital expenditures and future acquisitions. The Partnership has approximately $171.0 million of unused capacity under the agreement as of June 30, 2007.
     Off-Balance Sheet Obligations. We have no off-balance sheet transactions or obligations.
     Debt Covenants. At June 30, 2007 and December 31, 2006, we were in compliance with the covenants of the credit facilities.
     Total Contractual Cash Obligations. The following table summarizes our total contractual cash obligations as of December 31, 2006 and June 30, 2007. All of the $405.7 million of term loans outstanding on December 31, 2006 are scheduled for interest rate resets on three-month intervals. Interest rates were last reset for all amounts outstanding on

June 30, 2007.

($ in millions)	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010-2011	Thereafter
Long-term debt (including interest)(1)	$561.6	$16.1	$32.9	$32.9	$479.7	$0.0
Operating leases	4.4	0.7	0.7	0.7	0.3	2.0
Purchase obligations(2)	—	—	—	—	—	—

Total contractual obligations	$566.0	$16.8	$33.6	$33.6	$480.0	$2.0

(1)	Assumes our fixed swapped average interest rate of 4.92% plus the applicable margin under our Amended and Restated Credit Agreement, which remains constant in all periods.

(2)	Excludes physical and financial purchases of natural gas, NGLs, and other energy commodities due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board, or the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and No. 140 (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, which required a derivative embedded in a host contract which does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS No. 155 amends SFAS No. 133 to narrow the scope of such exception to strips which represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. In addition, SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which permitted a qualifying special-purpose entity to hold only a passive derivative financial instrument pertaining to beneficial interests issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued (or subject to a re-measurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. The Partnership adopted SFAS No. 155 on January 1, 2007, and it had no effect on the results of operations or financial position for the quarter ended June 30, 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Risk and Accounting Policies
     We are exposed to market risks associated with commodity prices, counterparty credit and interest rates. Our management has established a comprehensive review of our market risks and is developing risk management policies and procedures to monitor and manage these market risks. Our general partner is responsible for delegation of transaction authority levels, and has established a Risk Management Committee. Our general partner will be responsible for the overall approval of market risk management policies. The Risk Management Committee is composed of senior management members of our general partner (including our chief executive officer) who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The Risk Management Committee reports quarterly to the Board of Directors of the general partner on positions and exposures, credit exposures and overall risk management in the context of market activities.
     Commodity Price Risk
     We are exposed to the impact of market fluctuations in the prices of crude oil, natural gas, NGLs and other commodities as a result of our gathering, processing and marketing activities. These activities produce a naturally long position in NGLs and crude oil, and a natural short position in natural gas. We attempt to mitigate commodity price risk exposure by matching pricing terms between our purchases and sales of commodities; to the extent that we market commodities in which pricing terms cannot be matched and there is a substantial risk of price exposure, we attempt to use financial derivative instruments (“hedges”) to mitigate the risk. These hedges are only intended to mitigate the risk associated with our natural physical position; our risk management policy prohibits entering into speculative derivative positions. See Note 10, Risk Management Activities, for additional discussion of our hedging activities.
     Both our profitability and our cash flow are affected by volatility in prevailing crude oil, natural gas and NGL prices. These prices are impacted by changes in the supply and demand for these commodities, as well as market uncertainty and other factors. Historically, changes in the prices of heavy NGLs, such as natural gasoline, have generally correlated with changes in the price of crude oil. For a discussion of the volatility of crude oil, natural gas and NGL prices, please read “Risk Factors.”
     Adverse effects on our cash flow from changes in crude oil, natural gas and NGL product prices could adversely affect our ability to make distributions to unitholders. We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, matching sales prices of commodities with purchases, optimization of our portfolio by monitoring basis and other price differentials in our areas of operations, and the use of derivative contracts. Crude oil natural gas and NGL prices can also affect our profitability indirectly by influencing the level of drilling activity and related opportunities for our service.
     We have not designated our contracts as accounting hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations.
     There have been no significant changes in our market risk from what was disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
     Disclosure Controls
     At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the general partner of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of the general partner of our general partner, concluded our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934, as amended, are properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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
     Internal Control over Financial Reporting
     In anticipation of becoming subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, we initiated in late 2006 and continue in 2007, an evaluation and program of documentation, implementation and testing of internal control over financial reporting. This program will continue through 2007, culminating with our initial Section 404 certification and attestation in early 2008. As of June 30, 2007, we have evaluated the effectiveness of our system of internal control over financial reporting, as well as changes therein, in compliance with Rule 13a-15 of the SEC’s rules under the Securities Exchange Act and have filed the certifications with this report required by Rule 13a-14.
     In the course of that evaluation, we found no fraud, whether or not material, that involved management or other employees who have a significant role in our internal control over financial reporting and no material weaknesses. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to affect materially, our internal controls over financial reporting.
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
     The following risks should be read in conjunction with other risk factors disclosed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. The following risks are included in this report because of our recently completed Montierra Acquisition, described in Note 4 to our Unaudited Consolidated Financial Statements included with this report and the Redman Acquisition and EAC Acquisition, described in Note 15 to our Unaudited Consolidated Financial Statements included with this report.

Risks Related to Our Business
Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of production and supplies of oil, natural gas and NGLs, which are dependent on certain factors beyond our control. Our success is also dependent on developing current reserves. Any decrease in production or supplies of oil, natural gas or NGLs could adversely affect our business and operating results.
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
     The level of drilling activity is dependent on economic and business factors beyond our control. The primary factor that impacts drilling decisions is natural gas prices. Currently, natural gas prices are high in relation to historical prices. For example, the rolling twelve-month average NYMEX daily settlement price of natural gas has increased from $5.49 per MMBtu as of December 31, 2003 to $7.23 per MMBtu as of December 31, 2006. If the high price for natural gas were to decline, the level of drilling activity could decrease. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in our fields and the fields served by our gathering and pipeline transportation systems and our natural gas treating and processing plants, which would lead to reduced utilization of these assets. Other factors that impact production decisions include producers’ capital budgets, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, we and other producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.
     Now that we have entered the exploration and production business in addition to our midstream business, we have additional risks inherent with declining reserves. Producing reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our decline rate may change when additional wells are drilled, make acquisitions and under other circumstances. Our future cash flows and income and our ability to maintain and to increase distributions to unitholders are partly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves or develop current reserves include competition, access to capital, prevailing oil and natural gas prices, the costs incurred by the operators to develop and exploit current and future oil and natural gas reserves and the number and attractiveness of properties for sale.
Natural gas, NGLs, Crude Oil and other commodity prices are volatile, and a reduction in these prices could adversely affect our cash flow and our ability to make distributions.
     We are subject to risks due to frequent and often substantial fluctuations in commodity prices. NGL prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. A drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Changes in crude oil and natural gas prices have a significant impact on the value of our reserves and on our cash flows. The NYMEX daily settlement price for natural gas for the prompt month contract in 2006 ranged from a high of $9.87 per MMBtu to a low of $3.63 per MMBtu. The NYMEX daily settlement price for crude oil for the prompt month contract in 2006 ranged from a high of $77.03 per barrel to a low of $55.81 per barrel. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:
•	the impact of weather or force majeure events on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production and demand;

•	the level of imported oil and natural gas availability and demand;

•	the level of consumer product demand;

•	political and economic conditions and events in, as well as actions taken by foreign oil and natural gas producing nations;

•	overall domestic and global economic conditions;

•	the availability of local, intrastate and interstate transportation systems including natural gas pipelines and other transportation facilities to our production;

•	the availability and marketing of competitive fuels;

•	delays or cancellations of crude oil and natural gas drilling and production activities;

•	the impact of energy conservation efforts, including technological advances affecting energy consumption; and

•	the extent of governmental regulation and taxation.
     Lower oil or natural gas prices may not only decrease our revenues and net proceeds, but also reduce the amount of oil or natural gas that we can economically produce. As a result, the operator of any of the properties could determine during periods of low commodity prices to shut in or curtail production, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our credit facility, which may adversely affect our ability to make cash distributions to our unitholders.
     Our natural gas gathering and processing businesses operate under two types of contractual arrangements that expose our cash flows to increases and decreases in the price of natural gas and NGLs: percentage-of-proceeds and keep-whole arrangements. Under percentage-of-proceeds arrangements, we generally purchase natural gas from producers and retain an agreed percentage of the proceeds (in cash or in-kind) from the sale at market prices of pipeline-quality gas and NGLs or NGL products resulting from our processing activities. Under keep-whole arrangements, we receive the NGLs removed from the natural gas during our processing operations as the fee for providing our services in exchange for replacing the thermal content removed as NGLs with a like thermal content in pipeline-quality gas or its cash equivalent. Under these types of arrangements our revenues and our cash flows increase or decrease as the prices of natural gas and NGLs fluctuate. The relationship between natural gas prices and NGL prices may also affect our profitability. When natural gas prices are low relative to NGL prices, under keep-whole arrangements it is more profitable for us to process natural gas. When natural gas prices are high relative to NGL prices, it is less profitable for us and our customers to process natural gas both because of the higher value of natural gas and of the increased cost (principally that of natural gas as a feedstock and a fuel) of separating the mixed NGLs from the natural gas. As a result, we may experience periods in which higher natural gas prices relative to NGL prices reduce our processing margins or reduce the volume of natural gas processed at some of our plants. For a detailed discussion of these arrangements, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Operations in our annual report on Form 10-K for the year ended December 31, 2006.

Our hedging activities may have a material adverse effect on our earnings, profitability, cash flows and financial condition.
     We are exposed to risks associated with fluctuations in commodity prices. The extent of our commodity price risk is related largely to the effectiveness and scope of our hedging activities. In order to reduce our exposure to commodity price risk, we directly hedged substantially all of our share of expected NGL volumes in 2006 and 2007 under percent-of-proceed and keep-whole contracts. This has been accomplished primarily through the purchase of NGL put contracts but also through executing NGL costless collar contracts and swap contracts. We have also hedged substantially all of our share of expected NGL volumes from 2008 through 2010 under percent-of-proceed contracts through a combination of direct NGL hedging as well as indirect hedging through crude oil costless collars. Additionally, to mitigate the exposure to natural gas prices from keep-whole volumes, we have purchased natural gas calls from 2006 to 2007 to cover our short natural gas position. Finally, we have entered into hedging arrangements for a significant portion of our oil and natural gas production. Our management will evaluate whether to enter into any new hedging arrangements, but there can be no assurance that we will enter into any new hedging arrangement or that our future hedging arrangements will be on terms similar to our existing hedging arrangements.
     To the extent we hedge our commodity price and interest rate risk, we may forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor. Furthermore, because we have entered into derivative transactions related to only a portion of the volume of our expected oil and natural gas production, natural gas supply and production of NGLs and condensate from our processing plants, we will continue to have direct commodity price risk to the unhedged portion. Our actual future supply and production may be significantly higher or lower than we estimate at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimate, we will have less commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the underlying physical commodity, resulting in a reduction of our liquidity.
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
     As a result of our hedging activities and our practice of marking to market the value of our hedging instruments, we will also experience significant variations in our unrealized derivative gains/(losses) from period to period. These variations from period to period will follow variations in the underlying commodity prices and interest rates. As this item is of a non-cash nature, it will not impact our cash flows or our ability to make our distributions. However, it will impact our earnings and other profitability measures. To illustrate, during the twelve months ended December 31, 2006, we experienced positive movements in our underlying commodities’ prices which led to an unrealized derivative loss of $26.3 million. This $26.3 million loss had a direct impact on our net income (loss) line resulting in a net loss of $23.1 million. For additional information regarding our hedging activities, please read Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our annual report on Form 10-K for the year ended December 31, 2006.
Our estimated oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.
     Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our net proved reserve quantities are based upon reports of petroleum engineers. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. In addition, our wells are characterized by low production rates per well. As a result, changes in future production costs assumptions could have a significant effect on our proved reserve quantities.
     The standardized measure of discounted future net cash flows of our estimated net proved reserves is not necessarily the same as the current market value of our estimated net proved reserves. We base the discounted future net cash flows from our estimated net proved reserves on prices and costs in effect on the day of the estimate. Actual prices received for production and actual costs of such production will be different than these assumptions, perhaps materially.
     The timing of both our production and our incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. Any material inaccuracy in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
     Furthermore, due to the nature of ownership of royalties, overriding royalties and fee minerals, we will not usually be able to control the timing of drilling by the operators who have taken an oil and gas lease on our lands. This leads to uncertainty in the timing of future reserve additions and production increases resulting from new drilling across our assets. Any material inaccuracy in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
Our operations will require substantial capital expenditures, which will reduce our cash available for distribution. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our cash flows.
     The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the maintenance, construction and acquisition of midstream assets and oil and natural gas reserves. We intend to finance our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:
•	volume throughput through our pipelines and processing facilities;

•	the estimated quantities of our oil and natural gas reserves;

•	the amount of oil and natural gas produced from existing wells;

•	the prices at which we sell our production or that of our midstream customers; and

•	our ability to acquire, locate and produce new reserves.
     If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our credit facility may restrict our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our capital projects, which in turn could lead to a possible decline in our gathering and processing available capacity or in our natural gas and crude oil reserves and production, which could adversely effect our business, results of operation, financial conditions and ability to make distributions to our unitholders. In addition, we may lose opportunities to acquire oil and natural gas properties and businesses.
We typically do not obtain independent evaluations of other producer’s natural gas reserves dedicated to our gathering and pipeline systems; therefore, volumes of natural gas on our systems in the future could be less than we anticipate.
     We typically do not obtain independent evaluations of other producer’s natural gas reserves connected to our systems due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering systems is less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas on our systems in the future could be less than we anticipate. A decline in the volumes of natural gas on our systems could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions.
The loss of any of our significant customers could result in a decline in our volumes, revenues and cash available for distribution.
     Midstream. We rely on certain natural gas producer customers for a significant portion of our natural gas and NGL supply. The make-up of gas suppliers can change from time to time based upon a number of reasons, some of which are success of the producer’s drilling programs, additions or cancellations of new agreements and acquisition of new systems. As of December 31, 2006, our two largest suppliers were affiliates of Chesapeake Energy Corporation and Prize Operating Company, accounting for approximately 12% and 10% respectively, of our natural gas supply. We may be unable to negotiate long-term contracts or extensions or replacements of existing contracts, on favorable terms, if at all. The loss of all or even a portion of the natural gas volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition, unless we were able to acquire comparable volumes from other sources.
     Upstream. To the extent any significant customer reduces the volume of its oil or natural gas purchases from us, we could experience a temporary interruption in sales of, or a lower price for, our oil and natural gas production and our revenues and cash available for distribution could decline which could adversely affect our ability to make cash distributions to our unitholders.
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
     We depend upon third-party pipelines, natural gas gathering systems and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Since we do not own or operate any of these pipelines or other facilities, their continuing operation is not within our control. If any of these third-party pipelines and other facilities become unavailable or limited in their ability to transport or produce natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.
Our access to transportation options may affect our revenues and cash available for distribution.

     Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas, the value of our units and our ability to pay distributions on our units.
Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
     We compete with similar enterprises in our respective areas of operation. Some of our competitors are large oil and natural gas companies that have greater financial resources and access to supplies of natural gas and NGLs than we do.
     Midstream. Some of these competitors may expand or construct gathering, processing and transportation systems that would create additional competition for the services we provide to our customers. In addition, our customers who are significant producers of natural gas may develop their own gathering, processing and transportation systems in lieu of using ours. Likewise, our customers who produce NGLs may develop their own processing facilities in lieu of using ours. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.
     Upstream. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low oil and natural gas prices, to contract for drilling equipment, to secure trained personnel and to absorb the burden of present and future federal, state, local and other laws and regulations. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases.
     In both the midstream and upstream businesses, competition has been strong in hiring experienced personnel, particularly in the engineering, accounting and financial reporting, tax and land departments. In addition, competition is strong for attractive midstream assets as well as oil and natural gas producing properties, oil and natural gas companies and undeveloped leases and drilling rights. We may be often outbid by competitors in our attempts to acquire assets, properties or companies. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.
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
     Other state and local regulations also affect our business. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our proprietary gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service. Please read Item 1. Business — Regulation of Operations in our annual report on Form 10-K for the year ended December 31, 2006, and “Business — Regulation of Operations” in this prospectus.
We are subject to compliance with stringent environmental laws and regulations that may expose us to significant costs and liabilities.
     Our operations are subject to stringent and complex federal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our pipelines and facilities and the imposition of substantial liabilities for pollution resulting from our operations. Failure or delay in obtaining regulatory approvals or drilling permits by us or our operators could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding conservation practices and the protection or correlative rights affect our operations by limiting the quantity of oil and natural gas that may be produced and sold.
     Numerous governmental authorities, such as the U.S. Environmental Protection Agency, also known as the “EPA,” and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations.
     These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:
•	the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•	the federal Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated bodies of water;

•	the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from our facilities; and

•	the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal.

     Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the RCRA, CERCLA, the federal Oil Pollution Act and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.
     There is inherent risk of incurring significant environmental costs and liabilities in connection with our operations due to our handling of petroleum hydrocarbons and wastes, operation of our wells, gathering systems and other facilities, air emissions and water discharges related to our operations and historical industry operations and waste disposal practices. Joint and several, strict liability may be incurred under these environmental laws and regulations in connection with discharges or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of properties through which our gathering systems pass and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover some or any of these costs from insurance. See Item 1. Business — Environmental Matters in our annual report on Form 10-K for the year ended December 31, 2006, and “Business – Environmental Matters” in this prospectus.
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
     Our ability to grow our business depends, in part, on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions either because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit because of unforeseen circumstances.

     In our upstream business in particular, properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities, which could adversely affect our cash available for distribution. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. Any future acquisition will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher valued properties and are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact our financial conditions and results of operations and our ability to make cash distributions to our unitholders.
     Any acquisition, midstream or upstream, involves potential risks, including, among other things:
•	mistaken assumptions about future prices, volumes, revenues and costs of oil and natural gas, including synergies and estimates of the oil and natural gas reserves attributable to a property we acquire;

•	an inability to integrate successfully the businesses we acquire;

•	inadequate expertise for new geographic areas, operations or products and services;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas;

•	customer or key employee losses at the acquired businesses; and

•	establishment of internal controls and procedures that we are required to maintain under the Sarbanes-Oxley Act of 2002.
     If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and the limited partners will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.
Our ability to derive benefits from our acquisitions will depend on our ability to integrate operations to achieve the benefits of the acquisitions.
     Achieving the anticipated benefits from acquisitions depends in part upon whether we are able to integrate the assets or businesses of these acquisitions, in an efficient and effective manner. We may not be able to accomplish the integration process smoothly or successfully. The difficulties combining businesses or assets potentially will include, among other things:
•	geographically separated organizations and possible differences in corporate cultures and management philosophies;

•	significant demands on management resources, which may distract management’s attention from day-to-day business;

•	differences in the disclosure systems, accounting systems, and accounting controls and procedures of the two companies, which may interfere with our ability to make timely and accurate public disclosure; and

•	the demands of managing new lines of business acquired.
     Any inability to realize the potential benefits of the acquisition, as well as any delays in integration, could have an adverse effect upon the revenues, level of expenses and operating results of the company, after the acquisitions, which may affect the value of our common units after the acquisition.
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
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured or interrupts normal operations, our operations and financial results could be adversely affected.
     Our operations are subject to many hazards inherent in the drilling, producing, gathering, compressing, treating, processing and transporting of oil, natural gas and NGLs, including:
•	damage to production equipment, pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks of natural gas, NGLs and other hydrocarbons or losses of natural gas or NGLs as a result of the malfunction of pipeline, equipment or facilities;

•	fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations, such as the uncontrollable flow of oil or natural gas or well fluids.
     These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and attorney’s fees and other expenses incurred in the prosecution or defense of litigation and may result in curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations and ability to pay distributions to our unitholders.
     As is customary in the industry, we maintain insurance against some but not all of these risks. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are not fully insured against all risks inherent to our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur which may include toxic tort claims, other than those considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.

Additionally, we may be unable to recover from prior owners of our assets, pursuant to our indemnification rights, for potential environmental liabilities. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition, results of operations and ability to pay distributions to our unitholders.
Our current debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities. In addition, we may incur substantial debt in the future to enable us to maintain or increase our reserve and production levels and to otherwise pursue our business plan. This debt may restrict our ability to make distributions.
     In December 2005, we entered into up to a $475.0 million senior secured credit facility, consisting of up to a $400.0 million term loan facility and up to a $75.0 million revolving credit facility for our acquisition of the ONEOK Texas natural gas gathering and processing assets. The revolver facility was increased to $100.0 million in June 2006. On August 31, 2006, we entered into an amended and restated credit facility that provided for an aggregate of approximately $500.0 million borrowing capacity. Concurrent with the Laser and Montierra acquisitions, the revolver facility was again increased by $100 million to an aggregate of $600.0 million. Our level of debt could have important consequences to us, including the following:
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
     Our upstream business requires a significant amount of capital expenditures to maintain and grow production levels. If prices were to decline for an extended period of time, if the costs of our acquisition and drilling and development operations were to increase substantially, or if other events were to occur which reduced our revenues or increased our costs, we may be required to borrow significant amounts in the future to enable us to finance the expenditures necessary to replace the reserves we produce. The cost of the borrowings and our obligations to repay the borrowings will reduce amounts otherwise available for distributions to our unitholders.
Shortages of drilling rigs, equipment and crews could delay our operations and reduce our cash available for distribution.
     Higher oil and natural gas prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and oil field equipment and services could restrict our and other operators’ ability to drill the wells and conduct the operations currently planned. Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues and cash available for distribution.
Our and other operators’ drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors.

     Our and other operators’ drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including:
•	unexpected drilling conditions;

•	drilling, production or transportation facility or equipment failure or accidents;

•	shortages or delays in the availability of drilling rigs and other services and equipment;

•	adverse weather conditions;

•	compliance with environmental and governmental requirements;

•	title problems;

•	unusual or unexpected geological formations;

•	pipeline ruptures;

•	fires, blowouts, craterings and explosions; and

•	uncontrollable flows of oil or natural gas or well fluids.
     Any curtailment to the gathering systems used by operators could also require such operators to find alternative means to transport the oil and natural gas production from the underlying properties, which alternative means could require such operators to incur additional costs. We do not provide midstream services to all of our upstream activities.
     Any such curtailment, delay or cancellation may limit our ability to make cash distributions to our unitholders.
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
Due to our lack of industry and geographic diversification in our midstream operations, adverse developments in our operations or operating areas would reduce our ability to make distributions to our unitholders.

     We rely on the revenues generated from our midstream and upstream energy businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas, NGLs and condensate. While our upstream properties are well diversified geographically, all of our midstream assets are located in the Texas Panhandle, southeast and south Texas and Louisiana. Due to our lack of diversification in industry type and location, an adverse development in one of these businesses or operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The information required for this item is provided in Notes 4, Acquisitions, 7, Members’ Equity, and 15, Subsequent Events, included in the Notes to the Unaudited Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
     We did not repurchase any of our common units during the period covered by this report. However, 10,400 common units were forfeited by departing employees whose common units had not vested at the time of the termination of employment.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     We have reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits.

2.1	Partnership Interests Purchase and Contribution Agreement By and Among Laser Midstream Energy II, LP, Laser Gas Company I, LLC, Laser Midstream Company, LLC, Laser Midstream Energy, LP, and Eagle Rock Energy Partners, L.P., dated as of March 30, 2007 (incorporated by reference to Exhibit 2.1 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.2	Partnership Interests Contribution Agreement By and Among Montierra Minerals and Production, L.P., NGP Minerals, L.L.C. and Eagle Rock Energy Partners, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.2 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.3	Asset Contribution Agreement By and Among NGP 2004 Co-Investment Income, L.P., NGP Co-Investment Income Capital Corp., NGP-VII Income Co-Investment Opportunity, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.3 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

4.5	Registration Rights Agreement dated May 2, 2007, among Eagle Rock Energy Partners, L.P. and the purchasers listed thereto (incorporated by reference to Exhibit 4.5 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

10.14	Common Unit Purchase Agreement By and Among Eagle Rock Energy Partners, L.P. and The Purchasers Named Herein, dated March 30, 2007 (incorporated by reference to Exhibit 10.14 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Alfredo Garcia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

32.2	Certification by Alfredo Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
August 14, 2007

EAGLE ROCK ENERGY PARTNERS, L.P.

By: EAGLE ROCK ENERGY GP, L.P., its general partner

By: EAGLE ROCK ENERGY G&P, LLC, its general partner

/s/ Alfredo Garcia Chief Financial Officer and Senior Vice
President, Corporate Development
(Duly Authorized and Principal Financial Officer)

EAGLE ROCK ENERGY PARTNERS, L.P.
EXHIBIT INDEX

2.1	Partnership Interests Purchase and Contribution Agreement By and Among Laser Midstream Energy II, LP, Laser Gas Company I, LLC, Laser Midstream Company, LLC, Laser Midstream Energy, LP, and Eagle Rock Energy Partners, L.P., dated as of March 30, 2007 (incorporated by reference to Exhibit 2.1 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.2	Partnership Interests Contribution Agreement By and Among Montierra Minerals and Production, L.P., NGP Minerals, L.L.C. and Eagle Rock Energy Partners, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.2 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.3	Asset Contribution Agreement By and Among NGP 2004 Co-Investment Income, L.P., NGP Co-Investment Income Capital Corp., NGP-VII Income Co-Investment Opportunity, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.3 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

4.5	Registration Rights Agreement dated May 2, 2007, among Eagle Rock Energy Partners, L.P. and the purchasers listed thereto (incorporated by reference to Exhibit 4.5 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

10.14	Common Unit Purchase Agreement By and Among Eagle Rock Energy Partners, L.P. and The Purchasers Named Herein, dated March 30, 2007 (incorporated by reference to Exhibit 10.14 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Alfredo Garcia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

32.2	Certification by Alfredo Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350