Form 10-Q/A
period 2007-06-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2007-11-02
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The issuer had 50,663,510 common units outstanding as of October 29, 2007.

EXPLANATORY NOTE
Eagle Rock Energy Partners, L.P. (the “Partnership”) is filing this Amendment No. 1 (“Amendment”) to our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”) on August 14, 2007 (“the Original Report”) to restate our unaudited condensed consolidated financial statements for the quarter then ended under Item 1 and to amend Items 2 and 4 of Part I of the Original Report. This Amendment does not affect any other items or sections in the Original Filing, and no attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Filing have been re-filed to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. We are republishing the entire Original Filing, as amended by this Amendment, so that all of our information regarding the quarter ended June 30, 2007 is in one report.
Management of Eagle Rock Energy G&P, LLC (“G&P”), the general partner of Eagle Rock Energy GP, L.P., which is the general partner of the Partnership, is correcting certain accounting errors discovered in the second quarter 2007 financial statement information of subsidiaries of the Partnership, acquired from Laser Midstream Energy, L.P. (“Laser”) during the second quarter of 2007 (see the Partnership’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007). Management has determined that the previous accounting treatment resulted in an overstatement of the Partnership’s gross revenues and cost of goods sold for the second quarter of 2007 by approximately $25.6 million, but because costs were overstated by the same amount as revenue, there was no resulting impact on second quarter 2007 margins, net income/loss, cash flows, members’ equity, Adjusted EBITDA, segment profit, or balance sheet.
The accounting errors impact the Partnership’s South Texas Segment and relate to two items: (i) marketing service agency agreements and (ii) intra-segment transactions. Certain of the Partnership’s subsidiaries accounted for marketing service agency agreements (“agency agreements”) on a “gross” revenue basis – recording gross revenues and gross expenses related to natural gas transactions covered by the agency agreements, as if title and/or credit risk had effectively passed to the Partnership, rather than on a “net” revenue basis – recording only the agency fee as revenue, properly reflecting the fact that neither title nor credit risk actually passed to the Partnership. The subsidiaries also recorded a number of intra-segment transactions related to the South Texas Segment, that were not properly eliminated as part of the consolidation in the second quarter of 2007, resulting in an overstatement of revenues and costs by an equal amount.
As previously disclosed in our Current Report on Form 8-K filed October 25, 2007, after discussions between management and the Audit Committee of the Board of Directors of G&P, on October 24, 2007, management, at the direction of the Audit Committee, concluded that the previously issued unaudited condensed consolidated financial statements included in the Original Filing should no longer be relied upon because of errors in the accounting treatment of the agency agreements and the intra-segment transactions recorded in the Original Filing. The effects of the restatement on the Partnership’s unaudited condensed consolidated financial statements as of and for the period presented herein are described in Note 16 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and are also reflected in Items 2 and 4 of Part I of this Form 10-Q/A.
As a result of the restatement of the unaudited condensed consolidated financial statements, our management, including Chief Executive Officer and Chief Financial Officer, has re-evaluated our disclosure controls and our internal controls over financial reporting as of the September 30, 2007 and has found our disclosure controls and our internal controls over financial reporting to have been and continue to be effective. See Item 4 of Part I of this Form 10-Q/A for a further discussion.

i

EAGLE ROCK ENERGY PARTNERS, L.P.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
($ in thousands)	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,296	$10,581
Cash advances to affiliates	10,665	—
Accounts receivable	106,034	43,567
Risk management assets	—	13,837
Prepayments and other current assets	1,626	2,679

Total current assets	120,621	70,664

PROPERTY, PLANT AND EQUIPMENT — Net	832,857	554,063
INTANGIBLE ASSETS — Net	155,670	130,001
RISK MANAGEMENT ASSETS	20,700	17,373
OTHER ASSETS	12,076	7,800

TOTAL	$1,141,924	$779,901

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,518	$49,558
Accrued liabilities	15,099	7,996
Risk management liabilities	7,802	1,005

Total current liabilities	134,419	58,559

LONG-TERM DEBT	422,131	405,731
ASSET RETIREMENT OBLIGATIONS	1,947	1,819
DEFERRED STATE TAX LIABILITY	1,822	1,229
RISK MANAGEMENT LIABILITIES	38,526	20,576
OTHER	145	—
COMMITMENTS AND CONTINGENCIES (Note 11)
MEMBERS’ EQUITY (DEFICIT):
Common Unitholders(1)	395,981	116,283
Subordinated Unitholders(2)	148,624	176,248
General Partner(3)	(1,671)	(544)

Total members’ equity	542,934	291,987

TOTAL	$1,141,924	$779,901

(1)	36,284,759 units were issued and outstanding as of June 30, 2007 and 20,691,495 for December 31, 2006. These numbers do not include 450,021 units and 122,450, respectively, issued to employees as of June 30, 2007 and December 31, 2006, respectively, under the 2006 Long-Term Incentive Plan and which are subject to vesting requirements.

(2)	20,691,495 units were issued and outstanding as of June 30, 2007 and December 31, 2006.

(3)	844,551 units were issued and outstanding as of June 30, 2007 and December 31, 2006.
See notes to condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	As Restated		As Restated
($ in thousands except per share data)	(see Note 16)		(see Note 16)
REVENUE:
Natural gas liquids sales	$72,616	$65,213	$124,311	$111,917
Natural gas sales	107,220	45,905	155,492	99,186
Condensate	11,785	14,867	21,939	29,069
Gathering, compression and processing fees	6,883	3,925	11,166	5,946
Loss on risk management instruments	(27,255)	(15,171)	(34,897)	(35,241)
Royalty income	3,121	—	3,121	—
Lease and rental income	71	—	71	—
Other income	—	147	—	327

Total revenue	174,441	114,886	281,203	211,204

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	164,364	96,245	255,000	188,236
Operations and maintenance	11,397	9,116	19,320	14,798
General and administrative	5,898	3,557	10,821	6,010
Other operating	—	—	1,711	—
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215

Total costs and expenses	195,808	119,919	312,631	229,259

OPERATING LOSS	(21,367)	(5,033)	(31,428)	(18,055)
OTHER (EXPENSE) INCOME:
Interest income	176	—	300	40
Other income	91	—	91	—
Interest expense	(2,172)	(3,428)	(10,028)	(5,963)
Other expense	(255)	—	(1,966)	—

Total other (expense) income	(2,160)	(3,428)	(11,603)	(5,923)

STATE INCOME TAX PROVISION	256	508	420	508

NET LOSS	$(23,783)	$(8,969)	$(43,451)	$(24,486)

NET LOSS PER COMMON UNIT -
BASIC AND DILUTED:
Net loss
Common units	$(0.28)	$(0.31)	$(0.55)	$(0.91)
Subordinated units	(0.71)	(0.31)	(1.36)	(0.91)
General partner units	(0.71)	(0.31)	(1.36)	(0.91)
Basic and Diluted (units in thousands)
Common units	30,613	4,180	25,680	13,552
Subordinated units	20,691	24,151	20,691	12,809
General partner units	845	589	845	427
See notes to condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months
	Ended June 30,
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,451)	$(24,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,779	20,215
Amortization of debt issuance costs	—	432
Reclassifying financing derivative settlements	(100)	(500)
Equity-based compensation expense	792	—
Other	2	35
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	(24,943)	1,021
Prepayments and other current assets	223	546
Risk management activities	34,539	26,724
Accounts payable	28,328	(13,714)
Accrued liabilities	6,212	4450
Other assets	738	324

Net cash provided by operating activities	28,119	15,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(37,993)	(12,931)
Advances to affiliates	(10,665)	—
Acquisitions	(118,475)	(100,524)
Cash acquired in acquisitions	3,821	—
Escrow cash	—	7,643
Purchase of intangible assets	(1,199)	(2,185)
Other	22	—

Net cash used in investing activities	(164,489)	(107,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	34,400	354
Repayment of long-term debt	(18,000)	(10,600)
Payment of debt issuance costs	—	(862)
Proceeds from derivative contracts	100	500
Payment of deferred offering costs	—	(1,267)
Contribution by members	—	98,390
Proceeds from equity issuance	127,500	—
Distributions to members and affiliates	(16,185)	(5,833)

Net cash (used in) provided by financing activities	127,815	80,682

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,555)	(12,269)
CASH AND CASH EQUIVALENTS — Beginning of period	10,581	19,372

CASH AND CASH EQUIVALENTS — End of period	$2,296	$7,103

Interest paid — net of amounts capitalized	$7,925	$17,339

Investments in property, plant and equipment not paid	$4,892	$1,284

Acquisition of assets for equity	$182,291	$—

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
     Description of Business — We are a growth-oriented Delaware limited partnership engaged in the business of gathering, compressing, treating, processing, transporting and selling natural gas, fractionating and transporting natural gas liquids, or NGLs, which we call our “midstream” business, and in the business of acquiring, developing and producing interests in oil and natural gas properties, which we call our “upstream” business. The Partnership’s natural gas pipelines gather natural gas from designated points near producing wells and transports these volumes to third-party pipelines, the Partnership’s gas processing plants, utilities and industrial consumers. Natural gas transported to the Partnership’s gas processing plants, either on the Partnership’s pipelines or third-party pipelines, is treated to remove contaminants, conditioned or processed into marketable natural gas and natural gas liquids. The Partnership conducts its midstream operations within Louisiana and three geographic areas of Texas. The Partnership’s Texas panhandle assets consist of assets acquired from ONEOK, Inc. on December 1, 2005, and include gathering and processing assets (the “Texas Panhandle System”). The Partnership’s southeast Texas and Louisiana assets include a non-operated 25% undivided interest in a processing plant as well as a non-operated 20% undivided interest in a connected gathering system (the “Texas and Louisiana System”). On April 7, 2006, the Partnership’s Texas and Louisiana System completed the acquisition of a 100% interest in the Brookeland and Masters Creek processing plants in east Texas from Duke Energy Field Services. On June 2, 2006, the Partnership’s Texas Panhandle System completed the acquisition of 100% of Midstream Gas Services, L.P. On May 3, 2007, we completed our acquisition of Laser Midstream Energy, L.P. (“Laser”) and certain of its subsidiaries (“Laser Acquisition”) (see Note 4). The Laser assets include gathering systems and related compression and processing facilities in South Texas, East Texas and North Louisiana, now a part of both our Texas and Louisiana and South Texas Systems.
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
     Currently, based on revenues generated during the second quarter 2007, our midstream business comprises approximately 98% of our business and our upstream business comprises approximately 2%. We intend to acquire and construct additional assets in both our midstream and upstream businesses, and we have an experienced management team dedicated to growing, operating and maximizing the profitability of our assets. Our management team is experienced in gathering and processing natural gas, as well as in the operation of oil and natural gas properties and assets.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Eagle Rock Energy is the owner of a non-operating undivided interest in the Indian Springs gas processing plant and the Camp Ruby gas gathering system. Eagle Rock Energy owns these interests as tenants-in-common with the majority owner-operator of the facilities. Accordingly, Eagle Rock Energy includes its pro-rata share of assets, liabilities, revenues and expenses related to these assets in its financial statements. All intercompany accounts and transactions are eliminated in the consolidated financial statements. The unaudited consolidated interim financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared on the same basis as the annual financial statements and should be read in conjunction with the annual financial statements included in the Partnership’s 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

     Other Assets — Other assets primarily consist of costs associated with debt issuance ($6.9 million) and acquisitions ($1.7 million), net of amortization for the six months ended June 30, 2007 and equity investments in non-affiliates related to the Montierra Acquisition ($3.4 million). Amortization of debt issuance costs is calculated using the straight-line method over the maturity of the associated debt (or the expiration of the contract).
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

($ in thousands)
Oil and gas properties	$132,414
Cash	936
Accounts receivable	6,342
Accounts payable	(1,906)
Risk management liabilities	(717)
Accrued liabilities	(104)
Equity investments in non-affiliates	3,459

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

($ in thousands)
Property, plant and equipment	$107,183
Intangibles	32,210
Cash	2,885
Accounts receivable	31,182
Other current assets	279
Accounts payable	(30,082)
Other current liabilities	(287)

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
     The following pro forma information for the six months ended June 30, 2007, assumes the Laser, Montierra, Co-Invest and MacLondon acquisitions had been acquired by Eagle Rock Energy on January 1, 2007:

($ in thousands)	June 30, 2007
Pro forma earnings data:
Revenues(a)	$408,298
Cost and expenses	(446,292)

Loss from operations	$(37,994)

(a)	Excludes non-realized revenues risk management loss of $39.4 million.
NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS
     Fixed assets consisted of the following:

	June 30,	December 31,
($ in thousands)	2007	2006
Land	$1,064	$853
Plant	112,463	81,485
Gathering and pipeline	540,401	433,779
Equipment and machinery	46,391	37,185
Vehicles and transportation equipment	3,420	2,740
Office equipment, furniture, and fixtures	1,079	511
Computer equipment	4,628	4,623
Corporate	126	126
Linefill	4,157	3,923
Proved properties	91,278	—
Unproved properties	60,069	—
Construction in progress	17,768	19,677

	882,846	584,902
Less: accumulated depletion, depreciation and amortization	(49,989)	(30,839)

Net fixed assets	$832,857	$554,063

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
     Corporate Segment:
(v)	risk management and other corporate activities.
     Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

			Southeast
($ in millions)		South	Texas and
Three months ended June 30, 2007	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$110.0	$50.8	$37.6	$3.2	$(27.2	)(a)	$174.4
Interest expense-net and other financing costs	—	—	—	—	2.2		2.2
Depreciation, depletion and amortization	10.0	0.4	2.0	1.5	0.2		14.1
Segment profit (loss)(b)	24.0	1.6	8.4	3.2	(27.1)		10.1
Capital expenditures	10.4	0.8	2.5	—	0.1		13.8
Segment assets	581.8	75.5	277.7	162.2	44.7		1,141.9

			Southeast
($ in millions)		South	Texas and
Three months ended June 30, 2006	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$105.7	$—	$24.3	$—	$(15.2	)(a)	$114.8
Interest expense-net and other financing costs	—	—	—	—	3.4		3.4
Depreciation, depletion and amortization	8.6	—	2.4	—	—		11.0
Segment profit (loss)(b)	27.6	—	6.2	—	(15.2)		18.6
Capital expenditures	3.3	—	1.8	—	1.6		6.7
Segment assets	566.3	—	121.0	—	81.8		769.1

			Southeast
($ in millions)		South	Texas and
Six months ended June 30, 2007	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$204.9	$50.8	$57.0	$3.2	$(34.7	)(a)	$281.2
Interest expense-net and other financing costs	—	—	—	—	10.0		10.0
Depreciation, depletion and amortization	19.8	0.4	3.7	1.5	0.4		25.8
Segment profit (loss)(b)	43.2	1.6	12.9	3.2	(34.7)		26.2
Capital expenditures	22.5	1.8	14.9	—	0.3		39.5
Segment assets	581.8	75.5	277.7	162.2	44.7		1,141.9

			Southeast
($ in millions)		South	Texas and
Six months ended June 30, 2006	Panhandle	Texas	Louisiana	Upstream	Corporate		Total
Sales to external customers	$212.2	$—	$34.2	$—	$(35.2	)(a)	$211.2
Interest expense-net and other financing costs	—	—	—	—	5.9		5.9
Depreciation, depletion and amortization	17.5	—	2.7	—	—		20.2
Segment profit (loss)(b)	50.1	—	8.1	—	(35.2)		23.0
Capital expenditures	5.4	—	4.5	—	3.0		12.9
Segment assets	566.3	—	121.0	—	81.8		769.1

(a)	Represents results of our derivatives activity.

(b)	Segment profit (loss) is defined as sales to external customers minus cost of natural gas and natural gas liquids and other cost of sales for the midstream segments and royalty income and lease bonus income less production taxes and depletion for the upstream segment. Sales to external customers for the corporate column include the impact of the risk management activities.
     The following table reconciles segment profit (loss) to income from continuing operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
($ in millions)	2007	2006	2007	2006
Segment profit	$10.1	$18.6	$26.2	$23.0
Operations and maintenance	(11.4)	(9.1)	(19.3)	(14.8)
General and administrative	(5.9)	(3.6)	(10.8)	(6.0)
Depreciation, depletion and amortization	(14.1)	(11.0)	(25.8)	(20.2)
Interest expense, net	(2.2)	(3.4)	(13.4)	(6.0)
State income tax provision	(0.3)	(0.5)	(0.4)	(0.5)

Net loss	$(23.8)	$(9.0)	$(43.5)	$(24.5)

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
     A summary of the restricted common units activity for the six months ended June 30, 2007, is provided below:

	Number of
	Restricted	Weighted Average
	Units	FairValue
Outstanding at December 31, 2006	122,450	$18.75
Granted	345,271	$23.35
Vested	—
Forfeitures	(17,700)	$21.91

Outstanding at June 30, 2007	450,021	$22.22

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
NOTE 16. RESTATEMENT
     In October 2007, subsequent to the filing of its Quarterly Report on Form 10-Q for the interim period ended June 30, 2007, the Partnership discovered accounting errors effecting gross revenues and cost of goods sold in the subsidiaries acquired during the second quarter of 2007, and discussed these errors with the Audit Committee of the Board of Directors of G&P. The errors impact the Partnership’s South Texas Segment and relate to two items: (i) marketing service agency agreements and (ii) intra-segment transactions. Certain of the subsidiaries’ marketing service agency agreements were accounted for on a “gross” revenue basis — recording gross revenues and gross expenses related to the natural gas transactions covered by the agency agreements as if title and/or credit risk had effectively passed to the Partnership, rather than on a “net” revenue basis — recording only the agency fee as revenue, properly reflecting the fact that neither title nor credit risk actually passed to the Partnership. The subsidiaries also recorded a number of intra-segment transactions related to the South Texas Segment, and these intra-segment transactions were not properly eliminated as part of the consolidation for the second quarter of 2007, resulting in an overstatement of revenues and costs by an equal amount. Management, at the direction of the Audit Committee, concluded that the Partnership should restate previously issued interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 to reflect the correct accounting treatment for these items.
     A summary of the effects of the restatement is as follows:

	Three Months		Six Months
	Ended June 30, 2007		Ended June 30, 2007
	As Previously	As	As Previously	As
($ in thousands except per share data)	Reported	Restated	Reported	Restated
REVENUE:
Natural gas sales	$132,795	$107,220	$181,067	$155,492

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	189,939	164,364	280,575	255,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following management discussion and analysis gives effect to the restatement discussed in Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
EAGLE ROCK ENERGY PARTNERS, L.P.
RESULTS OF OPERATIONS
     The following table is a summary of the results of operations for the three month period ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Sales of natural gas, NGLS and condensate	$191,621	$125,985	$301,742	$240,172
Compression, gathering and processing	6,883	3,925	11,166	5,946
Gain/(loss) on realized risk management instrument	1,502	(241)	4,501	570
Gain/(loss) on unrealized risk management instrument	(28,757)	(14,930)	(39,398)	(35,811)
Royalty income	3,121	—	3,121	—
Lease and bonus income	71	—	71	—
Other income	—	147	—	327

Total operating revenue	174,441	114,886	281,203	211,204

Purchase of natural gas and NGLs	164,364	96,245	255,000	188,236

Segment profit(a)	10,077	18,641	26,203	22,968

Operating and maintenance expense	11,397	9,115	19,320	14,797
General and administrative expense	5,898	3,557	10,821	6,010
Other (income)/expense	(91)	—	1,620	—
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215
Interest-net including realized risk management instrument	8,736	2,566	16,568	10,036
Unrealized risk management interest related instrument	(6,485)	863	(4,874)	(4,112)
State income tax provision	256	508	420	508

Net loss	$(23,783)	$(8,969)	$(43,451)	$(24,486)

Adjusted EBITDA(b)	$22,159	$20,899	$36,252	$38,011

(a)	Defined as operating revenues minus the cost of natural gas and NGLs and other cost of sales. Operating revenues include both realized and unrealized risk management activities.

(b)	Defined as net income (loss) plus income tax, interest-net, depletion, depreciation and amortization expense, separation costs, other non-cash operating expenses less non realized revenues risk management loss (gain) activities and less net income from discontinued operations. The prior year legal arbitration settlement recorded in Other expense for June 30, 2007 quarter has also been added back to net income (loss).
     The following table reconciles segment profit to net loss:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Segment profit:	$10,077	$18,641	$26,203	$22,968
Less:
Operations and maintenance	11,397	9,115	19,320	14,797
General and administrative	5,898	3,557	10,821	6,010

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215
Interest-net including realized risk management instrument	8,736	2,566	16,568	10,036
Unrealized risk management interest related instrument	(6,485)	863	(4,874)	(4,112)
Other (income)/expense	(91)	—	1,620	—
State income tax provision	256	508	420	508

Net loss	$(23,783)	$(8,969)	$(43,451)	$(24,486)

     The following table reconciles Adjusted EBITDA to net loss:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2007	2006	2007	2006
Adjusted EBITDA:	$22,159	$20,899	$36,252	$38,011
Less:
State income tax provision	256	508	420	508
Interest-net including realized risk management instrument	8,736	2,566	16,568	10,036
Unrealized risk management interest related instrument	(6,485)	863	(4,874)	(4,112)
Depreciation, depletion and amortization	14,149	11,001	25,779	20,215
Equity-based compensation expense	620	—	792	—
Other (income)/expense	(91)	—	1,620	39
Plus:
Risk management instruments-unrealized	(28,757)	(14,930)	(39,398)	(35,811)

Net loss	$(23,783)	$(8,969)	$(43,451)	$(24,486)

     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     Operating revenues for sales of natural gas, NGLs and condensate for the second quarter of 2007 increased by $65.6 million, 52% increase, from the second quarter of 2006 due primarily to the addition of natural gas, NGL and condensate revenues from the Laser Acquisition, increased volumes on the Tyler County system and improved NGL pricing with respect to the second quarter of 2006. Negatively impacting revenue for the second quarter of 2007 as compared to the second quarter of 2006 was the unscheduled shutdown and turnaround of a large processing plant in the Texas Panhandle segment, lower crude oil prices and an increase in our short natural gas position due to improved recoveries on certain contracts.
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

     Purchase of natural gas and NGLs increased by $68.1 million, 71% increase, reflecting primarily the addition of Laser’s gas purchase contracts during the quarter and the increase in natural gas and natural gas liquids prices in the current period as compared to last year.
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
     Operating revenues for sales of natural gas, NGLs and condensate for the six months ended June 30, 2007 increased by $61.6 million, 26% increase, from the six months ended June 30, 2006 due primarily to the addition of natural gas, NGL and condensate revenues from the Laser Acquisition, a full six months of the Brookeland and MGS acquisitions and improved NGL pricing with respect to the first six months of 2006. Negatively impacting revenue for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was the unscheduled shutdown and turnaround of two large processing plant in the Texas Panhandle segment and lower crude oil prices.
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
     Purchase of natural gas and NGLs increased by $66.8 million, 35% increase, reflecting primarily the addition of Laser’s gas purchase contracts during the second quarter of 2007, inclusion of a full six months of the Brookeland and MGS acquisitions and the increase in natural gas liquids in the current period as compared to last year. In addition, an increase in our short natural gas position as a result of the two plant turnaround in the Texas Panhandle and improved recoveries on certain fixed recovery contracts in our southeast Texas and Louisiana segment during the second quarter of 2007 also increased our purchases of natural gas during the period.
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
Item 4. Controls and Procedures.
     At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the general partner of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a—15(e) and 15d—15(e) of the Exchange Act of 1934, as amended). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of the general partner of our general partner, concluded our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934, as amended, is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     We have reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits.
2.1	Partnership Interests Purchase and Contribution Agreement By and Among Laser Midstream Energy II, LP, Laser Gas Company I, LLC, Laser Midstream Company, LLC, Laser Midstream Energy, LP, and Eagle Rock Energy Partners, L.P., dated as of March 30, 2007 (incorporated by reference to Exhibit 2.1 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.2	Partnership Interests Contribution Agreement By and Among Montierra Minerals and Production, L.P., NGP Minerals, L.L.C. and Eagle Rock Energy Partners, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.2 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.3	Asset Contribution Agreement By and Among NGP 2004 Co-Investment Income, L.P., NGP Co-Investment Income Capital Corp., NGP-VII Income Co-Investment Opportunity, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.3 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

4.5	Registration Rights Agreement dated May 2, 2007, among Eagle Rock Energy Partners, L.P. and the purchasers listed thereto (incorporated by reference to Exhibit 4.5 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

10.14	Common Unit Purchase Agreement By and Among Eagle Rock Energy Partners, L.P. and The Purchasers Named Herein, dated March 30, 2007 (incorporated by reference to Exhibit 10.14 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Alfredo Garcia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

32.2	Certification by Alfredo Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 1, 2007

EAGLE ROCK ENERGY PARTNERS, L.P.

By: EAGLE ROCK ENERGY GP, L.P., its general partner

By: EAGLE ROCK ENERGY G&P, LLC, its general partner

/s/ Alfredo Garcia

Chief Financial Officer and Senior Vice
President, Corporate Development
(Duly Authorized and Principal Financial Officer)

EAGLE ROCK ENERGY PARTNERS, L.P.
EXHIBIT INDEX

2.1	Partnership Interests Purchase and Contribution Agreement By and Among Laser Midstream Energy II, LP, Laser Gas Company I, LLC, Laser Midstream Company, LLC, Laser Midstream Energy, LP, and Eagle Rock Energy Partners, L.P., dated as of March 30, 2007 (incorporated by reference to Exhibit 2.1 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.2	Partnership Interests Contribution Agreement By and Among Montierra Minerals and Production, L.P., NGP Minerals, L.L.C. and Eagle Rock Energy Partners, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.2 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

2.3	Asset Contribution Agreement By and Among NGP 2004 Co-Investment Income, L.P., NGP Co-Investment Income Capital Corp., NGP-VII Income Co-Investment Opportunity, L.P., dated as of March 31, 2007 (incorporated by reference to Exhibit 2.3 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

4.5	Registration Rights Agreement dated May 2, 2007, among Eagle Rock Energy Partners, L.P. and the purchasers listed thereto (incorporated by reference to Exhibit 4.5 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

10.14	Common Unit Purchase Agreement By and Among Eagle Rock Energy Partners, L.P. and The Purchasers Named Herein, dated March 30, 2007 (incorporated by reference to Exhibit 10.14 in the registrant’s registration statement on Form S-1 (No. 333-144938)).

31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Alfredo Garcia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

32.2	Certification by Alfredo Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and18 U.S.C. Section 1350

1