Form 10-Q
period 2008-09-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2008-11-10
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The issuer had 55,774,197 common units outstanding as of October 31, 2008.

EAGLE ROCK ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except unit amounts)

	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,104	$68,552
Accounts Receivable(1)	138,146	135,633
Risk management assets	5,239	—
Prepayments and other current assets	2,344	3,992
Total current assets	374,833	208,177
PROPERTY, PLANT AND EQUIPMENT — Net	1,310,422	1,207,130
INTANGIBLE ASSETS — Net	141,414	153,948
GOODWILL	29,890	29,527
RISK MANAGEMENT ASSETS	2,589	—
OTHER ASSETS	13,938	11,145
TOTAL	$1,873,086	$1,609,927
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$137,893	$132,485
Due to affiliate	16,405	16,964
Accrued liabilities	15,074	9,776
Income taxes payable	1,009	723
Risk management liabilities	60,823	33,089
Total current liabilities	231,204	193,037
LONG-TERM DEBT	799,383	567,069
ASSET RETIREMENT OBLIGATIONS	17,062	11,337
DEFERRED INCOME TAXES	42,508	17,516
RISK MANAGEMENT LIABILITIES	107,750	94,200
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS’ EQUITY:
Common Unitholders(2)	580,888	617,563
Subordinated Unitholders(3)	98,040	112,360
General Partner(4)	(3,749)	(3,155)
Total members’ equity	675,179	726,768
TOTAL	$1,873,086	$1,609,927

(1)	Net of allowable for bad debt of $11,093 and $1,046 as of September 30, 2008 and December 31, 2007, respectively.
(2)
50,824,031 and 50,699,647 units were issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.  These amounts do not include unvested restricted common units granted under the Partnership’s long-term incentive plan of 748,466 and 467,062 as of September 30, 2008 and December 31, 2007, respectively.

(3)	20,691,495 units were issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.
(4)	844,551 units were issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$421,346	$254,084	$1,230,134	$555,826
Gathering, compression, processing and treating fees	12,513	8,103	27,741	19,269
Mineral and royalty income	17,393	6,009	34,606	9,201
Commodity risk management gains (losses)	231,851	8,688	(97,769)	(26,209)
Other revenue	428	(20)	610	(20)
Total revenue	683,531	276,864	1,195,322	558,067
COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	316,788	196,839	946,177	451,840
Operations and maintenance	21,475	16,883	54,772	36,015
Taxes other than income	5,365	2,746	14,975	4,364
General and administrative	9,893	7,196	31,161	16,587
Other operating expense	3,920	220	10,134	1,931
Depreciation, depletion and amortization	28,597	25,105	80,799	50,883
Total costs and expenses	386,038	248,989	1,138,018	561,620
OPERATING INCOME (LOSS)	297,493	27,875	57,304	(3,553)
OTHER INCOME (EXPENSE):
Interest income	212	231	673	530
Other income	434	767	2,867	879
Interest expense, net	(7,498)	(10,633)	(23,576)	(27,031)
Interest rate risk management losses	(2,859)	(8,102)	(5,375)	(2,588)
Other expense	(205)	(415)	(652)	(1,545)
Total other expense	(9,916)	(18,152)	(26,063)	(29,755)
INCOME (LOSS) BEFORE INCOME TAXES	287,577	9,723	31,241	(33,308)
INCOME TAX (BENEFIT) PROVISION	(494)	352	(1,482)	772
NET INCOME (LOSS)	$288,071	$9,371	$32,723	$(34,080)
NET INCOME (LOSS) PER COMMON UNIT — BASIC AND DILUTED:
Basic:
Net Income (Loss)
Common units	$2.31	$0.25	$0.45	$(0.24)
Subordinated units	$2.31	$(0.09)	$0.45	$(1.22)
General partner units	$2.31	$(0.09)	$0.45	$(1.22)
Basic (units in thousands)
Common units	50,824	45,954	50,762	32,512
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845
Diluted:
Net Income (Loss)
Common units	$2.31	$0.25	$0.45	$(0.24)
Subordinated units	$2.31	$(0.09)	$0.45	$(1.22)
General partner units	$2.31	$(0.09)	$0.45	$(1.22)
Diluted (units in thousands)
Common units	50,868	46,021	50,900	32,539
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$32,723	$(34,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	80,799	50,883
Amortization of debt issuance costs	655	416
Reclassifying financing derivative settlements	15,462	(100)
Distribution from unconsolidated affiliates – return on investment	1,751	—
Equity in earnings of unconsolidated affiliates	(2,859)	—
Equity-based compensation expense	4,147	1,578
Other	(1,726)	(241)
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	634	(22,437)
Prepayments and other current assets	17	2,115
Risk management activities	30,592	25,102
Accounts payable	2,742	24,516
Due to affiliates	(559)	17,541
Accrued liabilities	(1,227)	11,018
Other assets and liabilities	420	287
Net cash provided by operating activities	163,571	76,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(81,289)	(403,170)
Additions to property, plant and equipment	(45,337)	(53,787)
Purchase of intangible assets	(1,438)	(1,128)
Investment in partnership	(3,416)	—
Other	—	22
Net cash used in investing activities	(131,480)	(458,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(145,069)	(18,054)
Proceeds from revolving credit facility	377,383	173,400
Proceeds (payments) on derivative contracts	(15,462)	100
Payment of debt issuance costs	(789)	—
Proceeds from equity issuance	—	331,500
Distributions to members and affiliates	(87,602)	(31,775)
Net cash provided by financing activities	128,461	455,171
NET CHANGE IN CASH AND CASH EQUIVALENTS	160,552	73,706
CASH AND CASH EQUIVALENTS — Beginning of period	68,552	10,851
CASH AND CASH EQUIVALENTS — End of period	$229,104	$84,557

SUPPLEMENTAL CASH FLOW DATA:
Interest paid — net of amounts capitalized	$26,028	$27,212
Investments in property, plant and equipment not paid	$5,534	$2,068
Acquisition of assets for equity	$—	$307,937

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
($ in thousands, except unit amounts)

	General Partner Units	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total

BALANCE —December 31, 2007	844,551	$(3,155)	50,699,647	$617,563	20,691,495	$112,360	$726,768
Net income	—	382	—	22,976	—	9,365	32,723
Distributions	—	(1,016)	—	(61,704)	—	(24,882)	(87,602)
Vesting of restricted units	—	—	124,384	---	—	—	—
Distribution to affiliates	—	—	—	(857)	—	—	(857)
Restricted unit expense	—	40	—	2,910	—	1,197	4,147
BALANCE —September 30, 2008	844,551	$(3,749)	50,824,031	$580,888	20,691,495	$98,040	$675,179

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

In May 2006, Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy” or the “Partnership”), a Delaware limited partnership and an indirect wholly-owned subsidiary of Eagle Rock Holdings, L.P. (“Holdings”), was formed for the purpose of completing a public offering of common units. Holdings is a portfolio company of Irving, Texas based private equity capital firm Natural Gas Partners. On October 24, 2006, Eagle Rock Energy Partners, L.P. offered and sold 12,500,000 common units in its initial public offering. In connection with the initial public offering, Eagle Rock Pipeline, L.P., which was the main operating subsidiary of Holdings, became a subsidiary of Eagle Rock Energy.

Basis of Presentation and Principles of Consolidation—The accompanying financial statements include assets, liabilities and the results of operations of the Partnership. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine-month periods ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Description of Business—The Partnership is a growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting of natural gas; fractionating and transporting natural gas liquids (“NGLs”); and marketing natural gas, condensate and NGLs, which collectively the Partnership calls its “Midstream” business, (ii) acquiring, developing and producing interests in oil and natural gas properties, which the Partnership calls its “Upstream” business; and (iii) acquiring and managing fee mineral and royalty interests, either through direct ownership or through investment in other partnerships in properties in multiple producing trends across the United States, which the Partnership calls its “Minerals” business.  See Note 13 for a further description of the Partnership’s three businesses and the six accounting segments in which it reports.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany accounts and transactions are eliminated in the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates are required for proved oil and natural gas reserves, which can affect the carrying value of oil and natural gas properties. The Partnership evaluates its estimates and assumptions on a regular basis.  The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and such differences could be material.

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

The Partnership acquired goodwill as part of its acquisition of Redman Energy Holdings, L.P., and Redman Energy Holdings II, L.P. on July 31, 2007. During the nine months ended September 30, 2008, goodwill increased by $0.4 million due to adjustments made to the Redman purchase price allocation. The Partnership will perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Partnership performed its annual goodwill impairment test in May 2008 and determined no impairment appeared evident.  The Partnership’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Since the date of the acquisition, no event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. If for any reason the fair value of the goodwill or that of any of the Partnership’s reporting units’ declines below the carrying value in the future, the Partnership may incur charges for the impairment.

Transportation and Exchange Imbalances—In the course of transporting natural gas and natural gas liquids for others, the Partnership’s midstream business may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which, if not subject to cash out provisions, are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods. Imbalance receivables are included in accounts receivable; imbalance payables are included in accounts payable on the condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the midstream business, as of September 30, 2008, the Partnership had imbalance receivables totaling $0.5 million and imbalance payables totaling $4.8 million, respectively. For the midstream business, as of December 31, 2007, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $2.7 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas and natural gas liquids sold.

Derivatives—Statement of Financial Accounting Statements (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Partnership uses financial instruments such as puts, swaps and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. Because the Partnership has not designated any of these derivatives as hedges, the Partnership recognizes these financial instruments on its consolidated balance sheets at the instrument’s fair value, and changes in fair value are reflected in the consolidated statements of operations. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the statements of cash flows. See Note 11 for a description of the Partnership’s risk management activities.

Reclassifications—Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications had no impact on total operating income (loss) or net income (loss).  Amounts recorded in "Other Income" within Revenue in the Partnerships Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 have been reclassified as "Natural gas, natural gas liquids, oil, condensate and sulfur sales" and as "Gathering, compression, processing and treating fees" for comparability to the 2008 presentation.  Amounts for "Realized interest rate risk management gains and (losses)" were presented in "Interest expense, net," in the Partnership’s Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007.  These amounts have been presented herein as "Interest rate risk management gains (losses)" for comparability to 2008 presentation.  Amounts recorded in "Interest income" in the Partnerships Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 have been reclassified as "Interest expense, net," for comparability to the 2008 presentation.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  The Partnership is currently evaluating the potential impact on its financial statements, if any, of adopting FSP FAS 157-2.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of APB No. 51 (“SFAS No. 160”). SFAS No.160 requires that accounting and reporting of minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Partnership has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and earnings-per-unit calculations would need to be adjusted retroactively.  The Partnership is currently evaluation the potential impact, if any, of the adoption of FSP EITF 03-6-1 on its financial statements.

NOTE 4.  ACQUISITIONS

2008 Acquisitions

    On April 30, 2008, the Partnership completed the acquisition of all of the outstanding capital stock of Stanolind Oil and Gas Corp. (“Stanolind”), for an aggregate purchase price of $81.8 million, subject to working capital and other purchase price adjustments (the “Stanolind Acquisition”). One or more Natural Gas Partners’ (“NGP”) private equity funds, which directly or indirectly owned a majority of the equity interests in Stanolind, is an affiliate of the Partnership and is the majority owner of the sole owner of Eagle Rock Energy G&P, LLC (the “Company”), which is the general partner of Eagle Rock Energy GP, L.P., which is the general partner of the Partnership.  The Partnership funded the transaction from borrowings under its existing credit facility as well as existing cash from operations.  Stanolind owned and operated oil and natural gas producing properties in the Permian Basin, primarily in Ward, Crane and Pecos Counties, Texas.

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

The Partnership commenced recording results of operations on May 1, 2008.  Pro forma income statement results for this acquisition would not have been materially different from the result presented by the Partnership within the condensed consolidated statement of operations.

Due to the potential conflict of interest between the interests of the Company and the public unitholders of Eagle Rock Energy, as a result of one or more NGP private equity funds directly or indirectly owning a majority of the equity interests in Eagle Rock Energy and Stanolind, the Board of Directors authorized the Company’s Conflicts Committee to review, evaluate, and, if determined appropriate, approve the Stanolind acquisition. The Conflicts Committee, consisting of independent Directors of the Company, determined that the Stanolind acquisition was fair and reasonable to Eagle Rock Energy and its public unitholders and recommended to the Board of Directors of the Company that the transaction be approved and authorized. In considering the fairness of the Stanolind acquisition, the Conflicts Committee considered the valuation of the assets and liabilities involved in the transaction and the cash flow of Stanolind. Based on the recommendation of management and the Conflicts Committee, the Board of Directors approved the transaction.

2007 Acquisitions

During the three months ended September 30, 2008, the Partnership finalized its purchase price allocations with respect to its acquisition of Escambia Asset Co., LLC and Escambia Operating Co., LLC (the “EAC Acquisition”) and its acquisition of Redman Energy Holdings, L.P. and Redman Energy Holdings II, L.P. (the “Redman Acquisition”).  With respect to the EAC Acquisition, during the three months ended September 30, 2008, the Partnership increased the amount assumed for the environmental liability by $2.6 million and finalized the acquired working capital balances, which resulted in an increase to plant and related assets of $3.0 million.  With respect to the Redman Acquisition, during the three months ended September 30, 2008, the Partnership finalized the acquired working capital balances which resulted in an increase to goodwill of $0.4 million.

NOTE 5.  FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS

    Fixed assets consisted of the following:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Land	$1,153	$1,153
Plant	196,647	181,689
Gathering and pipeline	552,221	541,247
Equipment and machinery	15,858	14,081
Vehicles and transportation equipment	3,949	3,657
Office equipment, furniture, and fixtures	1,022	1,023
Computer equipment	4,714	4,636
Corporate	126	126
Linefill	4,157	4,157
Proved properties	586,876	461,884
Unproved properties	73,621	66,023
Construction in progress	30,295	20,884
	1,470,639	1,300,560
Less: accumulated depreciation and amortization	(160,217)	(93,430)
Net fixed assets	$1,310,422	$1,207,130

Depreciation expense for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 was approximately $9.8 million, $31.8 million, $10.9 million and $26.9 million, respectively. Depletion expense for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 was approximately $14.1 million, $35.0 million, $9.4 million and $10.9 million, respectively.

The Partnership capitalizes interest costs on major projects during extended construction time periods. Such interest costs are allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. During the three and nine months ended September 30, 2008 and 2007, the Partnership capitalized interest costs of approximately $0.1 million, $0.5 million, $0.3 million and $0.8 million, respectively.

Asset Retirement Obligations—The Partnership recognizes asset retirement obligations for its oil and gas working interests in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the Partnership record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Partnership recognizes asset retirement obligations for its midstream assets in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarified that the term “conditional asset retirement obligation”, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within our control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

A reconciliation of our liability for asset retirement obligations is as follows (in thousands):

Asset retirement obligations—December 31, 2007	$11,337
Additional liability on newly constructed assets	204
Additional liability related to acquisitions	4,770
Accretion expense	751
Asset retirement obligations—September 30, 2008	$17,062

NOTE 6.  INTANGIBLE ASSETS

Intangible Assets—Intangible assets consist of right-of-ways and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $4.7 million, $14.0 million, $4.8 million and $13.1 million for the three and nine months ended September 30, 2008 and 2007, respectively. Estimated aggregate amortization expense for each of the five succeeding years is as follows: 2008—$18.0 million; 2009—$18.0 million; 2010—$17.1 million; 2011—$6.3 million; and 2012—$6.3 million. Intangible assets consisted of the following:

	September 30,	December 31,
	2008	2007
	($ in thousands)
Rights-of-way and easements—at cost	$81,507	$80,069
Less: accumulated amortization	(10,315)	(7,274)
Customer contracts	108,772	108,772
Less: accumulated amortization	(38,550)	(27,619)
Net intangible assets	$141,414	$153,948

The amortization period for our rights-of-way and easements is 20 years. The amortization period for contracts range from 5 to 20 years, and are approximately 8 years on a weighted average as of September 30, 2008.

NOTE 7.  LONG-TERM DEBT

During the three months ended September 30, 2008, the Partnership exercised $180 million of its $200 million accordion feature under its senior secured revolving credit facility (“Revolving Credit Facility”), which increased the total commitments from the Partnership’s lenders to $980 million.  In connection with exercising the accordion feature of its Revolving Credit Facility, the Partnership incurred debt issuance costs of $0.8 million.  As of September 30, 2008 and December 31, 2007, the Partnership had $799.4 million and $567.1 million outstanding, respectively, under its Revolving Credit Facility.  As of September 30, 2008, the Partnership was in compliance with the financial covenants under its Revolving Credit Facility and the unused capacity available to the Partnership under the Revolving Credit Facility was approximately $175 million (excluding the commitment from Lehman Brothers), based on the financial covenants.

NOTE 8.  MEMBERS’ EQUITY

At September 30, 2008, there were 50,824,031 common units (not including unvested restricted common units), 20,691,495 subordinated units (all owned by Holdings) and 844,551 general partner units outstanding. In addition, there were 748,466 unvested restricted common units outstanding at September 30, 2008.

Subordinated units represent limited liability interests in the Partnership, and holders of subordinated units exercise the rights and privileges available to unitholders under the limited liability partnership agreement. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.3625 per unit. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends.  The subordination period will end on the first day of any quarter beginning after September 30, 2009 in respect of which, among other things, the Partnership has earned and paid at least $1.45 (the minimum quarterly distribution on an annualized basis) on each outstanding limited partner unit and general partner unit for each of the three consecutive, non-overlapping four quarter periods immediately preceding such date.  Alternatively, the subordination period will end on the first business day after the Partnership earned and paid at least $0.5438 per quarter (150% of the minimum quarter distribution, which is $2.175 on an annualized basis) on each outstanding limited partner unit and general partner unit for any four consecutive quarters ending on or after September 30, 2007.  In addition, the subordination period will end upon the removal of the Partnership’s general partner other than for cause if the units held by the Partnership’s general partner and its affiliates are not voted in favor of such removal.

On February 6, 2008, the Partnership declared its fourth quarter 2007 cash distribution to all its unitholders (i.e. common, including unvested restricted units, general and subordinated) of record as of February 11, 2008. The distribution amount was $0.3925 per unit, or approximately $28.5 million. The distribution was paid on February 15, 2008.

On April 30, 2008, the Partnership declared a cash distribution of $0.40 per unit, or approximately $29.1 million, for the first quarter ended March 31, 2008. The distribution was paid May 15, 2008, for all unitholders of record as of May 9, 2008.

On July 29, 2008, the Partnership declared a cash distribution of $0.41 per unit, or approximately $30.0 million, for the second quarter ended June 30, 2008.  The distribution was paid on August 14, 2008, for all unitholders of record as of August 8, 2008.

On October 29, 2008, the Partnership declared a cash distribution of $0.41 per unit for the third quarter ended September 30, 2008.  The distribution will be paid on November 14, 2008, for all unitholders of record as of November 7, 2008.

NOTE 9.  RELATED PARTY TRANSACTIONS

On July 1, 2006, the Partnership entered into a month-to-month contract for the sale of natural gas with an affiliate of NGP, under which the Partnership sells a portion of its gas supply.  In July 2008, the company to which we sold our natural gas was sold by the affiliate of NGP and thus ceased being a related party.  For the period that such counterparty was an affiliate, the Partnership recorded revenues of $0.0 million, $16.0 million, $6.5 million and $20.4 million for the three and nine months ended September 30, 2008 and 2007, respectively, of which there was a receivable of $5.5 million outstanding at December 31, 2007, respectively.

In addition, during the three and nine months ended September 30, 2008 and September 30, 2007, the Partnership incurred $1.7 million, $4.7 million, $1.1 million and $4.0 million in expenses with related parties, of which there was an outstanding accounts payable balance of $0.5 million and $0.5 million as of September 30, 2008 and December 31, 2007.

Related to its investments in unconsolidated subsidiaries, during the three and nine months ended September 30, 2008 and 2007, the Partnership recorded income of $0.4 million and $2.9 million, respectively, of which there was no outstanding account receivable balance as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, Eagle Rock Energy G&P, LLC had $16.4 million and $17.0 million, respectively, of outstanding checks paid on behalf of the Partnership. This amount was recorded as Due to Affiliate on the Partnership’s balance sheet in current liabilities. As the checks are drawn against Eagle Rock Energy G&P, LLC’s cash accounts, the Partnership reimburses Eagle Rock Energy G&P, LLC.

During the three and nine months ended September 30, 2008, the Partnership incurred approximately $1.0 million and $1.6 million for services performed by Stanolind Field Services (“SFS”), which are assets controlled by NGP and certain individuals, including one employee of Eagle Rock Energy G&P, LLC.  As of September 30, 2008, the Partnership had a payable to SFS of $0.3 million.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Partnership adopted SFAS No. 157, as discussed in Note 3, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Partnership utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk inherent in the inputs to the valuation technique.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

As of September 30, 2008, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude oil, natural gas and natural gas liquids (“NGLs”), at fair value. The Partnership has classified the inputs to measure the fair value of its interest rate swap, crude oil derivatives and natural gas derivatives as Level 2.  Because the NGL market is considered to be less liquid beyond one year's time, the Partnership has classified the inputs related to its NGL derivatives that mature in less than one year as Level 2, but it has classified the inputs for the NGL derivatives that mature beyond one year as Level 3. The following table discloses the fair value of the Partnership’s derivative instruments as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$7,705	$—	$7,705
Natural gas derivatives	—	123	—	123
Total	$—	$7,828	$—	$7,828

Liabilities:
Crude oil derivatives	$—	$(125,478)	$—	$(125,478)
Natural gas derivatives	—	(931)	—	(931)
NGL derivatives	—	(15,241)	(14,223)	(29,464)
Interest rate derivatives	—	(12,700)	—	(12,700)
Total	$—	$(154,350)	$(14,223)	$(168,573)

As of September 30, 2008, risk management current assets in the Condensed Consolidated Balance Sheet include an investment premium of $5.5 million, net of amortization.

The following table sets forth a reconciliation of changes in the fair value of the Level 3 NGL derivatives during the three months ended September 30, 2008 (in thousands):

Net liability balances as of July 1, 2008	$36,856
Transfers from Level 3 to Level 2	(4,931)
Unrealized gains	(17,702)
Net liability balances as of September 30, 2008	$14,223

The following table sets forth a reconciliation of changes in the fair value of the Level 3 NGL derivatives during the nine months ended September 30, 2008 (in thousands):

Net liability balances as of January 1, 2008	$36,695
Transfers from Level 3 to Level 2	(15,661)
Unrealized gains	(6,811)
Net liability balances as of September 30, 2008	$14,223

The Partnership values its Level 3 NGL derivatives using forward curves, volatility curves, volatility skew parameters, interest rate curves and model parameters.

Realized and unrealized losses related to the interest rate derivatives are recorded as part of interest rate risk management gains and losses in the Condensed Consolidated Statements of Operations.  Realized and unrealized gains and losses and premium amortization related to the Partnership’s commodity derivatives are recorded as a component of revenue in the Condensed Consolidated Statements of Operations.  The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. As of September 30, 2008, the debt associated with the revolving credit agreement bore interest at floating rates. As such, carrying amounts of this debt instrument approximates fair value.

NOTE 11.  RISK MANAGEMENT ACTIVITIES

Interest Rate Derivative Instruments—To mitigate its interest rate risk, the Partnership entered into various interest rate swaps. These swaps convert a portion of the variable-rate interest obligations into a fixed-rate interest obligation. The purpose of entering into this swap is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments through the end of 2010.

Commodity Derivative Instruments—The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership’s control. In order to manage the risks associated with the future prices of crude oil, natural gas and NGLs, the Partnership engages in risk management activities that take the form of commodity derivative instruments. Currently these activities are governed by the general partner, which today prohibits speculative transactions and limits the type, maturity and notional amounts of derivative transactions. The Partnership has implemented a risk management policy which will allow management to execute crude oil, natural gas and NGL hedging instruments in order to reduce exposure to substantial adverse changes in the prices of these commodities. The Partnership continually monitors and ensures compliance with this risk management policy through senior level executives in our operations, finance and legal departments.

The Partnership’s derivative counterparties include BNP Paribas, Wachovia, Barclay’s, Royal Bank of Scotland, Bank of America, Wells Fargo, J Aron (an affiliate of Goldman Sachs), British Petroleum and Shell.

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

As a result of the Stanolind acquisition, the Partnership assumed the following derivative transactions (derivatives shown with a floor price only are puts; all other derivatives are costless collars):
				Price ($ per MMbtu or $ per Bbl)
Period	Commodity	Average Volumes per Month	Index	Average Floor	Average Ceiling
Jul-Dec 2008	Oil	10,000 Bbl	NYMEX WTI	$60.00
Jul-Dec 2008	Oil	11,500 Bbl	NYMEX WTI	$95.00	$105.20
Jan-Dec 2009	Oil	10,000 Bbl	NYMEX WTI	$93.00	$100.85
Jan-Dec 2010	Oil	9,000 Bbl	NYMEX WTI	$90.00	$99.80
Jul-Sept 2008	Gas	20,000 MMbtu	WEST TEXAS (WAHA)	$8.50	$9.55
Oct-Dec 2008	Gas	20,000 MMbtu	WEST TEXAS (WAHA)	$8.50	$9.45
Jan-Mar 2009	Gas	20,000 MMbtu	WEST TEXAS (WAHA)	$9.00	$9.85
Apr-Jun 2009	Gas	20,000 MMbtu	WEST TEXAS (WAHA)	$7.50	$7.95
Jul-Sept 2009	Gas	20,000 MMbtu	WEST TEXAS (WAHA)	$7.50	$8.60
Oct-Dec 200-	Gas	20,000 MMbtu	WEST TEXAS (WAHA)	$7.50	$8.90

The Partnership entered into the following derivative transactions associated with its Midstream business during the three months ended September 30, 2008.  For the crude oil puts that were acquired, the Partnership paid premiums totaling $3.3 million.  The natural gas collars were costless transactions that were entered into in order to reduce the Partnership’s exposure to potential natural gas increases.  The transactions offset previous derivative transactions, and were necessary because of change in the Partnership’s expected net natural gas position.

				Price ($ per MMbtu or $ per Bbl)
Period	Commodity	Average Volumes per Month	Index	Average Floor	Average Ceiling
Jan-Dec 2009	Oil	7,000 Bbl	NYMEX WTI	$90.00
Jan-Dec 2009	Oil	5,000 Bbl	NYMEX WTI	$100.00
Jan-Dec 2010	Oil	6,000 Bbl	NYMEX WTI	$90.00
Jan-Dec 2010	Oil	5,000 Bbl	NYMEX WTI	$100.00
Sep-Oct 2008	Gas	(103,000) MMbtu	NYMEX Henry Hub	$8.65	$10.62
Nov-Dec 2008	Gas	(103,000) MMbtu	NYMEX Henry Hub	$8.35	$13.75
Jan-Mar 2009	Gas	(92,700) MMbtu	NYMEX Henry Hub	$8.80	$13.75

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Litigation—The Partnership is subject to several lawsuits which arise from time to time in the ordinary course of business.   The Partnership's accruals were approximately $1.3 million and $1.5 million as of September 30, 2008 and December 31, 2007, respectively, related to these matters. The Partnership has been indemnified up to a certain dollar amount for certain of these lawsuits. For the indemnified lawsuits, the Partnership has not established any accruals. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification. These matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows of the Partnership.

Insurance—The Partnership carries insurance coverage which covers its assets and operations, which management believes is consistent with companies engaged in similar operations and assets. The Partnership's insurance coverage includes (1) commercial general liability insurance for liabilities arising to third parties for bodily injury, property damage and pollution resulting from Eagle Rock Energy field operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage, (4) property insurance covering the replacement value of real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense, (5) property and reservoir damage insurance for operated and non-operated wells in the upstream segment, and (6) corporate liability policies including director and officer coverage and employment practice liability coverage. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations and assets.

The Partnership also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other similarly situated energy companies.

Environmental—The operation and ownership of (a) midstream assets such as pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products and (b)

upstream assets such as operated and non-operated interests in oil and gas properties is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these assets, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of drilling oil and gas wells, planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership’s combined results of operations, financial position or cash flows. At September 30, 2008 and December 31, 2007, the Partnership had accrued, on an undiscounted basis, approximately $7.8 million and $2.4 million, respectively, for environmental matters.

TCEQ Matters—In June 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued a Notice of Enforcement  (“NOE”) to a subsidiary of the Partnership, TCEQ ID No.:  CF-0068-J (the “First NOE”) and a second NOE to a subsidiary of the Partnership, TCEQ ID No.:  CF-0070-W (the “Second NOE”).  Both the First NOE and the Second NOE were the result of findings made by the TCEQ’s Amarillo Region Office during routine investigations of our Cargray facilities in the Texas Panhandle.  During the three months ended September 30, 2008, the Partnership executed an Agreed Order resolving with the TCEQ the two Notice of Enforcement matters. The administrative penalties paid by the Partnership were, in the aggregate, less than $10,000, and the Partnership considers these matters concluded at this time.

In late September 2008, the TCEQ issued another Notice of Enforcement to a subsidiary of the Partnership, concerning the environmental compliance of the Partnership’s Red Deer Gas Plant (the “Site”), TCEQ ID No.: RH 0004-B (the “NOE”).  The allegations in the NOE are the result of findings made by the TCEQ’s Amarillo Region Office as a result of a routine inspection of the Site.  In response, the subsidiary of the Partnership is providing substantial documentation, some of which is corrective in nature, to the TCEQ and is contesting certain other allegations.  The TCEQ has great discretion to assess administrative penalties, in a range of $0 to $10,000 per day, and the allegations underpinning the NOE involve a time period that runs over one year.  The TCEQ has not yet made a final determination with respect to whether it will assess an administrative penalty (or the amount of such penalty, if assessed).

Retained Revenue Interest—Certain assets of the Partnership’s Upstream Segment are subject to retained revenue interests.  These interests were established under purchase and sale agreements that were executed by the Partnership’s predecessors in title.  The terms of these agreements entitle the owners of the retained revenue interests to a portion of the revenues received from the sale of the hydrocarbons above specified base oil and natural gas prices.  These retained revenue interests do not represent a real property interest in the hydrocarbons.  The Partnership’s reported revenues are reduced to account for the retained revenue interests on a monthly basis.

The retained revenue interests affect the Partnership’s interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama.  With respect to the Partnership’s Flomaton and Fanny Church fields, the Partnership is currently making payments in satisfaction of the retained revenue interests, and it expects these payments to continue through the end of 2009 and possibly 2010.   With respect to the Partnership’s Big Escambia Creek field, these payments are expected to begin in 2010 and continue through the end of 2019.

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of way and facilities locations, vehicles and other equipment. Rental expense, including leases with no continuing commitment, amounted to approximately $1.2 million, $3.7 million, $0.3 million and $0.5 million for the three and nine months ended September 30, 2008 and September 30, 2007, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13.  SEGMENTS

Based on the Partnership’s approach to managing its assets, the Partnership believes its operations consist of three geographic segments in its Midstream Business, one upstream segment that is its Upstream Business, one minerals segment that is its Minerals Business and one functional (corporate) segment:

(i)      Midstream—Texas Panhandle Segment:

gathering, processing, transportating and marketing of natural gas, condensate and NGLs in the Texas Panhandle;

(ii)	Midstream—South Texas Segment:

gathering, processing, transportating and marketing of natural gas in South Texas;

(iii)	Midstream—East Texas/Louisiana Segment:

        gathering, processing and marketing of natural gas, condensate, NGLs and related NGL transportation in East Texas and Louisiana;

(iv)	Upstream Segment:

crude oil, natural gas, condensate, and NGLs and sulfur production from operated and non-operated wells;

(v)	Minerals Segment:

fee minerals and royalties, lease bonus and rental income either through direct ownership or through investment in other partnerships; and

(vi)	Corporate Segment:

risk management and other corporate activities.

The Partnership’s chief operating decision-maker currently reviews its operations using these segments. The Partnership evaluates segment performance based on segment operating income or loss. Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

Midstream Segments Three Months Ended September 30, 2008	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Segments
($ in millions)
Sales to external customers	$182.3	$115.8	$80.8	$378.9
Cost of natural gas and natural gas liquids	138.4	112.4	66.0	316.8
Operating costs and other expenses	9.2	0.6	4.2	14.0
Depreciation, depletion, and amortization	11.0	0.9	3.0	14.9
Operating income	$23.7	$1.9	$7.6	$33.2
Capital Expenditures	$7.2	$0.2	$2.6	$10.0
Segment Assets	$580.6	$89.6	$250.9	$921.1

Three Months Ended September 30, 2008	Total Midstream Segments	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in millions)
Sales to external customers	$378.9	$55.4	$17.4	$231.8	(a)	$683.5
Cost of natural gas and natural gas liquids	316.8	—	—	—		316.8
Operating costs and other expenses	14.0	12.4	0.4	13.8		40.6
Depreciation, depletion, and amortization	14.9	11.2	2.3	0.2		28.6
Operating income	$33.2	$31.8	$14.7	$217.8		$297.5
Capital Expenditures	$10.0	$4.5	$—	$0.3		$14.8
Segment Assets	$921.1	$634.5	$149.4	$168.1		$1,873.1

Midstream Segments Three Months Ended September 30, 2007	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Segments
($ in millions)
Sales to external customers	$130.2	$64.3	$48.6	$243.1
Cost of natural gas and natural gas liquids	96.9	61.6	38.4	196.9
Operating costs and other expenses	9.6	0.4	3.6	13.6
Depreciation, depletion, and amortization	10.4	0.9	3.3	14.6
Operating income	$13.3	$1.4	$3.3	$18.0
Capital Expenditures	$7.2	$0.8	$5.7	$13.7
Segment Assets	$584.0	$62.3	$290.6	$936.9

Three Months Ended September 30, 2007	Total Midstream Segments	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in millions)
Sales to external customers	$243.1	$19.1	$6.0	$8.7	(a)	$276.9
Cost of natural gas and natural gas liquids	196.9	—	—	—		196.9
Operating costs and other expenses	13.6	5.8	0.2	7.4		27.0
Depreciation, depletion, and amortization	14.6	6.9	3.4	0.2		25.1
Operating income (loss)	$18.0	$6.4	$2.4	$1.1		$27.9
Capital Expenditures	$13.7	$—	$—	$—		$13.7
Segment Assets	$936.9	$470.9	$160.8	$94.2		$1,662.8
________________________________________
(a) Represents results of the Partnership’s commodity derivative activities.

Midstream Segments Nine months Ended September 30, 2008	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Segments
($ in millions)
Sales to external customers	$522.1	$346.9	$249.1	$1,118.1
Cost of natural gas and natural gas liquids	398.9	337.4	209.9	946.2
Operating costs and other expenses	25.6	1.8	11.6	39.0
Depreciation, depletion, and amortization	32.6	2.8	8.8	44.2
Operating income	$65.0	$4.9	$18.8	$88.7
Capital Expenditures	$20.6	$0.8	$8.7	$30.1
Segment Assets	$580.6	$89.6	$250.9	$921.1

Nine months Ended September 30, 2008	Total Midstream Segments	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in millions)
Sales to external customers	$1,118.1	$140.4	$34.6	$(97.8	)(a)	$1,195.3
Cost of natural gas and natural gas liquids	946.2	—	—	—		946.2
Operating costs and other expenses	39.0	29.4	1.4	41.3		111.1
Depreciation, depletion, and amortization	44.2	29.5	6.4	0.6		80.7
Operating income (loss)	$88.7	$81.5	26.8	$(139.7)		$57.3
Capital Expenditures	$30.1	$17.7	$—	$0.5		$48.3
Segment Assets	$921.1	$634.5	$149.4	$168.1		$1,873.1

Midstream Segments Nine months Ended September 30, 2007	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Segments
($ in millions)
Sales to external customers	$335.2	$115.1	$105.7	$556.0
Cost of natural gas and natural gas liquids	258.5	110.8	82.5	451.8
Operating costs and other expenses	25.6	0.7	7.8	34.1
Depreciation, depletion, and amortization	30.2	1.3	7.2	38.7
Operating income	$20.9	$2.3	$8.2	$31.4
Capital Expenditures	$29.7	$2.1	$24.1	$55.9
Segment Assets	$584.0	$62.3	$290.6	$936.9

Nine months Ended September 30, 2007	Total Midstream Segments	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in millions)
Sales to external customers	$556.0	$19.1	$9.2	$(26.2	)(a)	$558.1
Cost of natural gas and natural gas liquids	451.8	—	—	—		451.8
Operating costs and other expenses	34.1	5.8	0.5	18.5		58.9
Depreciation, depletion, and amortization	38.7	6.9	4.8	0.6		51.0
Operating income (loss)	$31.4	$6.4	$3.9	$(45.3)		$(3.6)
Capital Expenditures	$55.9	$—	$—	$0.5		$56.4
Segment Assets	$936.9	$470.9	$160.8	$94.2		$1,662.8
 _______________________________________
(a)	Represents results of the Partnership’s commodity derivative activities.

NOTE 14.  INCOME TAXES

Provision for Income Taxes – The Partnership’s provision for income taxes relates to (i) state taxes for the Partnership and (ii) federal taxes for Eagle Rock Energy Acquisition Co., Inc. (acquiring entity of certain entities acquired in the Redman acquisition) and Eagle Rock Energy Acquisition Co. II, Inc. (acquiring entity of certain entities acquired in the Stanolind acquisition) and their wholly-owned corporations, Eagle Rock Upstream Development Company, Inc. (successor entity to certain entities acquired in the Redman acquisition) and Eagle Rock Upstream Development Company II, Inc. (successor entity to certain entities acquired in the Stanolind acquisition), which are subject to federal income taxes (the “C Corporations”).

As a result of the taxable income from the underlying partnerships owned by the C Corporations described above, net operating losses of $0.2 million and $0.6 million were used during the three and nine months ended September 30, 2008, respectively, which resulted in a partial release of the valuation allowances established for net operating losses at December 31, 2007.

Effective Rate - The effective rate for the three and nine month periods ended September 30, 2008 was (0.2%) and (4.7%), respectively compared to 100% and 100% for the same periods in 2007.  The changes in effective tax rates are attributable to the provision amounts for the total of state and federal taxes being applied against book income for the three months and nine month periods of 2008 whereas they were applied against book losses for the same period in 2007 which resulted in a 100% effective tax rate for those periods.

Deferred taxes - As of September 30, 2008, the net deferred tax liability was $42.5 million compared to $17.5 million as of December 31, 2007 and is primarily attributable to book and tax basis differences of the entities subject to federal income taxes discussed above.  The increase during 2008 is mainly due to deferred tax liabilities related to federal income taxes of Eagle Rock Energy Acquisition Co. II, Inc. and Eagle Rock Upstream Development Company II, Inc. our wholly-owned corporations which are subject to federal income taxes.  Eagle Rock Upstream Development Company II, Inc. was formerly known as Stanolind Oil and Gas Corp. and was acquired in the form of a corporation as part of the Stanolind acquisition during the second quarter of 2008.  Temporary differences were created by the Stanolind acquisition.  These temporary differences result in a net deferred tax liability which will be reduced as allocation of depreciation and depletion in proportion to the assets contributed brings the book and tax basis closer together over time.  This deferred tax liability was recognized in conjunction with the purchase accounting for the Stanolind and Redman acquisitions.

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

NOTE 15.  EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner for Eagle Rock Energy Partners, L.P., approved a long-term incentive plan (“LTIP”), as amended, for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates covering an aggregate of 2,000,000 common units to be granted either as options, restricted units or phantom units.   The Partnership has historically only issued restricted units under the LTIP.  As to outstanding restricted units, distributions associated with the restricted units will be distributed directly to the awardees. No options or phantom units have been issued to date.

    A summary of the restricted common units’ activity for the nine months ended September 30, 2008, is provided below:

	Number of Restricted Units	Weighted Average Fair Value per Unit
Outstanding at December 31, 2007	467,062	$23.01
Granted	538,450	$16.54
Vested	(124,384)	$23.27
Forfeitures	(132,662)	$18.90
Outstanding at September 30, 2008	748,466	$19.04

The total grant date fair value of restricted units that vested during the nine months ended September 30, 2008 was $2.9 million.

For the three and nine months ended September 30, 2008 and September 30, 2007, non-cash compensation expense of approximately $1.4 million, $4.1 million, $0.8 million and $1.6 million respectively, was recorded related to the granted restricted units.

As of September 30, 2008, unrecognized compensation costs related to the outstanding restricted units under our LTIP totaled approximately $13.3 million. The remaining expense is to be recognized over a weighted average of 2.1 years.

NOTE 16.  EARNINGS PER UNIT

Basic earnings per unit are computed by dividing the net income (loss), by the weighted average number of units outstanding during a period. To determine net income (loss) allocated to each class of ownership (common, subordinated and general partner), the Partnership first allocates net income (loss), in accordance with the amount of distributions made for the quarter by each class, if any. The remaining net income (loss) is allocated to each class in proportion to the class’ weighted average number of units outstanding for a period, as compared to the weighted average number of units for all classes for the period.

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

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except for per unit amounts)

Net income (loss)	$288,071	$9,371	$32,723	$(34,080)
Less: Incentive Distribution Rights	(121,090)	—	—	—
Net income (loss) to be allocated	$166,981	$9,371	$32,723	$(34,080)

Net loss allocated to:
Common units	$117,284	$6,372	$22,976	$(20,448)
Subordinated units	$47,749	$2,905	$9,365	$(12,950)
General partner units	$1,948	$94	$382	$(682)

Basic weighted average unit outstanding during period:
Common units	50,824	45,954	50,762	32,512
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845
Basic Earnings Per Unit:
Common units	$2.31	$0.25	$0.45	$(0.24)
Subordinated units	$2.31	$(0.09)	$0.45	$(1.22)
General partner units	$2.31	$(0.09)	$0.45	$(1.22)

Diluted weighted average unit outstanding during period:
Common units	50,868	46,021	50,900	32,539
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845
Diluted Earnings Per Unit:
Common units	$2.31	$0.25	$0.45	$(0.24)
Subordinated units	$2.31	$(0.09)	$0.45	$(1.22)
General partner units	$2.31	$(0.09)	$0.45	$(1.22)

NOTE 17.  OTHER OPERATING EXPENSE

In July 2008, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The Partnership, through certain subsidiaries, has historically sold portions of its condensate production from its Texas Panhandle and East Texas midstream systems to SemGroup.  As a result of the bankruptcy filing, the Partnership recorded a $6.2 million bad debt charge in the second quarter of 2008, and the Partnership recorded an additional $3.9 million as a bad debt charge during the three months ended September 30, 2008.  The bad debt charges are included in “Other Operating Expense” in the consolidated statement of operations.  The Partnership stopped all sales to SemGroup as of August 1, 2008, and as a result, the Partnership does not anticipate recording any additional bad debt charges in future periods.  Other operating expenses for the nine months ended September 30, 2008 consisted of the aggregate $10.1 million bad debt charge for the Partnership’s aggregate outstanding SemGroup receivable, whereas the other operating expenses for the nine months ended September 30, 2007 consisted of an arbitration settlement of $1.4 million, a severance payout to a former executive of $0.3 million and liquidated damages related to the late registration of the Partnership’s common units for $0.2 million.

NOTE 18. HURRICANES IKE AND GUSTAV

    Hurricane Ike, which made landfall in Texas on September 13, 2008, caused no material damage to the Partnership’s offices, facilities or assets; however, the storm did cause temporary operational disruption to the Partnership's operations located in East Texas, North Louisiana and South Texas due to third party downstream infrastructure issues. Operations were either temporarily interrupted or curtailed during and immediately after the storm due to power disruptions suffered by third parties causing natural gas and natural gas liquids supply and market issues. All of the Partnership’s operations returned to pre-hurricane levels within ten days after the storm.  The Partnership’s assets were not impacted by Hurricane Gustav.

NOTE 19. SUBSEQUENT EVENTS

    On October 1, 2008, the Partnership completed the acquisition of 100% of the outstanding units of Millennium Midstream Partners, L.P. (“MMP”) for an aggregate purchase price of $225.9 million, comprised of approximately, $181.5 million in cash and 4,000,000 (recorded value of $44.4 million) common units, subject to post closing purchase price adjustments.  The cash portion of the consideration was funded through borrowings of $176.4 million under the Partnership’s Revolving Credit Facility made prior to September 30, 2008 and cash on hand.  MMP is in the natural gas gathering and processing business, with assets located in East, Central and West Texas and South Louisiana.  With respect to the South Louisiana assets acquired in the Millennium acquisition, the Yscloskey and North Terrebonne facilities were flooded with three to four feet of water as a result of the storm surges caused by Hurricanes Ike and/or Gustav.  The Partnership has filed claims for, and expects to receive payment on its business interruption insurance coverage related to Hurricane Ike and Gustav’s damage to these two facilities. The timing of collection of such insurance claims is unknown at this time.  The expected timing for the facilities to be brought back on line is currently late November 2008.  The former owners of MMP provided the Partnership idemnity coverage for Hurricanes Ike and Gustav to the extent losses are no covered by insurance, and there is an escrow of 2,036,364 common units and $0.6 million in cash available for the Partnership to recover against for this purpose.

    On October 31, 2008, the Partnership reset two existing crude oil swap transactions. The first swap was reset from $73.90 to $100 per barrel on 80,000 barrels per month for months of November and December, 2008. The second swap was reset from $80.25 to $100 per barrel on 50,000 barrels per month for calendar year 2009. The total cost of these reset swaps was $15.9 million.  The strike prices of these swaps were reset to stabilize overall cash flows for the months of November and December, 2008 and all of 2009 and to provide further assurance of the Partnership’s ability to maintain its current rate of distribution in the face of declining commodity prices and industry activity.

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

Overview

We are a growth-oriented publicly traded limited partnership engaged in the following three businesses:

•
Midstream Business—gathering, compressing, treating, processing and transporting of natural gas; fractionating and transporting of natural gas liquids (“NGLs”); and the marketing of natural gas, condensate and NGLs;

•	Upstream Business—acquiring, developing and producing oil and natural gas property interests; and

•	Minerals Business—acquiring and managing fee mineral and royalty interests, either through direct ownership or through investment in other partnerships.

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

We conduct, evaluate and report our Upstream Business as one segment. Our Upstream Segment includes operated wells in Escambia County, Alabama and two treating facilities, one natural gas processing plant and related gathering systems that are inextricably intertwined with ownership and operation of the wells. The Upstream Segment also includes operated and non-operated wells that are primarily located in Rains, Van Zandt, Henderson, Shelby, Panola, Ward, Crane, Pecos and Atascosa Counties, Texas.

We conduct, evaluate, and report our Minerals Business as one segment.  Our Minerals Segment consists of fee mineral, royalty and overriding royalty interests located in multiple producing trends in the United States.  A significant portion of the mineral interests that we own are managed by a non-affiliated private partnership (the “Minerals Manager”) that controls the executive rights associated with the minerals.  We acquired our interest in these minerals by participating as a co-investor when the Minerals Manager acquired its interest.  As part of that transaction, we also owned a minority interest in a partnership (“Ivory Acquisition Partners”) that owned an interest in the same minerals that we purchased and hold directly.  Ivory Acquisition Partners is controlled by the Minerals Manager, and it was specified at the time of the acquisition of these minerals that our interest in Ivory Acquisition Partners would revert to the Minerals Manager if certain payout hurdles were reached.  The hurdles have been reached and we no longer have an interest in Ivory Acquisition Partners.  The impact of this reversion on the financial statements is discussed under “Corporate Segment – Other Income and Expenses.”

We also own a minority interest in another non-affiliated partnership (“Ivory Working Interest Partners”) that is controlled by the Minerals Manager.  Ivory Working Interest Partners owns non-operating working interests in certain wells that are drilled on those minerals that are managed by the Minerals Manager.  Ivory Working Interest Partners owns these non-operated working interests by virtue of the terms of certain leases negotiated by the Minerals Manager.  We believe that Ivory Working Interest Partners will continue to participate in the drilling of new wells as a non-operating working interest owner.  In general, Ivory Working Interest Partners attempts to fund its activities from its internal cash flow; however, it has the right to retain cash derived from the payment of royalties, bonus and delay rentals related to the mineral interests that it manages to fund its activities of Ivory Working Interest Partners, to the extent necessary and approved by the partners.

Our final reporting segment is our Corporate Segment, in which we account for our commodity hedging activity and our general corporate costs.

We have an experienced management team dedicated to growing, operating and maximizing the profitability of our assets. Our management team is experienced in gathering and processing natural gas, operation of oil and natural gas properties and assets, and management of royalties and minerals.

Hurricanes Ike and Gustav

Hurricane Ike, which made landfall in Texas on September 13, 2008, caused no material damage to our offices, facilities or assets; however, the storm did cause temporary operational disruption to our operations located in East Texas, North Louisiana and South Texas due to third party downstream infrastructure issues. Operations were either temporarily interrupted or curtailed during and immediately after the storm due to power disruptions suffered by third parties causing natural gas and natural gas liquids supply and market issues. All of our operations returned to pre-hurricane levels within ten days after the storm.  Our assets were not impacted by Hurricane Gustav.

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

Stanolind Acquisition - On April 30, 2008, we completed the acquisition of all of the outstanding capital stock of Stanolind Oil and Gas Corp. (“Stanolind”), for an aggregate purchase price of $81.8 million, subject to working capital and other purchase price adjustments (the “Acquisition”).  One or more Natural Gas Partners private equity funds owned a majority of the equity interests in Stanolind.   We funded the transaction from existing cash from operations, as well as with borrowings under our existing secured revolving credit facility.  Stanolind operated crude oil and natural gas producing properties in the Permian Basin of West Texas, primarily in Ward, Crane and Pecos Counties.

Below is a summary of the important acquisition transactions we completed during the year ended December 31, 2007.

Montierra Acquisition - On April 30, 2007, we completed the acquisition (by direct acquisition or acquisition of certain entities) of certain fee minerals, royalties, working interest properties and certain investments in partnerships from Montierra Minerals & Production, L.P. and NGP-VII Income Co-Investment Opportunities, L.P. (the “Montierra Acquisition”).

Laser Acquisition - On May 3, 2007, we acquired all of the non-corporate interests of Laser Midstream Energy, LP and certain subsidiaries (the “Laser Acquisition”).

MacLondon Acquisition - On June 18, 2007, we completed the acquisition of certain fee mineral and royalties owned by MacLondon Energy, L.P.

EAC Acquisition - On July 31, 2007, we completed the acquisition of Escambia Asset Co., LLC and Escambia Operating Co., LLC (the “EAC Acquisition”).

Redman Acquisition - On July 31, 2007, we completed the acquisition of Redman Energy Holdings, L.P. and Redman Energy Holdings II, L.P. (Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. portfolio companies, respectively) and certain assets owned by NGP Income Co-Investment Opportunities Fund II, L.P. (a Natural Gas Partners affiliate) (the “Redman Acquisition”).

Prior to the above 2007 acquisitions, the Partnership was solely a midstream company.  The Montierra and MacLondon acquisitions provided the Partnership’s entry into the minerals business and the EAC and Redman acquisitions provided the Partnership’s entry into the upstream business.

Recent Acquisition

On October 1, 2008, we completed the acquisition of 100% of the outstanding units of Millennium Midstream Partners, L.P. (“MMP”), and thereby acquired control of its operating subsidiaries, for an aggregate purchase price of $225.9 million, comprised of approximately, $181.5 million in cash and 4,000,000 (recorded value of $44.4 million) common units, subject to post-closing purchase price adjustments.  The cash portion of the consideration was funded through borrowings of $176.4 million under our secured revolving credit facility made prior to September 30, 2008 and cash on hand.  MMP is in the natural gas gathering and processing business, with assets located in East, Central and West Texas and South Louisiana.  With respect to the South Louisiana assets acquired in the Millennium acquisition, the Yscloskey and North Terrebonne facilities were flooded with three to four feet of water as a result of the storm surges caused by Hurricanes Ike and/or Gustav..  We have filed claims for, and expect to receive payment on our business interruption insurance coverage related to Hurricane Ike and Gustav's damage to these two facilities. The timing of collection of such insurance claims is unknown at this time.  The expected timing for the facilities to be brought back on line is currently late November 2008.  The former owners of MMP provided us idemnity coverage for Hurricane Ike and Gustav, to the extent losses are not covered by insurance, and there is an escrow of 2,036,364 common units and $0.6 million of cash available for us to recover against for this purpose.

Recent Transactions

    On October 31, 2008, we reset two existing crude oil swap transactions. The first swap was reset from $73.90 to $100 per barrel on 80,000 barrels per month for the months of November and December,  2008. The second swap was reset from $80.25 to $100 per barrel on 50,000 barrels per month for calendar year 2009. The total cost of these reset swaps was $15.9 million.  The strike prices of these swaps were reset to stabilize overall cash flows for the balance the months of November and December,  2008 and all of 2009 and to provide further assurance of our ability to maintain our current rate of distribution in the face of declining commodity prices and industry activity.

Presentation of Financial Information

For a description of the presentation of our financial information in this report, please see Note 1 to the unaudited condensed consolidated financial statements.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. These measures include volumes, margin and operating expenses on a segment basis and Adjusted EBITDA (more fully described later under “Non-GAAP Financial Measures”) on a company-wide basis.

General Trends and Outlook

We expect our business to continue to be affected by the key trends as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. More significantly, recent events impacting the world’s economy and financial systems, including but not limited to, a generalized stagnation in the world’s banking system and access to credit markets, precipitous drops in the value of almost all asset classes including equity, bonds, real estate, and other investment vehicles, significant drops in commodity prices including the prices for crude oil, natural gas, NGL's, condensate and sulfur, among others, as well as the generalized expectation of a prolonged period of recession, will play an important role in the performance and growth perspectives for our business. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Summary of Consolidated Operating Results

    Below is a summary table of our consolidated operating results for the three and nine months ended September 30, 2008 and September 30, 2007, respectively.  Operating results for our individual operating segments are presented in tables in this Item 2.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Revenue:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$421,346	$254,084	$1,230,134	$555,826
Gathering compression, processing and treating fees	12,513	8,103	27,741	19,269
Minerals and royalty income	17,393	6,009	34,606	9,201
Realized commodity derivative gains (losses)	(24,105)	(177)	(64,388)	4,324
Unrealized commodity derivative gains (losses) ...	255,956	8,865	(33,381)	(30,533)
Other	428	(20)	610	(20)
Total revenue	683,531	276,864	1,195,322	558,067
Cost of natural gas and natural gas liquids	316,788	196,839	946,177	451,840
Expenses:
Operating and maintenance	21,475	16,883	54,772	36,015
Taxes other than income	5,365	2,746	14,975	4,364
General and administrative	9,893	7,196	31,161	16,587
Other operating expense	3,920	220	10,134	1,931
Depreciation, depletion, and amortization	28,597	25,105	80,799	50,883
Total costs and expenses	386,038	248,989	1,138,018	561,620
Operating income (loss)	297,493	27,875	57,304	(3,553)
Other income (expense):
Interest income	212	231	673	530
Other income	434	767	2,867	879
Interest expense, net	(7,498)	(10,633)	(23,576)	(27,031)
Unrealized interest rate derivatives losses	(501)	(8,429)	(472)	(3,555)
Realized interest rate derivative gains (losses)...	(2,358)	327	(4,903)	967
Other expense	(205)	(415)	(652)	(1,545)
Total other expense	(9,916)	(18,152)	(26,063)	(29,755)
Income (loss) before taxes	287,577	9,723	31,241	(33,308)
Income tax (benefit) provision	(494)	352	(1,482)	772
Net income/(loss)	$288,071	$9,371	$32,723	$(34,080)
Adjusted EBITDA(a)	$75,481	$45,155	$185,765	$81,407

(a)
See "Non-GAAP Financial Measures" and Reconciliation of 'Adjusted EBITDA' to net cash flows provided by operating activities and net income (loss)" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation to GAAP.

For the three months ended September 30, 2008, based on operating income of our non-Corporate segments, our midstream business comprised approximately 41.6% of our business (with the Texas Panhandle Segment accounting for 29.7% of our business, the South Texas Segment accounting for 2.4% of our business, and the East Texas/Louisiana Segment accounting for 9.5% of our business), our upstream business comprised approximately 40.0% of our business, and our minerals business comprised approximately 18.4% of our business. For the nine months ended September 30, 2008, based on operating income of our non-Corporate segments, our midstream business comprised approximately 45.0% of our business (with the Texas Panhandle Segment accounting for 33.0% of our business, the South Texas Segment accounting for 2.5% of our business, and the East Texas/Louisiana Segment accounting for 9.5% of our business), our upstream business comprised approximately 41.4% of our business, and our minerals business comprised approximately 13.6% of our business. We intend to acquire and construct additional assets in both our midstream and upstream businesses, and we intend to continue to seek attractive acquisitions for our minerals business.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands, except for price data)
Revenue:
Sales of natural gas, NGLs, oil and condensate	$179,608	$128,008	$514,450	$328,672
Gathering and treating services	2,671	2,234	7,664	6,536
Other	—	(20)	—	(20)
Total revenue	182,279	130,222	522,114	335,188
Cost of natural gas and natural gas liquids	138,428	96,872	398,828	258,577
Operating costs and expenses:
Operating	9,190	9,603	25,653	25,608
Depreciation and amortization	10,984	10,466	32,587	30,231
Total operating costs and expenses	20,174	20,069	58,240	55,839
Operating income	$23,677	$13,281	$65,046	$20,772
Capital Expenditures	$7,152	$7,158	$20,607	$29,731

Realized average prices:
Oil and condensate (per Bbl)	$106.43	$63.41	$105.03	$54.62
Natural gas (per Mcf)	$8.81	$5.45	$8.85	$6.02
NGLs (per Bbl)	$66.36	$53.34	$67.62	$48.72

Production volumes:
Gathering volumes (Mcf/d)(a)	159,254	164,544	154,190	147,523
NGLs and condensate (net equity gallons)	22,752,290	23,644,648	64,287,333	65,278,803
Natural gas short position (MMbtu/d)(a)	(4,150)	(6,330)	(5,458)	(7,389)

__________________

(a) Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenue and Cost of Natural Gas and Natural Gas Liquids. For the three and nine months ended September 30, 2008, the revenues minus cost of natural gas and natural gas liquids for our Texas Panhandle Segment operations totaled $43.9 million and $123.3 million compared to $33.4 and $76.6 million for the three and nine months ended September 30, 2007. There were two primary contributors to this increase: (i) higher NGL and condensate pricing, as compared to pricing in 2007, and (ii) a lower natural gas short position as compared to 2007.

The higher 2008 gathering volumes during the nine month period compared to 2007 was primarily due to a full nine months of Red Deer Plant operations in 2008 compared to only three months in 2007 and the colder than normal weather in that area along with the downtime to repair the Arrington plant during 2007, which reduced gathering volumes during the three and nine months ended September 30, 2007.  The lower gathering volumes during the three months ended September 30, 2008 compared to the same period in 2007 are primarily due to the continued decline of volumes on the West Panhandle system and reduced drilling activity during the first nine months of 2008 that was not sufficient to replace the West Panhandle System decline and the natural decline in the East Panhandle System.

The drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on the System. While our contract mix in the West Panhandle System provides us with a higher equity share of the production, the overall decline will continue, and we expect to recover smaller amounts of equity production in the future on the West Panhandle System. The East Panhandle System continues to experience drilling activity in the active Granite Wash drilling play located in Roberts and Hemphill Counties, Texas. The liquids content of the natural gas is lower in the East Panhandle System and our contract mix provides us with a smaller share of equity production as compared to the West Panhandle System. Due to this difference in contract mix and liquid content between our West and East Panhandle Systems, while we have grown aggregate volumes during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, our equity share of liquids production would have been less through the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Our current goal is to grow volumes aggressively in the East Panhandle System to offset the decline in volumes and our share of equity production in the West Panhandle System. The start-up of the Red Deer Plant in June 2007 provided an additional 20 MMcf/d of processing capacity in our East Panhandle System that was immediately utilized by our customers.  We expanded our Red Deer facility during the nine months ended September 30, 2008 to handle additional volumes of 3 MMcf/d, bringing total capacity to 23 MMcf/d.  We completed the consolidation of the Stinnett Plant to the Cargray Plant during the three months ending September 30, 2008, and we are in the process of relocating the cryogenic Stinnett Plant to replace the older technology Arringtion Plant which will result in additional processing capacity on the East Panhandle System and better NGL recovery from the processed natural gas.

Operating Expenses. Operating expenses, including taxes other than income, for three and nine months ended September 30, 2008 were $9.2 million and $25.7 million compared to $9.6 million and $25.6 million for the three and nine months ended September 30, 2007.  The three and nine months ended September 30, 2007 included additional maintenance costs for repairing the Arrington plant. The major items impacting the $0.1 million increase in operating expense for the nine months ended September 30, 2008 were a combination of the operations of the Red Deer Plant, which was brought on line in June 2007, and higher materials, supplies and labor costs.

Depreciation and Amortization. Depreciation and amortization expenses for three and nine months ended September 30, 2008 were $11.0 million and $32.6 million compared to $10.5 million and $30.2 million for the three and nine months ended September 30, 2007. The major items impacting the $0.5 million and $2.4 million increases was placing the Red Deer Plant into service and beginning the depreciation expense associated with the other capital expenditure projects put into service.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2008 were $7.2 million and $20.6 million as compared to $7.2 million and $29.7 million for the three and nine months ended September 30, 2007.   During the nine months ended September 30, 2008, of our capital spending in this segment, we spent $14.2 million on growth capital and $6.4 million on maintenance capital.  We classify capital expenditures as either maintenance capital which represents routine well connects and capitalized maintenance activities or as growth capital which represents organic growth projects. Our decrease of $9.1 million in capital spending for the nine month period of 2008 was driven by less growth capital due to expenditures in 2007 on the new Red Deer Plant, which was off set by capital expenditures related to our Stinnett – Cargray plant consolidation projects during 2008, which were completed in July 2008.

East Texas/Louisiana Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(b)	2008	2007(b)
	($ in thousands, except for price data)
Revenue:
Sales of natural gas, NGLs, oil and condensate	$71,861	$44,215	$231,996	$95,409
Gathering and treating services	8,908	4,352	17,056	10,284
Total revenue	80,769	48,567	249,052	105,693
Cost of natural gas and natural gas liquids	66,007	38,397	209,937	82,491
Operating costs and expenses:
Operating	4,194	3,619	11,511	7,778
Depreciation and amortization	2,989	3,281	8,846	7,213
Total operating costs and expenses	7,183	6,900	20,357	14,991
Operating income	$7,579	$3,270	$18,758	$8,211
Capital Expenditures	$2,591	$5,696	$8,686	$24,056

Realized average prices:
Oil and condensate (per Bbl)	$125.29	$75.48	$117.16	$66.46
Natural gas (per Mcf)	$9.69	$5.86	$10.37	$6.39
NGLs (per Bbl)	$57.54	$44.52	$56.28	$41.58

Production volumes:
Gathering volumes (Mcf/d) (a)	173,728	155,540	172,434	125,590
NGLs and condensate (net equity gallons)	6,768,037	4,742,723	18,696,086	12,573,603
Natural gas short position (MMbtu/d) (a)	747	1,116	885	1,485
_____________

(a) Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b) Includes operations related to the Laser Acquisition starting on May 3, 2007.

Revenue and Cost of Natural Gas and Natural Gas Liquids. For the three and nine months ended September 30, 2008, revenues minus cost of natural gas and natural gas liquids for our East Texas/Louisiana Segment totaled $14.7 million and $39.1 million, respectively, compared to $10.2 million and $23.2 million, respectively, for the three and nine months ended September 30, 2007.

We were positively impacted from higher NGL and condensate pricing during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. We were also positively impacted by an 11.7% growth in daily gathering volumes during the three months ended September 30, 2008, and a 37.3% growth in daily gathering volumes during the nine months ended September 30, 2008, compared to the comparable period in 2007. Increased volumes were due to both a full nine months of the Laser Acquisition during 2008 compared to only a five-month period in 2007 and continued successful drilling in the Austin Chalk play in Tyler and Jasper Counties, Texas. Excluding the Laser Acquisition, our gathering volumes increased by 31% during the three months ended September 30, 2008 compared to the comparable time period in 2007. The Tyler County Pipeline Extension completed in March 2007, connected the Tyler County Pipeline to our Brookeland gathering system providing an additional 50 MMcf/d of outlet capacity for the Tyler County Pipeline.  The production rates of wells drilled in the Austin Chalk play are characterized by high initial decline rates; therefore, operators must conduct active drilling programs if they are to maintain or grow their production in this play.  We have also constructed a new seven mile lateral from our Brookeland gathering system into an active Austin Chalk drilling area where we have a large dedicated acreage position under a life-of-lease contract with an active significant producer. Depending upon the continued success of the producer’s drilling activities on this acreage; this area may continue to provide added volume growth to the segment in the future.

The Laser Acquisition positively impacted the East Texas/Louisiana Segment by $4.5 million and $12.0 million during the three and nine months ended September 30, 2008, respectively, compared to $3.1 million and $5.3 million during the same time periods in the prior year.  The Laser Acquisition’s daily gathering volumes for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, the time period covering ownership of the Laser Acquisition, are down due to reduced drilling activity around the Belle Bower system.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2008 were $4.2 million and $11.5 million, respectively, compared to $3.6 million and $7.8 million for the three and nine months ended September 30, 2007, respectively. The major items impacting the $0.6 million and $3.7 million increases in operating expense for the three and nine months ended September 30, 2008 were (i) the additional four months that we have owned the assets in 2008 that were a part of the Laser Acquisition compared to the same time period in the prior year and (ii) incremental expenses for additional compression costs due to increased gathered volumes on the Tyler County Pipeline and Brookeland system, (iii) preparation costs for Hurricane Ike and Gustav and (iv) higher materials, supplies and labor costs.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2008 were $3.0 million and $8.8 million compared to $3.3 million and $7.2 million, respectively, for the three and nine months ended September 30, 2007. The major items impacting the increases were (i) the inclusion of one and four months of additional depreciation and amortization during the three and nine months ended September 30, 2008, as compared to the same period in 2007 due to the Laser acquisition occurring in May 2007, (ii) a full year and placing the Tyler County Pipeline Extension into service and beginning the depreciation expense associated with the capital expenditure.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2008 were $2.6 million and $8.7 million, respectively, compared to $5.7 million and $24.1 million, respectively, for the three and nine months ended September 30, 2007. During the nine months ended September 30, 2008 we spent $6.4 million on growth capital of our capital spending in this segment and $2.3 million on maintenance capital.  We classify capital expenditures as either maintenance capital which represents routine well connects and capitalized maintenance activities or as growth capital which represents organic growth projects. Our decrease in capital spending for the three month period of $3.1 was due to the construction of gathering lines to the significant producer discussed above, being completed, while the decrease in the nine month period of $15.4 million was due primarily to the construction and start-up of the Tyler County Pipeline Extension in March 2007.

South Texas Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(b)	2008	2007(b)
	($ in thousands, except for price data)
Revenue:
Sales of natural gas, NGLs, oil and condensate	$114,899	$62,792	$343,932	$112,676
Gathering and treating services	934	1,517	3,021	2,409
Other	—	—	2	—
Total revenue	115,833	64,309	346,955	115,085
Cost of natural gas and natural gas liquids	112,353	61,570	337,412	110,772
Operating costs and expenses:
Operating	635	394	1,862	688
Depreciation and amortization	939	910	2,812	1,289
Total operating costs and expenses	1,574	1,304	4,674	1,977
Operating income	$1,906	$1,435	$4,869	$2,336
Capital Expenditures	$201	$766	$780	$2,112

Realized average prices:
Oil and condensate (per Bbl)	$112.20	$71.76	$106.54	$69.88
Natural gas (per Mcf)	$9.42	$5.99	$9.58	$6.62
NGLs (per Bbl)	$83.16	$63.42	$77.70	$63.42

Production volumes:
Gathering volumes (Mcf/d) (a)	80,097	99,266	81,228	55,853
NGLs and condensate (net equity gallons)	571,615	162,876	1,399,183	162,876
Natural gas short position (MMbtu/d) (a)	500	500	500	167
___________

(a) Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b) Includes operations related to the Laser Acquisition starting on May 3, 2007.

Revenue and Cost of Natural Gas and Natural Gas Liquids. This segment is a recent area of operations for us as we entered this segment as a result of the Laser Acquisition, effective May 2007. During the three and nine months ended September 30, 2008 the South Texas Segment contributed  revenues minus cost of natural gas and natural gas liquids of  $3.5 million and $9.5 million, respectively, as compared to $2.7 million and $4.3 million for the three and nine months ended September 30, 2007.  The increase in revenues during the three months ended September 30, 2008, were due to increased commodity prices, but volumes were down due to the impact of Hurricane Ike and reduced drilling success by producers on the Raymondville system.  The increase in revenues during the nine months ended September 30, 2008 compared to the comparable period in 2007 was due to a full nine months of the Laser Acquisition as compared to only a five month period ending September 30, 2007.

There are two primary activities in this segment: (i) volumes of natural gas gathered on our own assets, which represents approximately 84% and 87% of revenues minus cost of natural gas and natural gas liquids for this segment for the three and nine months ended September 30, 2008 compared to 87% and 85% for the similar periods in 2007 and (ii) producer services, providing marketing and pipeline connection services to small independent producers and to third party pipeline systems, which accounted for approximately 16% and 13% of revenues minus cost of natural gas and natural gas liquids for the three and nine months ended September 30, 2008 as compared to 13% and 15% the same periods in 2007.

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

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2008 were $0.6 million and $1.9 million, respectively, as compared to $0.4 million and $0.7 million for the three and nine months ended September 30, 2007. Operating expenses are higher due to (i) a full nine months of the Laser Acquisition in 2008 as compared to only five months in 2007 and (ii) higher material and labor expenses when comparing the three months ended September 30, 2008 to the comparable period in 2007.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2008 were $0.9 million and $2.8 million, respectively, as compared to $0.9 and $1.3 million for the three and nine months ended September 30, 2007.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2008 were $0.2 million and $0.8 million, respectively, as compared to $0.8 and $2.1 million for the three and nine months ended September 30, 2007.  During the nine months ended September 30, 2008, of our capital spending in this segment, we spent $0.6 million on growth capital and $0.2 million on maintenance capital.

Upstream Segment

The Upstream Segment became a new line of business for the Partnership in 2007.  The initial assets were acquired on July 31, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(a)	2007	2008(a)	2007
	($ in thousands, except for price data)
Revenue:
Oil and condensate	$22,694	$9,588	$62,153	$9,588
Natural gas	11,168	4,375	27,725	4,375
NGLs	8,059	4,366	24,354	4,366
Sulfur	13,057	740	25,524	740
Other	428	—	608	—
Total revenue	55,406	19,069	140,364	19,069
Operating costs and expenses:
Operating	12,394	5,792	29,369	5,792
Depletion, depreciation and amortization	11,170	6,897	29,509	6,897
Total operating costs and expenses	23,564	12,689	58,878	12,689
Operating income	$31,842	$6,380	$81,486	$6,380
Capital Expenditures	$4,532	$—	$17,716	$—

Realized average prices:
Oil and condensate (per Bbl)	$98.36	$68.10	$100.79	$68.10
Natural gas (per Mcf)	$9.05	$6.57	$9.41	$6.57
NGLs (per Bbl)	$67.35	$49.49	$66.58	$49.49
Sulfur (per Long ton)	$505.78	$59.39	$355.63	$59.39

Production volumes:
Oil and condensate ( Bbl)	230,727	140,799	616,643	140,799
Natural gas (Mcf)	1,233,951	666,298	2,949,241	666,298
NGLs (Bbl)	119,664	88,228	365,761	88,228
Total (Mcfe)	3,336,297	2,040,460	8,843,665	2,040,460
Sulfur (Long ton)	25,816	12,459	71,772	12,459

__________

(a) Includes operations from the EAC Acquisition and Redman Acquisition beginning on August 1, 2007 and from the Stanolind Acquisition starting on May 1, 2008.

    Revenue. For the three and nine months ended September 30, 2008, the Upstream Segment contributed $55.4 million and $140.4 million of revenue, respectively,  which includes five months of operations related to the assets acquired in the Stanolind acquisition, as compared to $19.1 for both the three and nine month periods ending September 30, 2007.

During the three months ending September 30, 2008, production averaged 13.2 MMcfe/d, 2.5 MBO/d, 1.3 MB/d of NGL’s and 281 LT/d of sulfur.   The period included three months of production from the Stanolind acquisition properties which averaged 900 BOE/d.  Following the turnaround in the second quarter 2008, the Big Escambia Creek (“BEC”) treating plant operated continually during the third quarter of 2008.

During the nine month period ending September 30, 2008, revenues were negatively impacted by shut-in production at the Big Escambia Creek field associated with a 20 day planned turnaround of the BEC treating facility.  In addition during the nine month period, BEC experienced 31 days and 18 days of partial curtailment associated with sulfur recovery limitations and facility damage caused by a lightning strike, respectively.

Gas production from Flomaton and Fanny Church fields was restricted from sales for 25 days during the nine months ended September 30, 2008 associated with a third party’s gas quality issue at the point of sale.  Oil sales from both Flomaton and Fanny Church fields continued during this period of curtailment.

Historically, sulfur was viewed as a low value by-product in the production of oil and natural gas.  Currently, primarily due to an increase in demand in the global fertilizer market, the price per long ton peaked at over $600 at the Tampa, Florida market (before effects of net-backs); as compared to $40 per long ton as recently as the summer of 2007.  We believe that if our wells and facilities and certain third-party facilities are at full production we are capable of producing 8,000 to 9,000 long tons per month, net to us.  There is no guarantee that these high prices will remain in effect in the future.  As of September 30, 2008, our sulfur product is not hedged.  We have attempted to identify and negotiate a long term contract to lock in some of the price upside, but we have been unable to find a suitable counterparty to this exposure.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, totaled $12.4 million and $29.4 million for the Upstream Segment during the three and nine months ended September 30, 2008, as compared to $5.8 million for the three and nine month periods ending September 2007, respectively.  These operating expenses include five months of expenses related to the assets acquired in the Stanolind acquisition.  Excluding severance and ad valorem taxes, the most significant portion of operating expenses were associated with operating the BEC and Flomaton treating and processing facilities, including operating expenses related to the planned turnaround at the BEC treating facility during April 2008.  In addition, during the three months ended September 30, 2008, we recorded $1.4 million of expense that related to a prior period.  The remaining operating expenses are attributed to base lease operating expenses and well workovers.

Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense for the three and nine months ended September 30, 2008 was $11.2 million and $29.5 million, as compared to $6.9 million for the three and nine month periods ending September, 2007 respectively.  The increase for the three months ended September 30, 2008 compared to the comparable period in 2007 is due to an additional month in 2008 of depletion related to our acquisition of Escambia and Redman and the depletion expense related to the assets added through the Stanolind acquisition.

Capital Expenditures.  The Upstream Segment’s maintenance capital expenditures for the three and nine months ended September 30, 2008 total $4.5 million and $17.7 million, respectively.  Growth capital expenditures during the three and nine months ended September 30, 2008 totaled $3.7 million and $5.7 million, respectively and were associated with drilling projects acquired in the Stanolind acquisition.  The maintenance capital expenditures during the three and nine months ended September 30, 2008 were associated with the planned turnaround at the BEC treating facility, drilling, recompletions and workover activities.   In addition, certain capital facility projects were conducted in each of the asset areas.

Minerals Segment

The Minerals Segment became a new line of business for the Partnership during 2007.  The first assets were acquired in April 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(a)	2008	2007(a)
	($ in thousands, except for price data)
Revenue:
Oil and condensate	$4,390	$3,080	$12,489	$4,613
Natural gas	3,044	1,850	8,818	3,340
NGLs	413	527	1,059	625
Lease bonus, rentals and other	9,546	552	12,240	623
Total revenue	17,393	6,009	34,606	9,201
Operating costs and expenses:
Operating	427	221	1,352	513
Depletion	2,321	3,358	6,460	4,890
Total operating costs and expenses	2,748	3,579	7,812	5,403
Operating income	$14,645	$2,430	$26,794	$3,798

Realized average prices:
Oil and condensate (per Bbl)	$104.62	$64.84	$103.47	$64.14
Natural gas (per Mcf)	$9.36	$4.92	$8.99	$6.09
NGLs (per Bbl)	$59.16	$41.40	$60.92	$40.00

Production volumes:
Oil and condensate (Bbl)	42,004	47,498	120,744	71,908
Natural gas (Mcf)	336,060	376,389	991,534	548,600
NGLs (Bbl)	6,981	12,729	17,381	15,624
Total (Mcfe)	629,970	737,752	1,820,288	1,073,793
__________

(a) Includes operations from the Montierra Acquisition as of May 1, 2007 and from the MacLondon Acquisition as of July 1, 2007.

Revenue.  For the three and nine months ended September 30, 2008 our revenue was $17.4 million and $34.6 million, respectively, as compared to $6.0 million and $9.2 million for the three and nine months ended September 30, 2007.  The increase in revenue was due to increases in commodity prices and increases in production rates during the three and nine months ended September 30, 2008, which was the result of drilling, recompletion and workover operations conducted by the various operators of the properties.

Additionally, we received approximately $9.5 million and $12.2 million in bonus and delay rental payments during the three and nine months ended September 30, 2008, respectively. Substantially all of this was derived from our ownership in the minerals. The majority of this bonus revenue ($8.5 million) was derived from new leases executed during the third quarter on our behalf by the Minerals Manager in the emerging Haynesville shale play.  As a result of these leases, we now have the opportunity to receive future royalty revenues from wells drilled on approximately 75,000 gross acres in Desoto and Sabine Parishes, Louisiana and San Augustine and Sabine Counties, Texas.  In addition, we made a capital contribution to Ivory Working Interest Partners who then used the funds (along with other funds contributed by the remaining partners) to purchase a working interest position in approximately 60,000 gross acres in the Haynesville shale play.  We also own a mineral interest in approximately 32,000 of these acres.

The amount of revenue we receive from bonus and rental payments varies significantly from month to month; therefore, we do not believe a meaningful set of conclusions can be drawn by observing changes in leasing activity over small time periods. Commodity prices may affect the amount of leasing that will occur on the minerals in future periods, and it is impossible to predict the timing or amount of future bonus payments.  We do expect to receive some level of bonus payments in the future, however.

Operating Expenses. Operating expenses of $0.4 million and $1.4 million, respectively, for the three and nine months ended September 30, 2008 as compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2007 are predominately production and ad valorem taxes. These taxes are levied by various state and local taxing entities.

Depletion. Under the successful efforts method of accounting, we calculate depletion using the units of production method. In the case of our Minerals Segment, we only claim proved producing reserves because, as a mineral interest owner, we lack sufficient engineering and geological data to estimate the proved undeveloped and non-producing reserve quantities, and because we cannot control the occurrence or the timing of the activities that would cause such reserves to become productive. Since our units of production depletion and amortization rate are a function of our proved reserves, we experience a higher depletion and amortization rate than we would if we claimed undeveloped or non-producing reserves. Our depletion during the three and nine months ended September 30, 2008 was $2.3 million and $6.5 million, respectively, as compared to $3.4 million and $4.9 million for the three and nine months ended September 30, 2007.

One of the distinctive characteristics of our large, diversified mineral position is that operators are continually conducting exploration and development drilling, recompletion, and workover operations on our interests. We do not pay for these operations, but we do receive a share of the production they generate. This mode of operation has resulted in relatively constant production rates from our mineral interests in the past, and we expect that this will continue. We refer to this phenomenon as “regeneration”. The new sources of production that we expect to materialize due to regeneration will also be the source of future extensions and discoveries, and positive revisions to our reserve estimates, which may effect out future depletion rates.  During the three and nine months ended September 30, 2008, as a result of the regeneration phenomenon we received an initial royalty payment for 83 and 234 new wells, respectively.

Corporate Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Revenue:
Unrealized commodity derivative gains (losses)	$255,956	$8,865	$(33,381)	$(30,533)
Realized commodity derivative gains (losses)	(24,105)	(177)	(64,388)	4,324
Total revenue	231,851	8,688	(97,769)	(26,209)
General and administrative	9,893	7,196	31,161	16,587
Other operating expense	3,920	220	10,134	1,931
Depreciation and amortization	194	193	585	564
Total costs and expenses	14,007	7,609	41,880	19,082
Operating gains (losses)	217,844	1,079	(139,649)	(45,291)
Other income (expense):
Interest income	212	231	673	530
Other income	434	767	2,867	879
Interest expense, net	(7,498)	(10,633)	(23,576)	(27,031)
Unrealized interest rate derivatives gains (losses)	(501)	(8,429)	(472)	(3,555)
Realized interest rate derivatives gains (losses)	(2,358)	327	(4,903)	967
Other expense	(205)	(415)	(652)	(1,545)
Total other expense	(9,916)	(18,152)	(26,063)	(29,755)
Income (Loss) before taxes	207,928	(17,073)	(165,712)	(75,046)
Income tax (benefit) provision	(494)	352	(1,428)	772
Segment income (loss)	$208,422	$(17,425)	$(164,284)	$(75,818)

Revenue. As a master limited partnership, we distribute available cash (as defined in our partnership agreement) every quarter to our unitholders. The volatility inherent in commodity prices generates uncertainty in future levels of available cash. We enter into derivative transactions to reduce our exposure to commodity price risk and reduce the uncertainty of future cash flows.

Our Corporate Segment’s revenue, which solely includes our commodity derivatives activity, increased to again of $231.9 million and decreased to a loss of $97.8 million for the three and nine months ended September 30, 2008, respectively, from a gain of $8.7 million and a loss of $26.2 million for the three and nine months ended September 30, 2007, respectively. As a result of our commodity hedging activities, revenues include total realized losses of $24.1 million and $64.4 million on risk management activity that was settled during the three and nine months ended September 30, 2008, respectively, and unrealized mark-to-market gains of $256.0 million and losses of $33.4 million for the three and nine months ended September 30, 2008, respectively, as compared to realized losses of $0.2 million and  gains of $4.3 million for the three and nine months ended September 30, 2007, respectively.  In addition, we recorded amortization of put premiums of $2.3 million and $6.8 million during the three and nine months ended September 30, 2008, respectively, as compared to $2.0 million and $6.2 million for the three and nine months ended September 30, 2007, respectively.

As the forward price curves for our hedged commodities shift in relation to the caps, floors, and swap strike prices, the fair value of such instruments changes.  The unrealized, non-cash, mark-to-market results during the three and nine months ended September 30, 2008 reflects forward curve price movements during the three and nine month periods for commodities underlying the derivative instruments. The unrealized mark-to-market results for the nine months ended September 30, 2008 and 2007 had no impact on cash activities for those periods and, as such, are excluded from our calculation of Adjusted EBITDA.

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

General and Administrative Expenses. General and administrative expenses were $9.9 million and $31.2 million for the three and nine months ended September 30, 2008, respectively, as compared to $7.2 million and $16.6 million for the three and nine months ended September 30, 2007, respectively. This growth in general and administrative expenses was mostly driven by an increase in the number of employees in our corporate office as a result of our 2007 acquisitions; our expansion into the minerals and upstream businesses related to the Montierra, Redman, EAC and Stanolind acquisitions; and to recruiting efforts in accounting, engineering, land and operations. As a result of the acquisitions and recruiting efforts, corporate-office payroll expenses increased by $2.7 million and $9.6 million for the three and nine months ended September 30, 2008, respectively.  In addition, other professional fees, including our public partnership expenses related to audit, tax, Sarbanes-Oxley compliance and other contract labor increased by $0.2 million and $3.3 million for the three and nine months ended September 30, 2008, respectively.  We also experienced lower other miscellaneous general and administrative expenses of $0.2 million for the three months ended September 30, 2008 and increased miscellaneous general and administrative expenses of $1.7 million for the nine months ended September 30, 2008.  At the present time, we do not allocate our general and administrative expenses to our operational segments. The Corporate Segment bears the entire amount.

    Other Operating Expenses.  In July 2008, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We historically sold portions of our condensate production from our Texas Panhandle and East Texas midstream systems to SemGroup.  As a result of the bankruptcy we recorded a $6.2 million bad debt charge in the second quarter which is included in “Other Operating Expense” in the consolidated statement of operations.  During July 2008, we sold pre-bankruptcy, and continued to sell, post-bankruptcy, condensate to SemGroup, for which we recorded an additional bad debt charge of $3.9 million during the three months ended September 30, 2008.   Although we sought payment of our $10.1 million receivable for condensate sales as a critical supplier to SemGroup under its Supplier Protection Program (“SPP”), we were not successful in being recognized as a critical provider by SemGroup and thus were not admitted to the SPP.  As of August 1, 2008, we ceased all deliveries/sales of condensate to SemGroup.

    For the three and nine months ended September 30, 2007, other operating expenses included a settlement of arbitration of $1.4 million, severance to a former executive of $0.3 million and $0.2 million for liquidated damages related to the late registration of our common units.

Total other expense.  Total other expense, which includes both realized and unrealized gains and losses from our interest rate swaps, decreased to expense of $9.9 million and $26.1 million for the three and nine months ended September 30, 2008, respectively, as compared to expense of $18.2 million and $29.8 million for the three and nine months ended September 30, 2007, respectively.  During the three and nine months ended September 30, 2008, we incurred realized losses from our interest rate swaps of $2.4 million and $4.9 million, respectively, as compared to realized gains of $0.3 million and $1.0 million during the three and nine months ended September 30, 2007, respectively.

We also incurred unrealized mark-to-market losses of $0.5 million and $0.5 million during the three and nine months ended September 30, 2008, respectively, as compared to unrealized mark-to-market losses of $8.4 million and $3.6 million for the same periods in 2007.  These unrealized mark-to-market losses did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense, net, decreased to $7.5 million and $23.6 million for the three and nine months ended September 30, 2008, respectively, as compared to $10.6 million and $27.0 million during the same period in the prior year, respectively.  The decrease in interest expense, net, is due to the decrease in interest rates from September 30, 2007 to September 30, 2008 as well as lower interest rate margin under the new senior revolving credit facility, partially offset by higher debt balances.

In addition, other income includes our equity in earnings of the partnerships described in the Overview.  During the three and nine months ended September 30, 2008, we recorded income of $2.5 million and $5.0 million, respectively.  These income amounts were offset by a loss on the sale of investments of $2.1 million in one of these partnerships.  As discussed in the Overview, once certain payout hurdles had been reached, our interest would revert to the Mineral Manager.  During the three and nine months ended September 30, 2007, we recorded income of $0.8 million and $0.9 million, respectively, related to the equity in earnings of the partnerships.

Income Tax (Benefit) Provision. Income tax benefit recorded during the three and nine months ended September 30, 2008 reflects the Texas Margin Tax recorded during the current year offset by the reduction of the deferred tax liability created by the book/tax differences as a result of the federal income taxes associated with the Redman and Stanolind acquisitions (See Note 14 for additional detail).

Adjusted EBITDA.

Adjusted EBITDA, as defined under “Non-GAAP Financial Measures”, increased by $30.3 million and $104.4 million from $45.2 million and $81.4 million for the three and nine months ended September 30, 2007, respectively, to $75.5 million and $185.8 million for the three and nine months ended September 30, 2008, respectively.

As described above, revenues minus cost of natural gas and natural gas liquids for the Midstream Segment (including the Texas Panhandle, East Texas / Louisiana and the South Texas Segment) grew by $15.8 million and $67.8 million during the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods in 2007. The acquisitions which led to our entry into our Upstream and Mineral Segments contributed an additional $47.7 million and $146.7 million to revenues during the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods in 2007. Our Corporate Segment’s realized commodity derivatives loss decreased by $23.9 million and $68.7 million during the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods in 2007. This resulted in $39.6 million and $145.8 million of total incremental revenues minus cost of natural gas and natural gas liquids during the three and nine months ended September 30, 2008, respectively, as compared to the comparable periods in 2007.  The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives not included in the calculation of Adjusted EBITDA.

Operating expenses (including taxes other than income), were $14.0 million and $39.0 million for the three and nine months ended September 30, 2008, respectively, for our Midstream Segment as compared to $13.6 million and $34.1 million to the three and nine months ended September 30, 2007, respectively, while the acquisitions which created the Upstream and Minerals Segments contributed additional Operating Expenses (including taxes other than income) of $6.8 million and $24.4 million, respectively, as compared to the comparable periods in 2007.

    General and administrative expense, excluding the impact of non-cash compensation charges related to our long-term incentive program (“LTIP”) and captured within our Corporate Segment, increased during the three and nine month period ending September 30, 2008 by $2.1 million and $12.0 million, respectively, as compared to the respective periods ended September 30, 2007.

    As a result, revenues (excluding the impact of unrealized commodity derivative activity) minus cost of natural gas and natural gas liquids for the three and nine month period ending September 30, 2008, as compared to the same periods in 2007 increased by $39.6 million and $145.8 million, respectively, operating expenses increased by $7.2 million and $18.8 million, respectively, and general and administrative expenses increased by $2.1 million and $12.0 million, respectively.  The increases in revenues minus the cost of natural gas and natural gas liquids, offset by increases in operating costs and general administrative expenses resulted in an increase to Adjuisted EBITDA during the three and nine months ended September 30, 2008, as compared to the same periods in 2007.

Liquidity and Capital Resources.

Historically, our sources of liquidity have included cash generated from operations, equity issuances and borrowings under our existing credit facilities.  We believe that the cash generated from operations and borrowings under our existing credit facility will continue to be sufficient to meet our minimum quarterly distribution (as defined in our Partnership documents) and our requirements for short-term working capital and capital expenditures for at least the next twelve months.

In the event that we acquire additional assets that exceed our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities and, if necessary, new equity issuances. The ratio of debt and equity issued will be determined by our management and our board of directors.

Working Capital. Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2008, working capital was $143.6 million as compared to a $15.1 million balance as of December 31, 2007.

The net increase in working capital of $128.5 million from December 31, 2007 to September 30, 2008, resulted primarily from the following factors:

•
risk management net working capital deficit balance increased by a net $22.5 million, primarily, as a result of increases in commodity prices since December 31, 2007, which caused increases in the unrealized losses associated with our derivative instruments;

•
cash and cash equivalents, net of due to affiliates, increased overall by $161.1 million due to the results of operations, timing of expenditure payments, and a draw of $176.4 million under our secured revolving credit facility on September 29, 2008 in anticipation of the closing of the MMP acquisition on October 1, 2008;

•	trade accounts receivable increased by $2.5 million; and

•	accounts payable and accrued liabilities increased by $10.7 million from December 31, 2007 primarily as a result of operating activities and timing of payments, including capital expenditures.

Derivative Financial Exposure.  At September 30, 2008, the fair value of our financial derivatives was a net liability of $160.7 million.  Substantially all of our counterparties to these derivatives are participants in our revolving credit facility, and their outstanding debt commitments and derivative exposure are collateralized pursuant to our credit facility.  The Partnership has crude oil put options with two counterparties that are not in our revolving credit facility; however, due to the nature of the put options we have no “margin call” exposure on these instruments.  Accordingly, as long as our derivative counterparties remain as lenders in our credit facility, we do not have exposure to potential “margin calls” on our derivative instruments.  To the extent we are in an asset position, we do not have rights to collateral from our counterparties, nor do we have rights of offset against the borrowings under our revolving credit facility.

Cash Flows Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Cash Flow from Operating Activities. Cash flows provided by operating activities increased by $87.0 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of the contribution from acquired assets and growth projects, as well as higher commodity prices.

Cash Flows From Investing Activities. Cash flows used in investing activities for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, decreased by $326.6 million. The investing activities for the current period reflect the Stanolind acquisition of $81.3 million compared to the Laser,  Montierra, Escambia and Redman acquisitions in the prior year totaling $403.2 million and a lower 2008 capital expenditure level of $46.8 million versus $54.9 million for 2007.

Cash Flows From Financing Activities. Cash flows used in financing activities during the nine months ended September 30, 2008, decreased by $326.7 million, from the cash flows provided by financing activities of $455.2 million for the nine months ended September 30, 2007. Key differences between periods include proceeds of $331.5 from private placement of our units in 2007 offset by increased net borrowings under our revolving credit facility of
$77.0 million.  Distributions to unitholders represented a cash outflow of $87.6 milliion during the nine months ended September 30, 2008, as compared to $31.8 million during the nine months ended September 30, 2007.

    Revolving Credit Facility

On December 13, 2007, we entered into a credit agreement with Wachovia Bank, National Association, as administrative agent and swing line lender, Bank of America, N.A., as syndication agent; HSH Nordbank AG, New York Branch; the Royal Bank of Scotland, plc; and BNP Paribas, as co-documentation agents, and the other lenders who are parties to the agreement with aggregate commitments of up to $800 million.  During the three months ended September 30, 2008, we exercised $180 million of our $200 million accordion feature under the credit facility, which increased the total commitment to $980 million.  In connection with exercising the accordion feature of our credit facility, we incurred debt issuance costs of $0.8 million.  We exercised the accordion feature to provide for adequate funding associated with our growth strategy.  As of September 30, 2008, unused capacity available to us under the new credit agreement, based on financial covenants, is approximately $175 million.  Pursuant to the credit facility we may, at our request and subject to the terms and conditions of the credit facility, increase our commitments up to $1 billion. The credit agreement is scheduled to mature on December 13, 2012.

    Given the current state of the banking industry worldwide, we have endeavored to diversify our lender group as much as possible. As such, after the upsizing of our credit facility as described above, our credit facility now counts with the participation of 21 financial institutions. As of today, all of our banks’ commitments, with the exception of Lehman Brothers’ commitment, remain in place and have funded in response to our borrowing notices.  A Lehman Brothers subsidiary has an approximately 2.6% participation in the Partnership’s credit facility.  We believe that based on the expected positive effects of the passing of the Emergency Economic Stabilization Act of 2008, and similar initiatives around the world, credit will continue to be available.

    Capital Requirements.

As we expand our businesses through acquisitions and organic projects, our need for capital will increase. We anticipate that as long as the current volatility in the world’s capital markets continues we will have relatively limited access to capital to grow, our businesses aside from our existing availability under our revolving credit facility.  Once stability returns and capital markets begin to function properly, we anticipate that we will again have sufficient access to capital to grow.

    As an operator of upstream assets and as a working interest owner, our capital requirements have increased to maintain those properties and to replace depleting resources. We anticipate that we will meet these requirements through cash generated from operations, and draws from our revolving credit facility; however, we cannot provide assurances that we will be able to obtain additional capital from equity or debt issuances under terms acceptable to us.

Our original 2008 capital budget anticipated that we would spend approximately $48.3 million on our existing assets, of which $24.9 million was for growth and $23.4 million was for maintenance.  This budget includes capital expenditures for growth, maintenance and well connect projects in both our Midstream and Upstream segments.  After updating our view of the remainder of 2008 (which includes expenditures on the recent Stanolind and Millennium acquisitions) and the actual capital expenditures incurred during the nine months of 2008, we expect to spend a total of approximately $65.9 million for 2008 (excludes all acquisition purchase prices), of which $38.0 million will be fogrowth and $27.9 million for maintenance.  We intend to finance our maintenance capital expenditures (including well connect costs) with internally-generated cash flow and our growth capital expenditures utilizing our revolving credit facility, which currently has approximately $175 million in available funds.

The energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. We categorize our capital expenditures as either:

•
growth capital expenditures, which are made to acquire new assets; to expand and upgrade existing systems and facilities; or to construct or acquire similar systems or facilities, or grow our production in our upstream business; or

•
maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to meet regulatory requirements, to maintain the existing operating capacity of our assets and extend their useful lives, or to connect wells to maintain existing system volumes and related cash flows.  In our upstream business, maintenance capital is defined as capital which is expended to maintain our production constant.

    Since our inception in 2002, we have made substantial growth capital expenditures. We anticipate we will continue to identify and fund growth capital expenditures from our revolving credit facility.  We will evaluate future growth and acquisition projects, subject to capital markets regaining stability.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.

We continually review opportunities for both organic growth projects and acquisitions which would enhance our financial performance. Because we will distribute most of our available cash to our unitholders, we will depend on borrowings under our revolving credit facility and once capital markets regain stability, the issuance of debt and equity securities to finance any future growth capital expenditures or acquisitions.

 Off-Balance Sheet Obligations.

We have no off-balance sheet transactions or obligations.

 Debt Covenants.

At September 30, 2008, we were in compliance with the covenants of our credit facilities.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  We are currently evaluating the potential impact on our financial statements, if any, of adopting FSP FAS 157-2.

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

We define Adjusted EBITDA as net income (loss) plus (minus) income tax provision (benefit), interest-net (including realized interest rate risk management instruments and other expense), depreciation, depletion, and amortization expense, other operating expense (non-recurring), other non-cash operating and general and administrative expenses (including non-cash compensation related to our equity-based compensation program), unrealized (gains) losses on commodity and interest rate risk management instrument and other (income). Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash charge which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provide users of our financial statements a more accurate picture of our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations.

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

Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)

Net cash flows provided by operating activities	$40,927	$48,479	$163,571	$76,598
Add (deduct):
Depreciation, depletion and amortization	(28,597)	(25,104)	(80,799)	(50,883)
Amortization of debt issuance costs	(219)	456	(655)	(416)
Risk management portfolio value changes	258,716	9,422	(30,592)	(25,102)
Net realized (loss) gain on financing derivative settlements	(5,925)	—	(15,462)	100
Other	(1,344)	(1,400)	(1,313)	(1,337)
Accounts receivables and other current assets	(49,584)	(4,398)	(651)	20,322
Accounts payable, due to affiliates and accrued liabilities	74,741	(18,535)	(956)	(53,075)
Other assets and liabilities	(644)	451	(420)	(287)
Net income (loss)	288,071	9,371	32,723	(34,080)
Add (deduct):
Interest expense, net (1)	9,849	10,490	28,458	27,079
Depreciation, depletion and amortization	28,597	25,104	80,799	50,883
Income tax (benefit) provision	(494)	352	(1,482)	772
EBITDA	326,023	45,317	140,498	44,654
Add (deduct):
Risk management portfolio value changes	(255,455)	(436)	33,853	34,088
Restricted unit compensation expense	1,427	821	4,147	1,613
Other income	(434)	(767)	(2,867)	(879)
Other operating expenses (2)	3,920	220	10,134	1,931
ADJUSTED EBITDA	$75,481	$45,155	$185,765	$81,407
________

(1)	Includes realized interest rate derivative gains and losses and other expenses.
(2)
Includes the SemGroup bad debt expense of $3.9 million and $6.2 million for the three and nine months ended September 30, 2008, respectively, a settlement of arbitration for $1.4 million and severance to a former executive of $0.3 million for the nine months ended September 30, 2007 and $0.2 million for liquidated damages related to the late registration of our common units during the three and nine months ended September 30, 2007.

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of crude oil, natural gas, NGLs and other commodities as a result of our gathering, processing, producing and marketing activities, which produce a naturally long position in crude oil, NGLs and natural gas. Both our profitability and our cash flow are affected by volatility in prevailing prices for these commodities. These prices are impacted by changes in the supply and demand for these commodities, as well as market uncertainty and other factors beyond our control. Historically, changes in the prices of NGLs, such as natural gasoline, have generally correlated with changes in the price of crude oil but today these correlations have widened significantly and may or may not continue to maintain this correlation into the future.

We have not designated our derivative contracts as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we mark our derivatives to fair value with the resulting change in fair value included in our statement of operations.  For the three months ended September 30, 2008, the Partnership recorded a gain on risk management instruments of $231.9 million representing a fair value (unrealized) gain of $258.3 million, amortization of put premiums of $2.3 million and net (realized) settlement losses of $24.1 million.  For the nine months ended September 30, 2008, the Partnership recorded a loss on risk management instruments of $97.8 million representing a fair value (unrealized) loss of $26.6 million, amortization of put premiums of $6.8 million and net (realized) settlement losses of $64.4 million.  As of September 30, 2008, the fair value liability of these commodity contracts, including put premiums, totalled approximately $148.0 million.

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

We have not designated our contracts as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations.  For the three months ended September 30, 2008, the Partnership recorded a fair value (unrealized) gain of $0.5 million and a realized loss of $2.4 million.  For the nine months ended September 30, 2008, the Partnership recorded a fair value (unrealized) loss of $0.5 million and a realized loss of $4.9 million.  As of September 30, 2008, the fair value liability of these interest rate contracts totaled approximately $12.7 million.

Credit Risk

Our principal natural gas sales customers are large, gas marketing companies that in turn typically sell to large end users, such as local distribution companies and electrical utilities. In the sale of our NGLs and condensates, our principal customers are large natural gas liquids purchasers, fractionators and marketers and large condensate aggregators that also in turn typically sell to large multi-national petrochemical and refining companies. We also sell a small amount of propane to medium sized, local distributors.

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

In July 2008, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.    We historically sold portions of our condensate production from our Texas Panhandle and East Texas midstream systems to SemGroup.  The abrupt bankruptcy of SemGroup has caught us, the energy business and the financial community by surprise.  We are not aware of any other measures that we could have taken to identify this risk at an earlier time.  During the three and nine months ended September 30, 2008, we recorded a bad debt provision of $3.9 million and $10.1 million, respectively, related to our outstanding receivables from SemGroup.  We discontinued all sales to SemGroup as of August 1, 2008, and as a result, we do not anticipate recording any additional bad debt charges in future periods.

Our derivative counterparties include BNP Paribas, Wachovia, Barclay’s, Royal Bank of Scotland, Bank of America, Wells Fargo, J Aron (an affiliate of Goldman Sachs), British Petroleum and Shell.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation of the effectiveness of the Partnership's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to management, including the Partnership's principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures. As part of the evaluation of disclosure controls and procedures conducted during the preparation of our financial statements as of December 31, 2007, which were included in our Annul Report on Form 10-K for the year ended December 31, 2007, material weaknesses in internal control over financial reporting were identified relating to our (a) Internal Control Environment, (b) Period End Financial Reporting, and (c) Midstream Cost of Natural Gas and Natural Gas Liquids. As a result, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective. Upon identification of the material weaknesses and under the directions of our principal executive officer and principal financial officer, we developed a comprehensive plan to remediate the material weaknesses, the status of which is described below.

As of September 30, 2008, and as described under Status of Remediation of Material Weakness in Internal Control Over Financial Reporting below, all of the aforementioned identified material weaknesses were not fully remediated. As a result, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. Notwithstanding the aforementioned material weaknesses and failure of disclosure controls, our management has taken additional steps to assure there is appropriate disclosure in this report and has concluded that the financial statements included in this report fairly present, in all material respects, our financial condition for the periods presented in conformity with generally accepted accounting principles.

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

Remediated Material Weaknesses

    As of the filing of the June 30, 2008 Quarterly Report on Form 10-Q, our management had completed the implementation of our remediation efforts related to the material weaknesses over the Internal Control Environment and Midstream Cost of Natural Gas and Natural Gas Liquids which included the following:

Internal Control Environment

•
Developed and delivered Internal Controls (“COSO”) training to Executives, other management and finance/accounting resources. The training included a review of management’s and individual roles and responsibilities related to internal controls;

•
Hired additional finance and accounting resources who possess public company accounting and reporting technical expertise. This includes four Certified Public Accounting resources. A portion of their job responsibilities is to perform reviews, reconciliations and other financial reporting monitoring controls;

•
Created a Compliance Office within the Risk and Compliance Department. The Compliance Office is focused on working with management to educate and inform staff on their internal control responsibilities, evaluate and assess the adequacy and operating effectiveness of internal controls and to assist management with identifying and remediating control deficiencies; and

•	Completed an Enterprise Risk Assessment covering all of the partnership’s segments. The results and our management’s action plans were reported to and discussed with the Audit Committee.

Midstream Cost of Natural Gas and Natural Gas Liquids

•
Management implemented new monitoring controls related to reviewing the accuracy of prices which are uploaded into the midstream revenue systems.  These controls were independently tested by management and were determined to be operating effectively.

    Management completed its remediation efforts and deemed these material weaknesses remediated as of the filing of the June 30, 2008 Quarterly Report on Form 10-Q.

During the three months ended September 30, 2008 our Chief Financial Officer resigned.  We are actively engaged in a search for a permanent replacement.  Management also assessed the impact of the resignation on the Internal Control Environment and has concluded that, based on the other remediation actions completed and described above, and the oversight provided by our Interim Chief Financial Officer, the resignation did not have a material impact on the Internal Control Environment.  Therefore, the material weakness related to Internal Control Environment, which was identified in our Annual Report on Form 10-K for the year ended December 31, 2007 is still remediated as of the filing of the September 30, 2008 Quarterly Report on Form 10-Q.

Un-remediated Material Weakness

Period End Financial Reporting Process

Management continues to devote significant planning and execution efforts toward remediation of the remaining material weakness related to period end financial reporting which is specific to controls related to the close process, including controls over:
•	Non-routine transactions and unusual journal entries;
•	Closing of accounting periods;
•	Account reconciliations and variance analyses; and
•	Recording hedging transactions including validation of monthly settlements and recording of unrealized and realized gains/losses

As of the filing of this Quarterly Report on Form 10-Q, our management has completed the following toward remediation of this material weakness:
•	Implemented a monthly balance sheet account reconciliation process and controls across all segments. Management concluded that the controls are operating effectively across all segments.
•	Implemented and tested controls to ensure that access to open and close accounting periods is adequately restricted. Management concluded that the controls are operating effectively.
•	Implemented and tested controls related to material and highly subjective accruals. Management concluded that the controls are operating effectively.
•	Implemented financial hedging procedures and controls to ensure the completeness and accuracy of recorded mark-to-market realized and unrealized gains and losses and also new monitoring controls to ensure that new transactions and changes to existing transactions are authorized and valid. Controls related to the completeness and accuracy of recording realized and unrealized gains and losses have been tested, and the conclusion is that the controls are operating effectively.
•
Continued to implement and refine a monthly variance fluctuation analysis across all segments.  This control is also used to validate material, non-routine and unusual journal entries.  Testing of this control is in progress.

•	Implemented controls to detect un-posted journal entries. Testing of this control is in progress.

Management believes that the new procedures and controls discussed above will provide an appropriate remediation of this material weakness; however, the effectiveness of all of the controls has not been fully tested by management. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation. This material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time and independently validated by internal audit testing.

    The remediation and ultimate resolution of this material weakness will be reviewed with the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

    During the fourth quarter of 2008, the partnership completed the acquisition of Millennium Midstream Partners, L.P., thereby acquiring control of its many subsidiary operating entities and their assets and operation which the Partnership subsequently restructured in order to integrate them into our existing structure.  Because of the timing of the acquisition, management will not include the internal control processes for these entities, and their assets and operations, in its 2008 Internal Controls Assessment.  Additionally, the acquisition is excluded from the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Management will include all aspects of internal controls for this acquisition in its 2009 assessment.

    Except for the changes and events described above, as of the quarter ended September 30, 2008, management has not identified any other events or changes which are reasonably likely to materially affect our internal controls over financial reporting.

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

    In June 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued a Notice of Enforcement (“NOE”) to one of our subsidiaries, TCEQ ID No.:  CF-0068-J (the “First NOE”) and a second NOE to our subsidiary TCEQ ID No.:  CF-0070-W (the “Second NOE”).  Both the First NOE and the Second NOE were the result of findings made by the TCEQ’s Amarillo Region Office during routine investigations of our Cargray facilities in the Texas Panhandle.  During the three months ended September 30, 2008, we executed an Agreed Order resolving with the TCEQ the two Notice of Enforcement matters. The administrative penalties paid by us were, in the aggregate, less than $10,000, and we consider these matters concluded at this time.

In late September 2008, the TCEQ issued another Notice of Enforcement to one of our subsidiaries, concerning the environmental compliance of our Red Deer Gas Plant (the “Site”), TCEQ ID No.: RH 0004-B (the “NOE”).  The allegations in the NOE are the result of findings made by the TCEQ’s Amarillo Region Office as a result of a routine inspection of the Site.  In response, our subsidiary is providing substantial documentation, some of which is corrective in nature, to the TCEQ and we are contesting certain other allegations.  The TCEQ has great discretion to assess administrative penalties, in a range of $0 to $10,000 per day, and the allegations underpinning the NOE involve a time period that runs over one year.  The TCEQ has not yet made a final determination with respect to whether it will assess an administrative penalty (or the amount of such penalty, if assessed).

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

    We have reported on Form 8-K during the quarter covered by this report all information required to be reported on Form 8-K.

Item 6. Exhibits.

2.1	Partnership Interests Purchase Agreement dated September 11, 2008, as amended, among Eagle Rock Energy Partners, L.P. and Millennium Midstream Partners, L.P.
31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 7241.
31.2	Certification by Alfredo Garcia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 7241.
32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification by Alfredo Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008
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
Senior Vice President, Corporate Development and Interim
 Chief Financial Officer of Eagle Rock
Energy G&P, LLC, General Partner of Eagle Rock
Energy GP, L.P., General Partner of Eagle Rock
Energy Partners, L.P.

EAGLE ROCK ENERGY PARTNERS, L.P.
EXHIBIT INDEX

2.1	Partnership Interests Purchase Agreement dated September 11, 2008, as amended, among Eagle Rock Energy Partners, L.P. and Millennium Midstream Partners, L.P.
31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 7241.
31.2	Certification by Alfredo Garcia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 7241.
32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
32.2	Certification by Alfredo Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.