Form 10-Q
period 2009-03-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2009-05-08
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 55,267,721 common units outstanding as of May 4, 2009.

EAGLE ROCK ENERGY PARTNERS, L.P.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,831	$17,916
Accounts receivable(1)	89,020	115,932
Risk management assets	108,839	76,769
Prepayments and other current assets	4,944	2,607
Total current assets	212,634	213,224
PROPERTY, PLANT AND EQUIPMENT — Net	1,344,424	1,357,609
INTANGIBLE ASSETS — Net	149,549	154,206
RISK MANAGEMENT ASSETS	17,440	32,451
OTHER ASSETS	17,112	15,571

TOTAL	$1,741,159	$1,773,061

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,189	$116,578
Due to affiliate	11,670	4,473
Accrued liabilities	14,107	19,565
Taxes payable	1,495	1,559
Risk management liabilities	14,505	13,763
Total current liabilities	117,966	155,938
LONG-TERM DEBT	837,383	799,383
ASSET RETIREMENT OBLIGATIONS	20,151	19,872
DEFERRED TAX LIABILITY	39,543	42,349
RISK MANAGEMENT LIABILITIES	30,024	26,182
OTHER LONG TERM LIABILITIES	330	1,622
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS’ EQUITY:
Common Unitholders(2)	602,602	625,590
Subordinated Unitholders(3)	97,197	105,839
General Partner(4)	(4,037)	(3,714)
Total members’ equity	695,762	727,715
TOTAL	$1,741,159	$1,773,061
____________________
(1)	Net of allowable for bad debt of $12,080 as of March 31, 2009 and December 31, 2008, of which $10.7 million relates to SemGroup L.P. which filed for bankruptcy in July 2008.
(2)
53,043,767 units were issued and outstanding as of March 31, 2009 and December 31, 2008. These amounts do not include unvested restricted common units granted under the Partnership’s long-term incentive plan of 931,226 and 905,486 as of March 31, 2009 and December 31, 2008, respectively.

(3)	20,691,495 units were issued and outstanding as of March 31, 2009 and December 31, 2008.
(4)	844,551 units were issued and outstanding as of March 31, 2009 and December 31, 2008.

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per unit amounts)

	Three Months Ended March 31,
	2009	2008
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$150,652	$304,974
Gathering, compression, processing and treating fees	11,667	7,143
Minerals and royalty income	3,239	6,958
Commodity risk management gains (losses)	26,256	(45,647)
Other revenue	42	60
Total revenue	191,856	273,488
COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	125,819	224,074
Operations and maintenance	18,201	15,566
Taxes other than income	2,978	4,347
General and administrative	12,538	11,242
Impairment	242	—
Depreciation, depletion and amortization	30,063	25,745
Total costs and expenses	189,841	280,974
OPERATING INCOME (LOSS)	2,015	(7,486)
OTHER INCOME (EXPENSE):
Interest income	32	301
Other income	560	1,547
Interest expense, net	(7,539)	(9,104)
Interest rate risk management gains (losses)	(383)	(13,761)
Other expense	(267)	(215)
Total other income (expense)	(7,597)	(21,232)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,582)	(28,718)
INCOME TAX (BENEFIT) PROVISION	(2,730)	(102)
LOSS FROM CONTINUING OPERATIONS	(2,852)	(28,616)
DISCONTINUED OPERATIONS	307	288
NET LOSS	$(2,545)	$(28,328)

NET INCOME (LOSS) PER COMMON UNIT — BASIC AND DILUTED:
Basic and diluted:
Loss from continuing operations per unit
Common units	$(0.03)	$(0.40)
Subordinated units	$(0.06)	$(0.40)
General partner units	$(0.03)	$(0.40)
Discontinued operations per unit
Common units	$0.00	$0.00
Subordinated units	$0.00	$0.00
General partner units	$0.00	$0.00
Net loss per unit
Common units	$(0.03)	$(0.39)
Subordinated units	$(0.06)	$(0.39)
General partner units	$(0.03)	$(0.39)
Basic and diluted weighted average number outstanding (units in thousands)
Common units	53,044	50,700
Subordinated units	20,691	20,691
General partner units	845	845

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,545)	$(28,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	30,063	25,745
Impairment	242	—
Amortization of debt issuance costs	267	217
Reclassifying financing derivative settlements	(4,317)	2,278
Distribution from unconsolidated affiliates – return on investment	51	286
Equity in earnings of unconsolidated affiliates	(505)	(1,541)
Equity-based compensation expense	2,231	1,159
Other	(2,507)	(46)
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	26,912	(28,370)
Prepayments and other current assets	(2,337)	(1,844)
Risk management activities	(12,475)	46,732
Accounts payable	(42,843)	20,649
Due to affiliates	7,197	(197)
Accrued liabilities	(5,458)	(2,761)
Other assets and liabilities	1,407	(834)
Net cash (used in) provided by operating activities	(4,617)	33,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,087)	(8,221)
Purchase of intangible assets	(718)	(808)
Investment in unconsolidated affiliates	(341)	—
Net cash used in investing activities	(14,146)	(9,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(71,000)	(10,069)
Proceeds from revolving credit facility	109,000	—
Proceeds (payments) for derivative contracts	4,317	(2,278)
Distributions to members and affiliates	(31,639)	(28,528)
Net cash provided by (used in) financing activities	10,678	(40,875)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,085)	(16,759)
CASH AND CASH EQUIVALENTS — Beginning of period	17,916	68,552
CASH AND CASH EQUIVALENTS — End of period	$9,831	$51,793
SUPPLEMENTAL CASH FLOW DATA:
Interest paid — net of amounts capitalized	$10,828	$9,515
Investments in property, plant and equipment not paid	$4,063	$4,631
See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — December 31, 2007	$(3,155)	50,699,647	$617,563	20,691,495	$112,360	$726,768
Net loss	(333)	—	(19,830)	—	(8,165)	(28,328)
Distributions	(331)	—	(20,075)	—	(8,122)	(28,528)
Equity based compensation	14	—	814	—	331	1,159
BALANCE — March 31, 2008	$(3,805)	50,699,647	$578,472	20,691,495	$96,404	$671,071

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — December 31, 2008	$(3,714)	53,043,767	$625,590	20,691,495	$105,839	$727,715
Net loss	(29)	—	(1,810)	—	(706)	(2,545)
Distributions	(316)	—	(22,785)	—	(8,538)	(31,639)
Equity based compensation	22	—	1,607	—	602	2,231
BALANCE — March 31, 2009	$(4,037)	53,043,767	$602,602	20,691,495	$97,197	$695,762

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

In May 2006, Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy” or the “Partnership”), a Delaware limited partnership and an indirect wholly-owned subsidiary of Eagle Rock Holdings, L.P. (“Holdings”), was formed for the purpose of completing a public offering of common units. Holdings is a portfolio company of Irving, Texas–based, private-equity-capital firm Natural Gas Partners. On October 24, 2006, Eagle Rock Energy Partners, L.P. completed its initial public offering of common units. In connection with the initial public offering, Eagle Rock Pipeline, L.P., which was the main operating subsidiary of Holdings, became a subsidiary of Eagle Rock Energy.

Basis of Presentation and Principles of Consolidation— The accompanying financial statements include assets, liabilities and the results of operations of the Partnership. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Description of Business— The Partnership is a growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting and selling natural gas; fractionating and transporting natural gas liquids (“NGLs”); and marketing natural gas, condensate and NGLs, which collectively the Partnership calls its “Midstream” business, (ii) acquiring, developing and producing interests in oil and natural gas properties, which the Partnership calls its “Upstream” business; and (iii) acquiring and managing fee mineral and royalty interests, either through direct ownership or through investment in other partnerships in properties in multiple producing trends across the United States, which the Partnership calls its “Minerals” business.  See Note 13 for a further description of the Partnership’s three businesses and the seven accounting segments in which it reports.

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

The Partnership has provided a discussion of significant accounting policies in its annual report on Form 10-K for the year ended December 31, 2008. Certain items from that discussion are repeated or updated below as necessary to assist in understanding these financial statements.

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

Impairment of Oil and Natural Gas Properties

The Partnership reviews its proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, the Partnership recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves utilizing the Partnership’s estimated weighted average cost of capital. In connection with the preparation of these financial statements for the three months ended March 31, 2009, the Partnership recorded impairment charges of $0.2 million in its Upstream Segment as a result of continued decline in natural gas prices during the period.  The Partnership did not incur any impairment charges related to its oil and natural gas properties during the three months ended March 31, 2008.   The Partnership cannot predict the amount of additional impairment charges that may be recorded in the future.

Other Significant Accounting Policies

Transportation and Exchange Imbalances—In the course of transporting natural gas and natural gas liquids for others, the Partnership’s midstream business may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which, if not subject to cash out provisions, are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods. Imbalance receivables are included in accounts receivable; imbalance payables are included in accounts payable on the condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the midstream business, as of March 31, 2009, the Partnership had imbalance receivables totaling $0.1 million and imbalance payables totaling $2.5 million, respectively. For the midstream business, as of December 31, 2008, the Partnership had imbalance receivables totaling $0.3 million and imbalance payables totaling $2.8 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas and natural gas liquids sold.

Derivatives—Statement of Financial Accounting Statements (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Partnership uses financial instruments such as put and call options, swaps and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. Because the Partnership has not designated any of these derivatives as hedges, the Partnership recognizes these financial instruments on its consolidated balance sheets at the instrument’s fair value, and changes in fair value are reflected in the consolidated statements of operations. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the statements of cash flows. See Note 11 for a description of the Partnership’s risk management activities.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS 141. SFAS 141R requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception for the accounting for valuation allowances on deferred tax assets and acquired tax contingencies associated with acquisitions.  SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would also apply the provisions of SFAS No. 141R.  SFAS No. 141R was effective for the Partnership as of January 1, 2009 but the impact of the adoption on the Partnership’s consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of APB No. 51 (“SFAS No. 160”). SFAS No.160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  SFAS No. 160 was effective for the Partnership as of January 1, 2009 and did not have a material impact on its consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. FSP FAS 157-2 was effective for the Partnership as of January 1, 2009 and did not have a material impact on the consolidated results of operations or financial position.  Non-financial assets and liabilities that the Partnership measures at fair value on a non-recurring basis consists primarily of property, plant and equipment, intangible assets and asset retirement obligations, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 was effective for the Partnership as of January 1, 2009.  See Note 11 for the additional disclosures required under FAS No. 161 related to the Partnership’s derivative instruments.

In March 2008 the FASB approved EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-4”), which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit. EITF Issue No. 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008.  EITF Issue No. 07-4 was effective for the Partnership as of January 1, 2009 and the impact on its earnings per unit calculation has been retrospectively applied to March 31, 2008 (see Note 16).

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other applicable accounting literature.  FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  FSP SFAS No. 142-3 was effective for the Partnership as of January 1, 2009 but the impact of the adoption on the Partnership’s consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS 162 did not have a material impact on the Partnership’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and earnings-per-unit calculations would need to be adjusted retroactively.  FSP EITF 03-6-1 was effective for the Partnership as of January 1, 2009 and the impact on its earnings per unit calculation has been retrospectively applied to March 31, 2008. (see Note 16).

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The provisions of this final ruling will become effective for disclosures in the Partnership’s Annual Report on Form 10-K for the year ending December 31, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments “FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Partnership does not believe that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Partnership does not believe that the adoption of FSP FAS 157-2 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009.  The Partnership does not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

NOTE 4. ACQUISITIONS

2008 Acquisitions

Update on Millennium Acquisition.  With respect to the South Louisiana assets acquired in the acquisition of Millennium Midstream Partners, L.P. (“MMP”), the Yscloskey and North Terrebonne facilities were flooded with three to four feet of water as a result of the storm surges caused by Hurricanes Ike and/or Gustav.  The Partnership has reported, is preparing to file claims for, and expects to receive payment for physical damage and business interruption caused by Hurricanes Ike and Gustav. The timing of collection of such insurance claims is unknown at this time.  The North Terrebonne facility came back on-line in November 2008 and the Yscloskey facility came back on-line in January 2009.  The former owners of MMP provided the Partnership indemnity coverage for Hurricanes Ike and Gustav to the extent losses are not covered by insurance and established an escrow account of 1,818,182 common units and $0.6 million in cash available for the Partnership to recover against for this purpose.  As of December 31, 2008, the escrow account held 1,777,302 common units and $0.3 million in cash.  During the three months ended March 31, 2009, the Partnership recovered an additional 65,841 common units and the remaining $0.3 million in cash from the escrow account.  On April 22, 2009, we recovered an additional 410,733 common units from the escrow account and $0.1 million representing the distribution for the fourth quarter of 2008 that was paid into escrow on 342,609 of those units, per an arrangement with the sellers that the fourth quarter 2008 distribution on certain units cancelled as part of the purchase price adjustment should be returned to the Partnership upon cancellation.

NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS

Fixed assets consisted of the following:

	March 31, 2009	December 31, 2008
	($ in thousands)
Land	$1,277	$1,211
Plant	240,897	232,219
Gathering and pipeline	662,720	653,016
Equipment and machinery	18,106	18,672
Vehicles and transportation equipment	4,157	3,958
Office equipment, furniture, and fixtures	1,248	1,023
Computer equipment	4,714	4,714
Corporate	126	126
Linefill	4,269	4,269
Proved properties	516,656	515,452
Unproved properties	73,779	73,622
Construction in progress	31,173	39,498
	1,559,122	1,547,780
Less: accumulated depreciation, depletion and amortization	(214,698)	(190,171)
Net fixed assets	$1,344,424	$1,357,609

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $13.2 million and $10.8 million, respectively. Depletion expense for three months ended March 31, 2009 and 2008 was approximately $11.1 million and $10.3 million, respectively.  In connection with the preparation of these financial statements for the three months ended March 31, 2009, the Partnership recorded impairment charges related to its proved property assets of $0.2 million.  During the three months ended March 31, 2008, the Partnership did not incur any impairment charges.

The Partnership capitalizes interest costs on major projects during extended construction time periods. Such interest costs are allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. During the three months ended March 31, 2009 and 2008, the Partnership capitalized interest costs of approximately $0.1 million and $0.3 million, respectively.

Asset Retirement Obligations—The Partnership recognizes asset retirement obligations for its oil and gas working interests in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the Partnership record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Partnership recognizes asset retirement obligations for its midstream assets in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarified that the term “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the Partnership’s control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

A reconciliation of our liability for asset retirement obligations is as follows (in thousands):

Asset retirement obligations—December 31, 2008	$19,872
Accretion expense	279
Asset retirement obligations—March 31, 2009	$20,151

NOTE 6. INTANGIBLE ASSETS

Intangible Assets—Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $5.8 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively. Estimated aggregate amortization expense for 2009 and each of the four succeeding years is as follows: 2009—$22.9 million; 2010—$21.9 million; 2011—$11.2 million; 2012—$11.2 million; and 2013—$10.1 million. Intangible assets consisted of the following:

	March 31, 2009	December 31, 2008
	($ in thousands)
Rights-of-way and easements—at cost	$86,255	$85,537
Less: accumulated amortization	(12,134)	(11,437)
Contracts	123,409	123,409
Less: accumulated amortization	(47,981)	(43,303)
Net intangible assets	$149,549	$154,206

The amortization period for our rights-of-way and easements is 20 years. The amortization period for contracts range from 5 to 20 years, and are approximately 10 years on average as of March 31, 2009.

NOTE 7. LONG-TERM DEBT

As of March 31, 2009 and December 31, 2008, the Partnership had $837.4 million and $799.4 million outstanding, respectively, under its revolving credit facility.  As of March 31, 2009, the Partnership was in compliance with the financial covenants under its revolving credit facility and the unused capacity available to the Partnership under the revolving credit facility was approximately $134 million (excluding the commitment from Lehman Brothers), based on the financial covenants.  As a result of (i) our borrowing base redetermination in April 2009, which lowered our borrowing base from $206 million to $135 million, and (ii) approximately $17 million of debt repayment since March 31, 2009, as of the date of this filing our availability under the revolving credit facility is approximately $100 million – a 26% reduction from our availability as of March 31, 2009.

NOTE 8. MEMBERS’ EQUITY

At March 31, 2009, there were 53,043,767 common units (excluding unvested restricted common units), 20,691,495 subordinated units (all subordinated units owned by Holdings) and 844,551 general partner units outstanding. In addition, there were 931,226 unvested restricted common units outstanding.

Subordinated units represent limited liability interests in the Partnership, and holders of subordinated units exercise the rights and privileges available to unitholders under the limited liability partnership agreement. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.3625 per unit and any outstanding arrearages on the common units have been paid. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends.  The subordination period will end on the first day of any quarter beginning after September 30, 2009 in respect of which, among other things, the Partnership has earned and paid at least $1.45 (the minimum quarterly distribution on an annualized basis) on each outstanding limited partner unit and general partner unit for each of the three consecutive, non-overlapping four quarter periods immediately preceding such date and any outstanding arrearages on the common units have been paid.  Alternatively, the subordination period will end on the first business day after the Partnership earned and paid at least $0.5438 per quarter (150% of the minimum quarter distribution, or $2.175 on an annualized basis) on each outstanding limited partner unit and general partner unit for any four consecutive quarters ending on or after September 30, 2007 and there are no outstanding arrearages on the common units.  In addition, the subordination period will end upon the removal of the Partnership’s general partner other than for cause if the units held by the Partnership’s general partner and its affiliates are not voted in favor of such removal, at which point all outstanding common unit arrearages would be extinguished.

On February 4, 2009, the Partnership declared its fourth quarter 2008 cash distribution to all its unitholders (i.e. common, including unvested restricted units, general and subordinated) of record as of February 10, 2009. The distribution amount was $0.41 per unit, or approximately $31.6 million. The distribution was paid on February 13, 2009.

On April 30, 2009, the Partnership declared a cash distribution of $0.025 per unit on its common units for the first quarter ending March 31, 2009. In addition, pursuant to the terms of the Partnership’s partnership agreement, the Partnership’s general partner will receive a distribution of $0.025 per general partner unit on May 11, 2009.  The distribution will be paid May 15, 2009, to the general partner and all common unitholders of record as of May 11, 2009.

NOTE 9. RELATED PARTY TRANSACTIONS

On July 1, 2006, the Partnership entered into a month-to-month contract for the sale of natural gas with an affiliate of Natural Gas Partners, under which the Partnership sells a portion of its gas supply.  In July 2008, the company to which the Partnership sold its natural gas was sold by the affiliate of NGP and thus ceased being a related party.  For the three months ended March 31, 2008, during which such counterparty was an affiliate, the Partnership recorded revenues of $16.0 million.

In addition, during the three months ended March 31, 2009 and 2008, the Partnership incurred $0.1 million and $0.6 million, respectively, in expenses with related parties, of which there was an outstanding accounts payable balance of $0.0 million and $0.7 million, respectively, as of March 31, 2009 and December 31, 2008.

Related to its investments in unconsolidated subsidiaries, during the three months ended March 31, 2009 and 2008, the Partnership recorded income of $0.5 million and $4.0 million, respectively, of which there was no outstanding account receivable balances as of March 31, 2009 and December 31, 2008.

During the three month period ended March 31, 2009, the Partnership incurred approximately $0.2 million for services performed by Stanolind Field Services (“SFS”), which is an entity controlled by NGP and certain individuals, including one employee of Eagle Rock Energy G&P, LLC, of which there were no outstanding accounts payable balance as of March 31, 2009.

As of March 31, 2009 and December 31, 2008, Eagle Rock Energy G&P, LLC had $11.7 million and $4.5 million, respectively, of outstanding checks paid on behalf of the Partnership. This amount was recorded as Due to Affiliate on the Partnership’s balance sheet in current liabilities. As the checks are drawn against Eagle Rock Energy G&P, LLC’s cash accounts, the Partnership reimburses Eagle Rock Energy G&P, LLC.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Partnership adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Partnership utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk inherent in the inputs to the valuation technique. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

As of March 31, 2009, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude, natural gas and natural gas liquids (“NGLs”) at fair value. The Partnership has classified the inputs to measure the fair value of its interest rate swaps, crude derivatives and natural gas derivatives as Level 2. Because the NGL market is considered to be less liquid and thinly traded, the Partnership has classified the inputs related to its NGL derivatives as Level 3.

The following table discloses the fair value of the Partnership’s derivative instruments as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude derivatives	$—	$99,266	$—	$99,266
Natural gas derivatives	—	15,566	—	15,566
NGL derivatives	—	—	11,447	11,447
Total	$—	$114,832	$11,447	$126,279
Liabilities:
Crude derivatives	$—	$(7,941)	$—	$(7,941)
Natural gas derivatives	—	258	—	258
Interest rate swaps	—	(36,846)	—	(36,846)
Total	$—	$(44,529)	$—	$(44,529)

As of March 31, 2009, risk management current and long-term assets in the Unaudited Condensed Consolidated Balance Sheet include put premium and other derivative costs, net of amortization, of $31.9 million and $1.7 million, respectively.

The following table sets forth a reconciliation primarily of changes in the fair value of the NGL derivatives classified as Level 3 in the fair value hierarchy (in thousands):

Balances as of January 1, 2009	$14,016
Total gains or losses (realized and unrealized)	809
Settlements	(3,378)
Net liability balances as of March 31, 2009	$11,447

The Partnership values its Level 3 NGL derivatives using forward curves, volatility curves, volatility skew parameters, interest rate curves and model parameters.

Realized and unrealized losses related to the interest rate derivatives are recorded as part of interest rate risk management gains and losses in the Condensed Consolidated Statements of Operations.  Realized and unrealized gains and losses and the amortization of put premiums and other derivative costs related to the Partnership’s commodity derivatives are recorded as a component of revenue in the Consolidated Statements of Operations.

The following table discloses the fair value of the Partnership’s assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2009 (in thousands):

	March 31, 2009	Level 1	Level 2	Level 3	Total Losses
Impaired proved properties	$49	$—	$—	$49	$242

In connection with the preparation of these financial statements for the three months ended March 31, 2009, the Partnership wrote down proved properties with a carrying value of $0.3 million to their fair value of $0.1 million, resulting in an impairment charge of $0.2 million being included in earnings for the period.  The Partnership calculated the fair value of the impaired proved properties using its proved reserves, estimated forward prices and an estimated weighted average cost of capital.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments.  The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.  As of March 31, 2009, the debt associated with the revolving credit facility bore interest at floating rates.

NOTE 11. RISK MANAGEMENT ACTIVITIES

Interest Rate Derivative Instruments

To mitigate its interest rate risk, the Partnership entered into various interest rate swaps. These swaps convert a portion of the variable-rate interest obligations into fixed-rate interest obligations. The purpose of entering into this swap is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments through the end of 2012.  The Partnership has not designated any of its interest rate swaps as hedges and as a result is marking these derivative contracts to fair value with changes in fair values of the interest rate derivative instruments recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within other income (expense).

 On March 30, 2009, the Partnership amended all of its existing interest rate swaps to change the interest rate the Partnership received from three month LIBOR to one month LIBOR through January 9, 2011.  During this time period, the fixed rate to be paid by the Partnership was reduced, on average, by 20 basis points.  After January 9, 2011, the interest rate to be received by the Partnership will change back to three month LIBOR and the fixed rate the Partnership pays will revert back to the original rate through the end of swap maturities in 2012.

The table below summarizes the terms, notional amounts and rates to be paid and the fair values of the various interest swaps as of March 31, 2009:

Roll Forward Effective Date	Expiration Date	Notional Amount	Fixed Rate (a)
12/31/2008	12/31/2012	$150,000,000	2.360% / 2.560%
09/30/2008	12/31/2012	150,000,000	4.105% / 4.295%
10/03/2008	12/31/2012	300,000,000	3.895% / 4.095%
____________________
(a)	First amount is the rate the Partnership pays through January 9, 2011 and the second amount is the interest rate the Partnership pays from January 10, 2011 through December 31, 2012.

Our interest rate derivative counterparties include Wells Fargo Bank N.A. / Wachovia Bank N.A and The Royal Bank of Scotland plc.

Commodity Derivative Instruments

The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership’s control.  These risks can cause significant changes in Partnership’s cash flows and affect its ability to achieve its distribution objective and its covenants within its revolving credit facility.  In order to manage the risks associated with the future prices of crude oil, natural gas and NGLs, the Partnership engages in non-speculative risk management activities that take the form of commodity derivative instruments.  In order to accomplish this, the Partnership determined that it is necessary to hedge a substantial portion of its expected production in order to meaningfully reduce its future cash flow volatility.  The Partnership recognizes that hedging

100% of its future expected production is not prudent, thus it generally limits its hedging levels to 80% of expected future production.   The Partnership may hedge for periods of time above the 80% of expected future production levels where it deems it prudent to reduce extreme future price volatility.  However, hedging to that level requires approval of the Board of Directors, which the Partnership has obtained for its 2009 and 2010 hedging activity.  While hedging at this level of production does not eliminate all of the volatility in the Partnership’s cash flows, it allows the Partnership to avoid situations where a modest loss of production would put it in an over-hedged position.  Expected future production for its Upstream and Minerals Businesses is derived from the proved reserves, adjusted for price-dependent expenses and revenue deductions, while for the Midstream Business, expected future production is based on the expected production from wells currently flowing to the Partnership’s processing plants, plus additional volumes the Partnership expects to receive from future drilling activity by its producer customer base.  The Partnership’s expectations for volumes from future drilling are based on information it receives from operators and its historical observations. The Partnership applies the appropriate contract terms to these projections to determine its equity share of the commodities.

The Partnership uses put options, costless collars and fixed-price swaps to achieve its hedging objectives, and often hedges its expected future volumes of one commodity with derivatives of the same commodity.  In some cases, however, the Partnership believes it is better to hedge future changes in the price of one commodity with a derivative of another commodity, which it refers to as “cross-commodity” hedging.  The Partnership will often hedge the changes in future NGL prices (propane and heavier) using crude oil hedges, because NGL prices have been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market.  The Partnership will also use natural gas hedges to hedge a portion of its expected future ethane production.  The rationale for this practice is that the forward prices for ethane are often heavily discounted from its current prices.  Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses “cross-commodity” hedging, it will convert the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the linear regression of the prices of the two commodities observed during the previous 36 months.   In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane.

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

The Partnership has not designated any of its commodity derivative instruments as hedges and therefore is marking these derivative contracts to fair value.  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

Our commodity derivative counterparties include BNP Paribas, Wells Fargo Bank N.A. / Wachovia Bank N.A, Comerica Bank, Barclays Bank PLC, Sempra Energy Trading LLC (an agent of The Royal Bank of Scotland plc) and its agent Sempra Energy Trading LLC, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs) and British Petroleum.

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

In addition to the hedging transactions discussed above, the Partnership also entered into a 125,000 MMBtu per month Henry Hub natural gas swap at $6.65/MMBtu on January 19, 2009 for the 2009 calendar year.

The following table, as of March 31, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2009 (excluding transactions and volumes that settled or were unwound during the three months ended March 31, 2009):

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
IF Waha	Apr-Jun 2009	60,000 mmbtu	Costless Collar	7.50	7.95
IF Waha	Jul-Sep 2009	60,000 mmbtu	Costless Collar	7.50	8.60
IF Waha	Oct-Dec 2009	60,000 mmbtu	Costless Collar	7.50	8.90
NYMEX Henry Hub	Apr-Dec 2009	160,000 mmbtu	Costless Collar	6.25	11.20
NYMEX Henry Hub	Apr-Dec 2009	680,000 mmbtu	Costless Collar	7.85	9.25
NYMEX Henry Hub	Apr-May 2009	40,000 mmbtu	Put	7.00
NYMEX Henry Hub	Apr-Dec 2009	680,000 mmbtu	Swap	8.35
NYMEX Henry Hub	Apr-Dec 2009	560,000 mmbtu	Swap	6.685
NYMEX Henry Hub	Jun-Dec 2009	490,000 mmbtu	Swap	6.885
Crude Oil:
NYMEX WTI	Apr-May 2009	14,000 bbls	Costless Collar	60.00	80.75
NYMEX WTI	Apr-Dec 2009	54,000 bbls	Costless Collar	60.00	77.00
NYMEX WTI	Apr-Dec 2009	90,000 bbls	Costless Collar	93.00	100.85
NYMEX WTI	Apr-Dec 2009	45,000 bbls	Put	90.00
NYMEX WTI	Apr-Dec 2009	63,000 bbls	Put	100.00
NYMEX WTI	Apr-Dec 2009	225,000 bbls	Swap	71.25
NYMEX WTI	Apr-Dec 2009	450,000 bbls	Swap	100.00
NYMEX WTI	Apr-Dec 2009	450,000 bbls	Swap	97.00
Natural Gas Liquids:
OPIS Ethane Mt Belv non TET	Apr-Dec 2009	3,780,000 gallons	Costless Collar	0.48	0.58
OPIS Ethane Mt Belv non TET	Apr-Dec 2009	3,780,000 gallons	Swap	0.53
OPIS Ethane Mt Belv non TET	Apr-Dec 2009	9,450,000 gallons	Swap	0.6361
OPIS IsoButane Mt Belv non TET	Apr-Dec 2009	945,000 gallons	Costless Collar	0.935	1.035
OPIS IsoButane Mt Belv non TET	Apr-Dec 2009	945,000 gallons	Swap	0.985
OPIS IsoButane Mt Belv non TET	Apr-Dec 2009	1,134,378 gallons	Swap	1.295
OPIS NButane Mt Belv non TET	Apr-Dec 2009	2,079,000 gallons	Costless Collar	0.935	1.035
OPIS NButane Mt Belv non TET	Apr-Dec 2009	2,079,000 gallons	Swap	0.985
OPIS NButane Mt Belv non TET	Apr-Dec 2009	2,283,750 gallons	Swap	1.2775
OPIS Propane Mt Belv non TET	Apr-Dec 2009	3,969,000 gallons	Costless Collar	0.765	0.815
OPIS Propane Mt Belv non TET	Apr-Dec 2009	3,969,000 gallons	Swap	0.815
OPIS Propane Mt Belv non TET	Apr-Dec 2009	5,570,000 gallons	Swap	1.0925
OPIS Propane Mt Belv non TET	Apr-Dec 2009	2,179,800 gallons	Swap	1.0775
OPIS Propane Mt Belv non TET	Apr-Dec 2009	970,242 gallons	Swap	1.0775

During the three months ended March 31, 2009, the Partnership entered into the following derivative transactions for the 2010 calendar year: a 170,000 MMBtu per month Henry Hub natural gas swap at $6.14 per MMBtu on February 17, 2009, a 45,000 barrel per month WTI crude oil swap at $53.55 per barrel on February 17, 2009 and a 40,000 barrel per month WTI crude oil swap at $51.40 per barrel on February 19, 2009.

The following table, as of March 31, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2010:

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2010	1,320,000 mmbtu	Costless Collar	$7.70	$9.10
NYMEX Henry Hub	Jan-Dec 2010	2,040,000 mmbtu	Swap	6.14
Crude Oil:
NYMEX WTI	Jan-Dec 2010	60,000 bbls	Costless Collar	50.00	67.50
NYMEX WTI	Jan-Dec 2010	60,000 bbls	Costless Collar	50.00	68.00
NYMEX WTI	Jan-Dec 2010	108,000 bbls	Costless Collar	90.00	99.80
NYMEX WTI	Jan-Dec 2010	180,000 bbls	Costless Collar	50.00	67.50
NYMEX WTI	Jan-Dec 2010	180,000 bbls	Costless Collar	50.00	68.00
NYMEX WTI	Jan-Dec 2010	60,000 bbls	Put	100.00
NYMEX WTI	Jan-Dec 2010	72,000 bbls	Put	90.00
NYMEX WTI	Jan-Dec 2010	120,000 bbls	Swap	78.35
NYMEX WTI	Jan-Dec 2010	300,000 bbls	Swap	70.00
NYMEX WTI	Jan-Dec 2010	540,000 bbls	Swap	53.55
NYMEX WTI	Jan-Dec 2010	480,000 bbls	Swap	51.40
Natural Gas Liquids:
OPIS Ethane Mt Belv non TET	Jan-Dec 2010	4,536,000 gallons	Costless Collar	0.43	0.53
OPIS Ethane Mt Belv non TET	Jan-Dec 2010	4,536,000 gallons	Swap	0.58
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	2,520,000 gallons	Costless Collar	0.82	1.02
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	5,544,000 gallons	Costless Collar	0.82	1.02
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	5,040,000 gallons	Costless Collar	0.705	0.81
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	5,040,000 gallons	Swap	0.755

On March 31, 2009, the Partnership entered into a 30,000 barrel per month NYMEX WTI swap at $65.60 per barrel for the 2011 calendar year.  The following table, as of March 31, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2011:

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2011	1,200,000 mmbtu	Costless Collar	$7.50	$8.85
Crude Oil:
NYMEX WTI(1)	Jan-Dec 2011	139,152 bbls	Costless Collar	75.00	85.70
NYMEX WTI(2)	Jan-Dec 2011	125,256 bbls	Swap	80.00
NYMEX WTI	Jan-Dec 2011	360,000 bbls	Swap	65.60
____________________
(1)	460,848 barrels of this costless collar were “unwound” as part of the January 8, 2009 hedge transactions.
(2)	414,744 barrels of this swap were “unwound” as part of the January 8, 2009 hedge transactions.

The following table, as of March 31, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2012:

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
NYMEX Henry Hub	Jan-Dec 2012	1,080,000 mmbtu	Costless Collar	$7.35	$8.65
NYMEX WTI(1)	Jan-Dec 2012	135,576 bbls	Costless Collar	75.30	86.30
NYMEX WTI(2)	Jan-Dec 2012	108,468 bbls	Swap	80.30
____________________
(1)	464,424 barrels of this costless collar were “unwound” as part of the January 8, 2009 hedge transactions.
(2)	371,532 barrels of this swap were “unwound” as part of the January 8, 2009 hedge transactions.

On April 1, 2009, the Partnership entered into a 10,000 barrel per month NYMEX WTI swap at $65.10 per barrel for the 2011 calendar year and a 20,000 barrel per month NYMEX WTI swap at $68.30 per barrel for the 2012 calendar year.

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments under SFAS No. 133 in the Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008:

	Derivative Assets				Derivative Liabilities
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	($ in thousands)
Interest rate derivatives – liabilities		$—		$—	Current liabilities	$(14,505)	Current liabilities	$(13,763)
Interest rate derivatives – liabilities		—		—	Long-term liabilities	(22,341)	Long-term liabilities	(26,182)
Commodity derivatives – assets	Current assets	112,401	Current assets	77,603		—		—
Commodity derivatives – assets	Long-term assets	19,413	Long-term assets	34,088	Long-term liabilities	258		—
Commodity derivatives – liabilities	Current assets	(3,562)	Current assets	(834)	Long-term liabilities	(7,941)		—
Commodity derivatives – liabilities	Long-term assets	(1,973)	Long-term assets	(1,637)		—		—
Total derivatives		$126,279		$109,220		$(44,529)		$(39,945)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments under SFAS No. 133 within the Partnership’s Unaudited Condensed Consolidated Statement of Operations:

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2009	2008
		($ in thousands)
Interest rate derivatives	Interest rate risk management gains (losses)	$(383)	$(13,761)
Commodity derivatives	Commodity risk management gains (losses)	26,256	(45,647)

Total		$25,873	$(59,408)

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership’s accruals were approximately $0.1 million as of March 31, 2009 and December 31, 2008 related to these matters. The Partnership has been indemnified up to a certain dollar amount for certain lawsuits that were assumed as part of prior acquisitions. For the indemnified lawsuits, the Partnership has not established any accruals as the likelihood of these suits being successful against it is considered remote. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification. These matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Insurance—The Partnership covers its operations and assets with insurance which management believes is consistent with that in force for other companies engaged in similar commercial operations with similar type properties.  This insurance includes: (1) commercial general liability insurance covering liabilities to third parties for bodily injury, property damage and pollution arising out of Eagle Rock Energy operations; (2) workers’ compensation liability coverage for employees to required statutory limits; (3) automobile liability insurance covering liability to third parties for bodily injury and property damage arising out of the operation of all owned, hired and non-owned vehicles by the Partnership’s employees on company business; (4) property insurance covering the replacement cost of all owned real and personal property, including coverage for losses due to boiler and machinery breakdown, earthquake, flood and consequent business interruption/extra expense; (5) control of well/operator’s extra expense insurance for operated and non operated wells in the Upstream Segment; and (6) corporate liability insurance including coverage for Directors and Officers and Employment Practices liabilities.  In addition, the Partnership maintains excess liability insurance providing limits in excess of the established primary limits for commercial general liability and automobile liability insurance.

All coverage’s are subject to industry accepted policy terms, conditions, limits and deductibles comparable to that obtained by other energy companies with similar operations. The cost of insurance for the energy industry continued to fluctuate over the past year, reflecting the changing conditions in the insurance markets.

Regulatory Compliance—In the ordinary course of business, the Partnership is subject to various laws and regulations. In the opinion of management, the Partnership is in material compliance with existing laws and regulations.

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership’s combined results of operations, financial position or cash flows. At March 31, 2009 and December 31, 2008, the Partnership had accrued approximately $8.6 million for environmental matters.

The Partnership has voluntarily undertaken a self-audit of its compliance with air quality standards, including permitting in the Texas Panhandle Segment as well as a majority of its other Midstream Business locations and some of its Upstream Business locations. This auditing has been and is being undertaken pursuant to the Texas Environmental, Health and Safety Audit Privilege Act, as amended. The Partnership has begun making the disclosures to the Texas Commission on Environmental Quality (“TCEQ”) as a result of the completion of the first of these self-audits, and it is addressing in due course the deficiencies that it disclosed therein.  The Partnership does not foresee at this time any impediment to its successful conclusion of these audits and the resulting corrective effort.

During the three months ended March 31, 2009, the Partnership received additional Notices of Enforcement (“NOEs”) and a Notice of Violation (“NOV”) from the TCEQ related to air compliance matters in the Texas Panhandle Segment.  The Partnership expects to receive additional NOEs or NOVs from the TCEQ from time to time throughout 2009.  Though the TCEQ has the discretion to adjust penalties and settlements upwards based on a compliance history containing multiple, successive NOEs, the Partnership does not expect that the resolution of any existing NOE or any future similar NOE will vary significantly from the administrative penalties and agreed settlements experienced by it to date.

Retained Revenue Interest—Certain assets in the Partnership’s Upstream Segment are subject to retained revenue interests.  These interests were established under purchase and sale agreements that were executed by the Partnership’s predecessors in title.  The terms of these agreements entitle the owners of the retained revenue interests to a portion of the revenues received from the sale of the hydrocarbons above specified base oil and natural gas prices.  These retained revenue interests do not represent a real property interest in the hydrocarbons.  The Partnership’s reported revenues are reduced to account for the retained revenue interests on a monthly basis.

The retained revenue interests affect the Partnership’s interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama.  With respect to the Partnership’s Flomaton and Fanny Church fields, the Partnership is currently making payments in satisfaction of the retained revenue interests.   With respect to the Partnership’s Big Escambia Creek field, these payments are expected to begin in 2010 and continue through the end of 2019.

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of way and facilities locations, vehicles and in several areas of its operation. Rental expense, including leases with no continuing commitment, amounted to approximately, $2.3 million and $1.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. SEGMENTS

Based on the Partnership’s approach to managing its assets, the Partnership believes its operations consist of four geographic segments in its Midstream Business, one upstream segment that is its Upstream Business, one minerals segment that is its Minerals Business and one functional (corporate) segment:

(i)	Midstream—Texas Panhandle Segment:

gathering, processing, transporting and marketing of natural gas in the Texas Panhandle;

(ii)	Midstream—South Texas Segment:

gathering, processing, transporting and marketing of natural gas in South Texas;

(iii)	Midstream—East Texas/Louisiana Segment:

gathering, processing and marketing of natural gas and related NGL transportation in East Texas and Louisiana;

(iv)	Midstream—Gulf of Mexico Segment:

gathering and processing of natural gas; and fractionating, transporting and marketing of NGLs in South Louisiana, Gulf of Mexico and inland waters of Texas;

(v)	Upstream Segment:

crude oil, natural gas and sulfur production from operated and non-operated wells;

(vi)	Minerals Segment:

fee minerals and royalties, lease bonus and rental income either through direct ownership or through investment in other partnerships; and

(vii)	Corporate Segment:

risk management and other corporate activities.

The Partnership’s chief operating decision-maker currently reviews its operations using these segments. The Partnership evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

Midstream Segments Three Months Ended March 31, 2009	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Gulf of Mexico	Total Midstream Segments
($ in millions)
Sales to external customers	$65.7	$26.0	$54.7	$6.3	$152.7
Cost of natural gas and natural gas liquids	51.9	23.7	45.0	5.2	125.8
Operating costs and other expenses	8.1	1.1	4.6	0.4	14.2
Depreciation, depletion, amortization and impairment	11.1	1.4	4.8	1.5	18.8
Operating income (loss) from continuing operations	$(5.4)	$(0.2)	$0.3	$(0.8)	$(6.1)

Capital Expenditures	$3.1	$0.0	$9.1	$0.1	$12.3
Segment Assets	$526.2	$76.8	$359.4	$90.1	$1,052.5

Three Months Ended March 31, 2009	Total Midstream Segments	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in millions)
Sales to external customers	$152.7	$9.7	$3.2	$26.3	(a)	$191.9
Cost of natural gas and natural gas liquids	125.8	—	—	—		125.8
Operating costs and other expenses	14.2	6.5	0.5	12.6		33.8
Depreciation, depletion, amortization and impairment	18.8	9.6	1.7	0.2		30.3
Operating income (loss) from continuing operations	$(6.1)	$(6.4)	$1.0	$13.5		$2.0

Capital Expenditures	$12.3	$1.6	$0.0	$0.9		$14.8
Segment Assets	$1,052.5	$388.0	$140.3	$160.4		$1,741.2

Midstream Segments Three Months Ended March 31, 2008	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Segments
($ in millions)
Sales to external customers	$156.3	$46.5	$70.4	$273.2
Cost of natural gas and natural gas liquids	120.1	44.0	60.0	224.1
Operating costs and other expenses	7.7	0.7	3.5	11.9
Depreciation, depletion, and amortization	10.7	0.9	2.9	14.5
Operating income from continuing operations	$17.8	$0.9	$4.0	$22.7

Capital Expenditures	$6.9	$0.4	$2.1	$9.4
Segment Assets	$585.9	$98.1	$257.7	$941.7

Three Months Ended March 31, 2008	Total Midstream Segments	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in millions)
Sales to external customers	$273.2	$39.0	$7.0	$(45.7	)(a)	$273.5
Cost of natural gas and natural gas liquids	224.1	—	—	—		224.1
Operating costs and other expenses	11.9	7.6	0.4	11.3		31.2
Depreciation, depletion, and amortization	14.5	8.4	2.6	0.2		25.7
Operating income (loss) from continuing operations	$22.7	$23.0	$4.0	$(57.2)		$(7.5)

Capital Expenditures	$9.4	$2.9	$—	$0.1		$12.4
Segment Assets	$941.7	$469.1	$142.7	$65.4		$1,618.9
____________________
(a)	Represents results of the Partnership’s derivative activities.

NOTE 14. INCOME TAXES

Provision for Income Taxes –The Partnership’s provision for income taxes relates to (i) state taxes for the Partnership and (ii) federal taxes for Eagle Rock Energy Acquisition Co., Inc. (acquiring entity of certain entities acquired in the Redman acquisition) and Eagle Rock Energy Acquisition Co. II, Inc. (acquiring entity of certain entities acquired in the Stanolind acquisition) and their wholly-owned corporations, Eagle Rock Upstream Development Company, Inc. (successor entity to certain entities acquired in the Redman acquisition) and Eagle Rock Upstream Development Company II, Inc. (successor entity to certain entities acquired in the Stanolind acquisition), which are subject to federal income taxes (the “C Corporations”).

As a result of the taxable income from the underlying partnerships owned by the C Corporations described above, net operating loss carryforwards of $0.9 million and $0.1 million were used during the three months ended March 31, 2009 and 2008, respectively, which resulted in a partial release of the valuation allowance established for the net operating losses as of December 31, 2008.

Effective Rate - The effective rate for the three month period ended March 31, 2009 was 51.7%, respectively compared to 100% for the same period in 2008.  The changes in effective tax rates are attributable to the provision amounts for the total of state and federal taxes being applied against book income for the three months ended March 31, 2009.

Deferred Taxes - As of March 31, 2009, the net deferred tax liability was $39.5 million compared to $42.3 million as of December 31, 2008 and is primarily attributable to temporary book and tax basis differences of the entities subject to federal income taxes discussed above.  These temporary differences result in a net deferred tax liability which will be reduced as allocation of depreciation and depletion in proportion to the assets contributed brings the book and tax basis closer together over time.  This deferred tax liability was recognized in conjunction with the purchase accounting for the Stanolind and Redman acquisitions.

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

A summary of the restricted common units’ activity for the three months ended March 31, 2009, is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2008	905,486	$17.00
Granted	54,700	$6.26
Forfeitures	(28,960)	$15.39
Outstanding at March 31, 2009	931,226	$16.42

 No restricted units vested during the three months ended March 31, 2009.

For the three months ended March 31, 2009 and March 31, 2008, non-cash compensation expense of approximately $1.8 million and $1.2 million, respectively, was recorded related to the granted restricted units.

As of March 31, 2009, unrecognized compensation costs related to the outstanding restricted units under our LTIP totaled approximately $11.7 million. The remaining expense is to be recognized over a weighted average of 1.8 years.

In addition to equity awards involving units of the Partnership, Eagle Rock Holdings, L.P., which is controlled by NGP, in the past has from time to time granted equity in Holdings to certain employees working on behalf of the Partnership, some of which are named executive officers.  During the three month ended March 31, 2009, Holdings granted 160,000 “Tier I” incentive interests to one Eagle Rock Energy employee.  Under the guidance of U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 1.B: “Allocation Of Expenses And Related Disclosure In Financial Statements Of Subsidiaries, Divisions Or Lesser Business Components Of Another Entity,” the Partnership recorded a portion of the value of the incentive units as compensation expense in the Partnership’s financial statements.  This allocation is based on management’s estimation of the total value of the incentive unit grant and of the grantee’s portion of time dedicated to the Partnership.  The Partnership recorded non-cash compensation expense of $0.4 million based on management’s estimates related to the Tier I incentive unit grants made by Holdings during the three months ended March 31, 2009.

NOTE 16.  EARNINGS PER UNIT

Basic earnings per unit are computed by dividing the net income, or loss, by the weighted average number of units outstanding during a period. To determine net income, or loss, allocated to each class of ownership (common, subordinated and general partner), the Partnership first allocates net income (loss) in accordance with the amount of distributions made for the quarter by each class, if any. The remaining net income (loss) is allocated to each class in proportion to the class’s weighted average number of units outstanding for a period, as compared to the weighted average number of units for all classes for the period.

On January 1, 2009, the Partnership adopted the provisions of EITF 07-4, which provides that for master limited partnerships (“MLPs”), current period earnings be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating earnings per unit.  Any residual amount representing undistributed earnings is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement.  In addition, incentive distribution rights (“IDRs”), which represent a limited partnership ownership interest, are considered to be participating securities because they have the right to participate in earnings with common equity holders.

Under the Partnership’s partnership agreement, for any quarterly period, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses.  Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro-rata basis.  During the three months ended March 31, 2009 and 2008, the Partnership did not declare a quarterly distribution for the IDRs.

On January 1, 2009, the Partnership also adopted the provisions of FSP EITF 03-6-1, which provides that share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents meets the definition of a participating security and shall be included in the computation of earnings-per-unit pursuant to the two-class method, as provided by SFAS No. 128, Earnings Per Share.  The restricted common units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership.

After applying the provisions of EITF 07-4 and FSP EITF 03-6-1, net loss per common, subordinated and general partner unit for the three months ended March 31, 2008 remained at $0.39.  Earnings per unit has not been separately disclosed for the restricted common units, as they restricted common units are not considered a separate class of equity.

The following table presents the Partnership’s calculation of basic and diluted loss per unit for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except for per unit amounts)
Loss from continuing operations	$(2,852)	$(28,616)
Distribution declared	$1,368	$29,077
Assumed loss from continuing operations after distribution to be allocated	$(4,220)	$(57,693)
Discontinued operations	$307	$288
Assumed net loss after distribution to be allocated	$(3,913)	$(57,405)
Distribution declared	$1,368	$29,077
Assumed net loss to be allocated	$(2,545)	$(28,328)

Assumed loss from continuing operations after distribution allocated to:
Common units	$(3,001)	$(40,493)
Subordinated units	$(1,171)	$(16,526)
General partner units	$(48)	$(674)
Discontinued operations allocated to:
Common units	$217	$202
Subordinated units	$86	$83
General partner units	$4	$3
Assumed net loss after distribution allocated to:
Common units	$(2,783)	$(40,291)
Subordinated units	$(1,086)	$(16,443)
General partner units	$(44)	$(671)
Distribution declared to:
Common units	$1,326	$20,280
Restricted common units	$21	$183
Subordinated units	$—	$8,276
General partner units	$21	$338
Net loss and distribution allocated to:
Common units	$(1,457)	$(20,011)
Restricted common units	$21	$183
Subordinated units	$(1,086)	$(8,167)
General partner units	$(23)	$(333)

Basic and diluted weighted average unit outstanding during period:
Common units	53,044	50,700
Subordinated units	20,691	20,691
General partner units	845	845

Basic and diluted loss from continuing operations per unit:
Common units	$(0.03)	$(0.40)
Subordinated units	$(0.06)	$(0.40)
General partner units	$(0.03)	$(0.40)
Basic and diluted discontinued operations per unit:
Common units	$0.00	$0.00
Subordinated units	$0.00	$0.00
General partner units	$0.00	$0.00
Basic and diluted loss per unit:
Common units	$(0.03)	$(0.39)
Subordinated units	$(0.06)	$(0.39)
General partner units	$(0.03)	$(0.39)

 NOTE 17.  SUBSEQUENT EVENTS

On April 1, 2009, the Partnership sold its producer services business (which is accounted for in its South Texas Segment) by assigning and novating the contracts under this business to a third-party purchaser.  The Partnership assigned these contracts to a third-party purchaser as it is a low-margin business that is not core to the Partnership’s operations. The Partnership received an initial payment of $0.1 million for the sale of the business.  In addition the Partnership will receive a contingency payment of up to $0.1 million in October, 2009, and it will receive a monthly payment equivalent to $0.01 per MMbtu on the volume of gas that flows pursuant to the assigned contracts for the next two years.  Producer services is a business in which the Partnership would negotiate new well connections on behalf of small producers to pipelines other than its own.  During the three months ended March 31, 2009, this business generated revenues of $26.8 million and cost of natural gas and natural gas liquids of $26.5 million, as compared to revenues of $52.0 million and cost of natural gas and natural gas liquids of $51.7 million during the three months ended March 31, 2008.  For the three months ended March 31, 2009 and 2008, $0.3 million of revenues minus the cost of natural gas and natural gas liquids have been reported as discontinued operations.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the Consolidated Financial Statements, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. For a description of oil and natural gas terms, see such Annual Report.

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

We conduct, evaluate and report on our Midstream Business within four distinct segments—the Texas Panhandle Segment, the East Texas/Louisiana Segment, the South Texas Segment and the Gulf of Mexico Segment. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas/Louisiana Segment consists of gathering and processing assets in East Texas/Northern Louisiana. Our South Texas Segment consists of gathering systems and related compression and processing facilities in South Texas, Central Texas, and West Texas.   Our Gulf of Mexico Segment consists of gathering and processing assets in Southern Louisiana, the Gulf of Mexico and Galveston Bay.  During the three months ended March 31, 2009, our Midstream Business generated an operating loss from continuing operations of $6.1 million, compared to operating income from continuing operations of $22.7 million during the three months ended March 31, 2008.

We conduct, evaluate and report on our Upstream Business as one segment. Our Upstream Segment includes operated wells in Escambia County, Alabama as well as two treating facilities, one natural gas processing plant and related gathering systems that are inextricably intertwined with ownership and operation of the wells. The Upstream Segment also includes operated and non-operated wells that are primarily located in West, East and South Texas in Ward, Crane, Pecos, Henderson, Rains, Van Zandt, Limestone, Freestone and Atascosa Counties.  During the three months ended March 31, 2009, our Upstream Business generated an operating loss of $6.5 million, compared to operating income of $23.0 million during the three months ended March 31, 2008.  Of important note, sales of sulfur generated revenues of ($0.4) million during the three months ended March 31, 2009, compared to revenue of $5.4 million generated during the three months ended March 31, 2008.

We conduct, evaluate, and report our Minerals Business as one segment.  Our Minerals Segment consists of fee mineral, royalty and overriding royalty interests located in multiple producing trends in the United States.  A significant portion of the mineral interests that we own are managed by a non-affiliated private partnership (the “Minerals Manager”) that controls the executive rights associated with the minerals.  During the three months ended March 31, 2009, our Minerals Business generated an operating income of $1.1 million, compared to operating income of $3.9 million during the three months ended March 31, 2008.  Included within these numbers is lease bonus revenue of $0.6 million generated during the three months ended March 31, 2009, compared to $1.1 million during the three months ended March 31, 2008.

The final segment that we report on is our Corporate Segment, which is where we account for our commodity derivative/hedging activity and our general and administrative expenses.  During the three months ended March 31, 2009, our Corporate Segment generated operating income of $13.5 million, compared to an operating loss of $57.1 million during the three months ended March 31, 2008.  Within these numbers were gains, realized and unrealized, on commodity derivatives of $26.3 million during the three months ended March 31, 2009, compared to losses, realized and unrealized, on commodity derivatives of $45.6 million during the three months ended March 31, 2008.

We have an experienced management team dedicated to growing, operating and maximizing the profitability of our assets.  Our management team is experienced in gathering and processing natural gas, operation of oil and natural gas properties and assets, and management of royalties and minerals.

We are controlled by our general partner who is controlled by its general partner (collectively “general partner”), who in turn is managed by its board of directors (the “Board of Directors”).

Impairment

In connection with preparation of our Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2009, we determined that we needed to record an impairment charge for certain fields within our proved properties within our Upstream Segment.  These impairment charges were necessary due to the continued decline in natural gas prices during the period.  As a result, we incurred impairment charges of $0.2 million in our Upstream Segment.

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

Acquisitions

Historically, we have grown through acquisitions.  Going forward, we will continue to assess acquisition opportunities, regardless of whether such opportunity is in the midstream, upstream, or minerals business, for their potential accretive value. Our ability to complete acquisitions will depend on our ability to finance the acquisitions, either through the issuance of additional securities, debt or equity, or the incurrence of additional debt under our revolving credit facility, on terms acceptable to us.  See further discussion with Liquidity and Capital Resources.

Below is a summary of our important acquisition transactions completed during the year ended December 31, 2008.

Stanolind Acquisition - On April 30, 2008, we completed the acquisition of all of the outstanding capital stock of Stanolind Oil and Gas Corp. (“Stanolind”).  Stanolind operated crude oil and natural gas producing properties in the Permian Basin of West Texas, primarily in Ward, Crane and Pecos Counties.

Millennium Acquisition - On October 1, 2008, we completed the acquisition of 100% of the outstanding units of Millennium Midstream Partners, L.P. (“MMP”).  MMP is in the natural gas gathering and processing business, with assets located in East, Central and West Texas and South Louisiana.

Recent Transactions

On April 1, 2009, we sold our producer services business (which is accounted for in our South Texas Segment) by assigning and novating the contracts under this business to a third-party purchaser.  We assigned these contracts to a third-party purchaser as it is a low-margin business that is not core to the Partnership’s operations.   We received an initial payment of $0.1 million for the sale of the business.  In addition we will receive a contingency payment of up to $0.1 million in October, 2009 and we will receive a monthly payment equivalent to $0.01 per MMbtu on the volume of gas that flows pursuant to the assigned contracts for the next two years.  The producer services business was a low margin business in which the Partnership would negotiate new well connections on behalf of small producers to pipelines other than its own.  During the three months ended March 31, 2009, this business generated revenues of $26.8 million and cost of natural gas and natural gas liquids of $26.5 million, as compared to revenues of $52.0 million and cost of natural gas and natural gas liquids of $51.7 million during the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, $0.3 million of revenues minus the cost of natural gas and natural gas liquids have been reported as discontinued operations.

Presentation of Financial Information

For a description of the presentation of our financial information in this report, please see Note 1 to the unaudited condensed consolidated financial statements.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. These measures include oil, gas, NGL and sulfur volumes; margins, operating expenses and Adjusted EBITDA (more fully described later under “Non-GAAP Financial Measures”) on a company-wide basis.

General Trends and Outlook

We expect our business to continue to be affected by the key trends as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. More significantly, recent events impacting the world’s economy and financial systems will play an important role in the performance and growth prospects for our business.  These recent events include but are not limited to: continued turbulence in the world’s banking system and reduced availability of credit on attractive terms; precipitous drops in the value of almost all asset classes including equity, bonds, real estate, and other investment vehicles; significant declines in commodity prices including the prices for crude oil, natural gas, NGLs, condensate, and sulfur, among others; the significant reaction to the fall in commodity prices by our customers in the Midstream Business, especially in the form of reduced drilling activity and curtailment or shutting-in of natural gas production; as well as the widespread expectation of a prolonged period of economic recession,. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

On April 29, 2009, we announced that we will pay a quarterly cash distribution of $0.025 per common unit for the quarter ended March 31, 2009, a reduction in the distribution payment from the quarter ended December 31, 2008, which was $0.41 on all units.  The distribution will be paid on May 15, 2009 to our common unitholders of record as of the close of business on May 11, 2009.  In addition, pursuant to the terms of our partnership agreement, our general partner will receive a distribution of $0.025 per general partner unit on May 11, 2009.

Additionally, we announced that the borrowing base under our revolving credit facility, which relates to our Upstream Business, was redetermined from $206 million as of March 31, 2009 to $135 million currently.  This reduction in the borrowing base occurred in connection with a scheduled redetermination in accordance with our revolving credit facility and is primarily the result of the deterioration of commodity prices in the oil and natural gas industry.  After taking into account this redetermination, we remain in compliance with the financial and other covenants in our revolving credit facility.

In light of the borrowing base redetermination and the deterioration of commodity prices in the oil and natural gas industry, which has led to declines in our customers’ drilling activity and hydrocarbon throughput volumes in our gathering and processing systems, as well as reduced revenues in our Upstream and Minerals businesses, the Board of Directors has determined to create cash reserves for the proper conduct of our business and to remain in compliance with financial covenants under our revolving credit facility.  The cash not distributed will be used primarily to reduce our outstanding debt under our revolving credit facility and to continue the execution of our hedge strategy to maintain future cash flows.  We anticipate continuing this strategy until such time as the commodity prices in the oil and natural gas industry improve and our customer’s increase the drilling activity and throughput volumes in our gathering and processing systems and plants and the general economy returns to levels conducive to increasing the cash distributions to be paid to the unitholders.

Cautionary Note Regarding Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, include certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that these objectives will be reached. Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements because many of the factors which determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 13, 2009 as well as the risks disclosed in Part II, Item 1A below.

Summary of Consolidated Operating Results

Below is a summary table of our consolidated operating results for the three months ended March 31, 2009 and March 31, 2008, respectively. Operating results for our individual operating segments are presented in tables in this Item 2.

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$150,652	$304,974
Gathering, compression, processing and treating services	11,667	7,143
Minerals and royalty income	3,239	6,958
Realized commodity derivative gains (losses)	30,778	(12,575)
Unrealized commodity derivative gains (losses)	(4,522)	(33,072)
Other	42	60
Total revenues	191,856	273,488
Cost of natural gas and natural gas liquids	125,819	224,074
Expenses:
Operations and maintenance	18,201	15,566
Taxes other than income	2,978	4,347
General and administrative	12,538	11,242
Impairment	242	—
Depreciation, depletion, and amortization	30,063	25,745
Total costs and expenses	189,841	280,974
Operating income (loss)	2,015	(7,486)
Other income (expense):
Interest income	32	301
Other income	560	1,547
Interest expense, net	(7,539)	(9,104)
Unrealized interest rate derivative gains (losses)	3,099	(13,660)
Realized interest rate derivative gains (losses)	(3,482)	(101)
Other expense	(267)	(215)
Total other income (expense)	(7,597)	(21,232)
Loss from continuing operations before income taxes	(5,582)	(28,718)
Income tax (benefit) provision	(2,730)	(102)
Loss from continuing operations	(2,852)	(28,616)
Discontinued operations	307	288
Net loss	$(2,545)	$(28,328)
Adjusted EBITDA(a)	$41,105	$52,490
____________________
(a)
See “Non-GAAP financial Measures” and Reconciliation of ‘Adjusted EBITDA’ to net cash flows provided by operating activities and net income (loss) within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation to GAAP.

Midstream Business (Four Segments)

Texas Panhandle Segment
	Three Months Ending March 31,
	2009	2008
	($ in thousands, except for realized prices)
Revenues:
Sales of natural gas, NGLs, oil and condensate	$62,950	$153,855
Gathering and treating services	2,813	2,469
Total revenues	65,763	156,324
Cost of natural gas and natural gas liquids	51,947	120,118
Operating costs and expenses:
Operations and maintenance	8,145	7,748
Depreciation and amortization	11,096	10,709
Total operating costs and expenses	19,241	18,457
Operating income (loss)	$(5,425)	$17,749

Capital Expenditures	$3,111	$6,986

Realized average prices:
Oil and condensate (per Bbl)	$47.23	$90.80
Natural gas (per Mcf)	$3.45	$7.41
NGLs (per Bbl)	$24.61	$62.96
Production volumes:
Gathering volumes (Mfc/d)(a)	144,203	154,570
NGLs (net equity gallons)	10,635,049	13,933,466
Condensate (net equity gallons)	6,192,426	7,950,786
Natural gas short position (MMbtu/d)(a)	(6,141)	(7,263)
____________________
(a)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three months ended March 31, 2009, the revenues minus cost of natural gas and natural gas liquids for our Texas Panhandle Segment operations totaled $13.8 million compared to $36.2 million for the three months ended March 31, 2008. There were two primary contributors to this decrease: (i) lower NGL, natural gas and condensate pricing, as compared to pricing in 2008, and (ii) lower NGL equity production as compared to production in 2008.  The lower NGL equity production was primarily due to lower gathered volumes in 2009 as compared to 2008 in the West Panhandle System of approximately 9.9% and operating the plants in ethane rejection for much of the first two months of 2009.  Ethane rejection operations will result in a lower volume of equity liquids that will be offset by a smaller natural gas short position.  Ethane rejection operations are where we elect to not recover the ethane component in the natural gas stream in our plants and instead choose to leave the ethane component in the residue gas stream sold at the tailgates of our plants.  We operate in this manner when the value of ethane is worth more in the gas stream than recovering the ethane and selling it as an NGL.

The lower gathering volumes during the three months ended March 31, 2009 compared to the same period in the prior year was due to reduced drilling activity during 2009 that was not sufficient to replace the natural volume declines in our West Panhandle Systems and our East Panhandle System.   The dramatic fall in commodity prices experienced in the fall of 2008 and early 2009 has resulted in many of our producer customers significantly reducing drilling activity in the Texas Panhandle, specifically in the Granite Wash play of the East Panhandle System, until commodity prices rise to levels to justify economic drilling decisions.

The drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on the System. While our contract mix in the West Panhandle System provides us with a higher equity share of the production, the overall decline will continue and we expect to recover smaller equity production in the future on the West Panhandle System. The East Panhandle System experienced strong growth in volumes and equity production due to the active Granite Wash drilling play located in Roberts and Hemphill Counties, Texas through much of 2008; however due to lower commodity values during the fourth quarter of 2008 and continuing during the first three months of 2009, we are seeing a significant decline in drilling activity. The liquids content of the natural gas is lower in the East Texas Panhandle System and our contract mix provides us with a smaller share of equity production as compared to the West Panhandle System. At the current lower drilling activity in the East Panhandle System we would be unable to offset the continued decline on the West Panhandle System of NGL and Condensate equity gallons.  Our current goal is to aggressively contract to capture new volumes in the East Panhandle System from our competitors to offset the decline in volumes and our share of equity production in the West Panhandle System.

Operating Expenses. Operating expenses, including taxes other than income, for three months ended March 31, 2009 were $8.1 million compared to $7.7 million for the three months ended March 31, 2008. The major item impacting the $0.4 million increase in operating expense was an increase in environmental compliance costs of about $0.3 million during the three months ended March 31, 2009 as compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expenses for three months ended March 31, 2009 were $11.1 million compared to $10.7 million for the three months ended March 31, 2008.  The $0.4 million increase is due to beginning the depreciation expense associated with capital expenditures placed into service.

Capital Expenditures. Capital expenditures for three months ended March 31, 2009 were $3.1 million compared to $7.0 million for the three months ended March 31, 2008. We classify capital expenditures as either maintenance capital which represents routine well connects and capitalized maintenance activities or as growth capital which represents organic growth projects. In the three months ended March 31, 2009, growth capital represented 74% of our capital expenditures as compared to 79% in the three months ended March 31, 2008. The decrease in capital of $3.9 million was driven by reduced maintenance capital associated with fewer new well connects due to the lower drilling activity and by less growth capital due to expenditures related to our Stinnett – Cargray plant consolidation project spent in the three months ending March 31, 2008.

East Texas/Louisiana Segment
	Three Months Ending March 31,
	2009(b)	2008
	($ in thousands, except for realized prices)
Revenues:
Sales of natural gas, NGLs, oil and condensate	$47,451	$66,959
Gathering and treating services	7,209	3,448
Total revenues	54,660	70,407
Cost of natural gas and natural gas liquids	45,009	60,019
Operating costs and expenses:
Operations and maintenance	4,552	3,480
Depreciation and amortization	4,771	2,869
Total operating costs and expenses	9,323	6,349
Operating income (loss)	$328	$4,039

Capital expenditures	$9,096	$2,051

Realized average prices:
Oil and condensate (per Bbl)	$50.75	$102.59
Natural gas (per Mcf)	$4.29	$8.61
NGLs (per Bbl)	$18.98	$52.52
Production volumes:
Gathering volumes (Mfc/d)(a)	271,571	163,817
NGLs (net equity gallons)	2,676,419	4,950,723
Condensate (net equity gallons)	435,291	352,875
Natural gas long position (MMbtu/d)(a)	3,277	367
____________________
(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)	Includes operations related to the Millennium Acquisition effective October 1, 2008.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three months ended March 31, 2009, revenues minus cost of natural gas and natural gas liquids for our East Texas/Louisiana Segment totaled $9.7 million compared to $10.4 million for the three months ended March 31, 2008.  The Millennium Acquisition positively impacted the East Texas/Louisiana Segment’s revenue minus cost of natural gas and natural gas liquids by $4.5 million during the three months ended March 31, 2009.  Our lower NGL equity gallons were primarily due to operating the facilities in ethane rejection during much of the first two months of 2009. Ethane rejection operations are where we elect to not recover the ethane component in the natural gas stream in our plants and instead choose to leave the ethane component in the residue gas stream sold at the tailgates of our plants.  We operate in this manner when the value of ethane is worth more in the gas stream than recovering the ethane and selling it as an NGL.

We were negatively impacted by lower NGL and condensate pricing during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. We were positively impacted by a 66% gathering volume growth during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Volumes increased due to both the Millennium Acquisition and continued drilling in the Austin Chalk play in Tyler and Jasper Counties, Texas while other East Texas/Louisiana Segment gathering systems saw a reduction in volumes. Excluding the Millennium Acquisition, our gathering volumes decreased by 0.7%.  The offsetting reduction in higher margin gas volumes is being replaced with lower margin, fixed fee, volumes from the Millennium Acquisition.  The gas volumes from the Millennium Acquisition are primarily dry gas that does not require processing to remove NGLs prior to delivery to the interstate pipelines in order to meet the pipelines’ gas quality tariff requirements.  The lower margin gas, though contributing to a significant increase in overall gathered volumes, has not offset the lower revenues and margins due to the lower NGL, condensate and natural gas prices during the first three months of 2009 as compared to the same time period in 2008.  We constructed a new seven mile lateral from our Brookeland gathering system into an active Austin Chalk drilling area where we have a large dedicated acreage position under a life-of-lease contract with an active significant producer.  The production rates of wells drilled in the Austin Chalk play are characterized by high initial decline rates; therefore, operators must conduct active drilling programs if they are to maintain or grow their production in this play.  During the last three months of 2008 and continuing into the first three months of 2009, we saw a significant reduction in drilling activity due to lower commodity values.

Operating Expenses. Operating expenses for the three months ended March 31, 2009 were $4.6 million compared to $3.5 million in for the three months ended March 31, 2008. The major items impacting the $1.1 million increase in operating expense was due to the three months of expenses associated with operating the assets acquired as part of the Millennium Acquisition.   Excluding operating the assets acquired as part of the Millennium Acquisition, operating expenses were relatively flat for the three months ended March 31, 2009 as compared to the same period in 2008.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2009 were $4.8 million compared to $2.9 million in for the three months ended March 31, 2008. The major items impacting the $1.9 million increase were (i) three months of depreciation and amortization of the assets acquired as part of Millennium Acquisition and (ii) beginning the depreciation expense associated with the capital expenditures placed into service.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2009 were $9.1 million compared to $2.1 million in for the three months ended March 31, 2008. We classify capital expenditures as either maintenance capital which represents routine well connects and capitalized maintenance activities or as growth capital which represents organic growth projects. Our increase in capital spending of $7.0 million is due primarily to the construction of gathering lines to both the significant producer discussed above and two other producers in the Brookeland and Tyler County gathering systems.

South Texas Segment
	Three Months Ending March 31,
	2009(b)	2008
	($ in thousands, except for realized prices)
Revenues:
Sales of natural gas, NGLs, oil and condensate	$24,390	$45,194
Gathering and treating services	1,557	1,226
Other	3	2
Total revenues	25,950	46,422
Cost of natural gas and natural gas liquids	23,671	43,937
Operating costs and expenses:
Operations and maintenance	1,061	653
Depreciation and amortization	1,424	939
Total operating costs and expenses	2,485	1,592
Operating income (loss) from continuing operations	(206)	893
Discontinued operations	307	288
Operating income (loss)	$101	$1,181

Capital expenditures	$(60)	$361

Realized average prices:
Oil and condensate (per Bbl)	$26.87	$90.81
Natural gas (per Mcf)	$4.35	$8.24
NGLs (per Bbl)	$25.89	$86.18
Production volumes:
Gathering volumes (Mfc/d)(a)	97,413	78,075
NGLs (net equity gallons)	224,505	—
Condensate (net equity gallons)	647,460	449,862
Natural gas long position (MMbtu/d)(a)	500	500
____________________
(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)	Includes operations related to the Millennium Acquisition effective October 1, 2008.

Revenues and Cost of Natural Gas and Natural Gas Liquids. During the three months ended March 31, 2009 the South Texas Segment contributed $2.3 million in revenues minus cost of natural gas and natural gas liquids as compared to $2.5 million for the period ended March 31, 2008.  We were negatively impacted by lower NGL and condensate pricing during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.   This decline was offset by the impact of the assets acquired as part of the Millennium Acquisition which contributed revenue minus cost of natural gas and natural gas liquids by $0.8 million during the three months ended March 31, 2009.

 Operating Expenses. Operating expenses for the three months ended March 31, 2009 were $1.1 million compared to $0.7 million in for the three months ended March 31, 2008.  The major item impacting the $0.4 million increase in operating expense was three months of expenses associated with operating the assets acquired as part of the Millennium Acquisition.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2009 were $1.4 million compared to $0.9 million in for the three months ended March 31, 2008.  The major item impacting the $0.5 million increase was three months of depreciation and amortization of the assets acquired as part of Millennium Acquisition.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2009 were ($0.1) million compared to $0.4 million in for the three months ended March 31, 2008. We classify capital expenditures as either maintenance capital which represents routine well connects and capitalized maintenance activities or as growth capital which represents organic growth projects.

Discontinued Operations.  On April 1, 2009, we sold our producer services line of business, and thus have classified the revenues minus the cost of natural gas and natural gas liquids as discontinued operations.  During the three months ended March 31, 2009, this business generated revenues of $26.8 million and cost of natural gas and natural gas liquids of $26.5 million, as compared to revenues of $62.6 million and cost of natural gas and natural gas liquids of $62.4 million during the three months ended March 31, 2008.

Gulf of Mexico Segment
	Three Months Ending March 31,
	2009(b)	2008
	($ in thousands, except for realized prices)
Revenues:
Sales of natural gas, NGLs, oil and condensate	$6,222	$—
Gathering and treating services	88	—
Total revenues	6,310	—
Cost of natural gas and natural gas liquids	5,192	—
Operating costs and expenses:
Operations and maintenance	418	—
Depreciation and amortization	1,488	—
Total operating costs and expenses	1,906	—
Operating income (loss)	$(788)	$—

Capital Expenditures	$141	$—

Realized average prices:
Oil and condensate (per Bbl)	$42.14	$—
Natural gas (per Mcf)	$6.27	$—
NGLs (per Bbl)	$27.96	$—
Production volumes:
Gathering volumes (Mfc/d)(a)	116,627	—
NGLs (net equity gallons)	1,712,150	—
____________________
(a)	Gathering volumes (Mcf/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)	Includes operations related to the Millennium Acquisition starting on October 1, 2008.

Revenues and Cost of Natural Gas and Natural Gas Liquids. The Gulf of Mexico Segment is a new segment and new area of operations for us in 2008.  We entered into this segment as a result of the Millennium Acquisition, effective October 1, 2008. During the three months ended March 31, 2009, the Gulf of Mexico Segment contributed $1.1 million in revenues minus cost of natural gas and natural gas liquids.  As a result of damage inflicted by Hurricanes Gustav and Ike, the non –operated Yscloskey plant did not come back online in mid-January 2009 and the non-operated North Terrebonne plant came back online in mid-November 2008. We have reported, are preparing to file insurance claims for, and expect to receive payment for business interruption caused by Hurricanes Gustav and Ike in the amount of approximately $1.7 million.  We have not accrued any amounts related to the business interruption insurance claims.

Operating Expenses.  Operating expenses for the three months ended March 31, 2009 were $0.4 million.  We continued to incur operating expenses associated with the Yscloskey and North Terrebonne plants while the plants were undergoing repair for the hurricane damage.  We anticipate that the costs we incurred for the repair of the two plants will either be covered by insurance proceeds or by the previous owners pursuant to the Millennium Acquisition purchase and sale agreement.  During the three months ended March 31, 2009, we received payment from the Millennium Acquisition escrow in December, 2008 in the amount of $0.3 million and began canceling common units held in escrow to satisfy our claims.  We may elect to cancel common units or wait to receive cash payment from the insurer for future amounts at our discretion.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2009 were $1.5 million.

Capital Expenditures.  Capital expenditures for the three month period ended March 31, 2009 for the Gulf of Mexico Segment was $0.1 million.

Upstream Business (one segment)

	Three Months Ending March 31,
	2009 (a)	2008
	($ in thousands, except for realized prices)
Revenues:
Oil and condensate	$5,958	$18,333
Natural Gas	1,895	7,126
NGLs	2,226	8,140
Sulfur	(440)	5,367
Other	39	58
Total revenues	9,678	39,024
Operating costs and expenses:
Operations and maintenance	6,532	7,589
Impairment	242	—
Depreciation, depletion and amortization	9,396	8,425
Total operating costs and expenses	16,170	16,014
Operating income (loss)	$(6,492)	$23,010

Capital expenditures	$1,592	$2,923

Realized average prices:
Oil and condensate (per Bbl)	$28.31	$91.03
Natural gas (per Mcf)	$2.13	$8.46
NGLs (per Bbl)	$17.98	$63.87
Sulfur (per Long ton)	$(15.38)	$204.60
Production volumes:
Oil and condensate ( Bbl)	210,451	201,405
Natural gas (Mcf)	890,803	842,197
NGLs (Bbl)	123,779	127,453
Total (Mcfe)	2,896,183	2,815,345
Sulfur (Long ton)	28,606	26,232
____________________
(a)	Includes operations from the Stanolind Acquisition effective May 1, 2008.

Revenue. For the three months ended March 31, 2009 and 2008, the Upstream Segment contributed $9.7 million and $39.0 million of revenue, respectively.  The decrease in revenue was due to substantially lower realized prices for oil, natural gas, NGLs and sulfur and the non-cash mark-to-market of product imbalances, partially offset by three months of operations related to the assets acquired in the Stanolind Acquisition.  During the three months ending March 31, 2009, production averaged 9.9 MMcf/d, 2.3 MBO/d, 1.4 MB/d of NGL’s and 318 LT/d of sulfur.  The period included three months of production from the assets acquired in the Stanolind Acquisition which averaged 805 BOE/d.

During the three months ended March 31, 2009, sulfur sales generated revenues of ($0.4) million related to the disposal of the sulfur compared to revenue of $5.4 million during the three months ended March 31, 2008.  Historically, sulfur was viewed as a low value by-product in the production of oil and natural gas.  Due to an increase in demand in the global fertilizer market during the first nine months of 2008, the price per long ton peaked at over $600 at the Tampa, Florida market (before effects of net-backs) in September, 2008.  Deterioration in the sulfur market during three months ended March 31, 2009 has caused the price at the Tampa, Florida market to decline to $0 per long ton and we are incurring costs to dispose of the sulfur produced at this time.   We expect this to be an ongoing issue until the sulfur market returns to a normal demand/supply equilibrium.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, totaled $6.5 million for the Upstream Segment during the three months ended March 31, 2009, as compared to $7.6 million for the three-month period ending March 31, 2008.  The operating expenses include three months of expenses related to the assets acquired in the Stanolind acquisition.  The decrease in operating expense can be attributed to lower well workover expense incurred during the three months ended March 31, 2009, as compared to the same period in the prior year and additional expenses being incurred during the three months ended March 31, 2008 in anticipation of the planned turnaround at the BEC treating facility in April 2008.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense for the three months ended March 31, 2009 was $9.4 million, as compared to $8.4 million for the three month period ending March 31, 2008 respectively.  The increase for the three months ended March 31, 2009 compared to the comparable period in 2008 is due to the depletion expense related to the assets added through the Stanolind acquisition and the curtailed production during the three months ended March 31, 2008 ahead of the planned turnaround at the BEC treating facility in April 2008.  This increase was partially offset by the decrease in our depletable base as a result of the impairment charges we incurred during the last three months of fiscal year 2008.

Impairment.  During the three months ended March 31, 2009, we incurred impairment charges related to certain fields within our Upstream Segment of $0.2 million due to the continue decline of natural gas prices during the period.  No impairment charges were incurred during the three months ended March 31, 2008.

Capital Expenditures.  The Upstream Segment’s maintenance capital expenditures for the three months ended March 31, 2009 and 2008 was $0.8 million and $2.9 million, respectively.  Growth capital expenditures during the three months ended March 31, 2009 totaled $0.8 million and were associated with the completion of drilling projects associated with properties acquired in the Stanolind acquisition.  We did not incur any growth capital expenditures during the three months ended March 31, 2008.  The maintenance capital expenditures during the three months ended March 31, 2009 were associated with the BEC and Flomaton treating facilities, well completions, recompletions, workovers, equipping and leasing activities.

Minerals Business (one segment)

	Three Months Ending March 31,
	2009	2008
	($ in thousands, except for realized prices)
Revenues:
Oil and condensate	$1,676	$3,367
Natural Gas	865	2,209
NGLs	129	235
Lease bonus, rentals and other	569	1,147
Total revenues	3,239	6,958
Operating costs and expenses:
Operations and maintenance	471	443
Depletion	1,675	2,611
Total operating costs and expenses	2,146	3,054

Operating income (loss)	$1,093	$3,904

Realized average prices:
Oil and condensate (per Bbl)	$38.95	$89.00
Natural gas (per Mcf)	$3.07	$6.99
NGLs (per Bbl)	$22.59	$56.15
Production volumes:
Oil and condensate ( Bbl)	43,026	37,833
Natural gas (Mcf)	282,202	315,956
NGLs (Bbl)	5,711	4,185
Total (Mcfe)	574,624	568,064

           Revenue.  For the three months ended March 31, 2009 our revenue was $3.2 million as compared to $7.0 million for three months ended March 31, 2008.  The decrease in revenue was due to decreases in commodity prices offset by slightly higher production volumes.

One of the distinctive characteristics of our large, diversified mineral position is that operators are continually conducting exploration and development drilling, recompletion, and workover operations on our interests; in our minerals segment, we refer to this phenomenon as “regeneration”. We do not pay for these operations, but we do receive a share of the production they generate. This mode of operation has resulted in relatively constant production rates from our mineral interests in the past, and while we expect that regeneration will continue, we are uncertain if it will continue at rates sufficient to maintain or grow the segment’s production rate so long as commodity prices are at their current levels. We have observed rapid and significant reductions in the active drilling rig count in virtually every producing basin of the United States, except for the Haynesville and Marcellus shale plays. The new sources of production that we expect to materialize due to regeneration will also be the source of future extensions and discoveries, and positive revisions to our reserve estimates, which may effect out future depletion rates.  During the three months ended March 31, 2009, as a result of regeneration we received an initial royalty payment for 73 new wells.

Additionally, we received approximately $0.6 million and $1.1 million in bonus and delay rental payments during the three months ended March 31, 2009 and March 31, 2008, respectively. Substantially all of this was derived from our ownership in the minerals. The amount of revenue we receive from bonus and rental payments varies significantly from month to month; therefore, we do not believe a meaningful set of conclusions can be drawn by observing changes in leasing activity over small time periods. Commodity prices may affect the amount of leasing that will occur on the minerals in future periods, and it is impossible to predict the timing or amount of future bonus payments.  We do expect to receive some level of bonus payments in the future, however.

Operating Expenses. Operating expenses of $0.5 million, for the three months ended March 31, 2009 as compared to $0.4 million for the three months ended March 31, 2008 are predominately production and ad valorem taxes. These taxes are levied by various state and local taxing entities.

Depletion.  Our depletion during the three months ended March 31, 2009 was $1.7 million, as compared to $2.6 million for the three months ended March 31, 2008.  The decrease in depletion expense for the three months ended March 31, 2009, as compared to the same period in the prior year is due to an incorrect rate being used to calculate depletion causing an overstatement of depletion during the three months ended March 31, 2008.  An adjustment of $0.7 million was recorded during the three months ended June 30, 2008 to correct this overstatement.

Corporate Segment

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Revenues:
Unrealized commodity derivative losses	$(4,522)	$(33,072)
Realized commodity derivative (losses) gains	30,778	(12,575)
Total revenues	26,256	(45,647)
Expenses:
General and administrative	12,538	11,242
Depreciation and amortization	213	192
Total costs and expenses	12,751	11,434
Operating income (loss)	13,505	(57,081)
Other income (expense):
Interest income	32	301
Other income	560	1,547
Interest expense, net	(7,539)	(9,104)
Unrealized interest rate derivatives gains (losses)	3,099	(13,660)
Realized interest rate derivatives gains (losses)	(3,482)	(101)
Other expense	(267)	(215)
Total other income (expense)	(7,597)	(21,232)
Income (loss) before taxes	5,908	(78,313)
Income tax (benefit) provision	(2,730)	(102)
Segment gain (loss)	$8,638	$(78,211)

Revenues. As a master limited partnership, we intend to distribute Available Cash (as defined in our partnership agreement) every quarter to our unitholders. The volatility inherent in commodity prices generates uncertainty around achieving a steady flow of available cash. We counter this by entering into certain derivative transactions to reduce our exposure to commodity price risk and reduce uncertainty surrounding our cash flows.

Our Corporate Segment’s revenues, which solely include our commodity derivatives activity, increased to a gain of $26.3 million for the three months ended March 31, 2009, from a loss of $45.6 million for the three months ended March 31, 2008. As a result of our commodity hedging activities, revenues include a total realized gain of $30.8 million on risk management activity that was settled during the three months ended March 31, 2009, and an unrealized mark-to-market loss of $4.5 million for three months ended March 31, 2009, as compared to a realized loss of $12.6 million on risk management activity that was settled for the three months ended March 31, 2008 and an unrealized mark-to-market net loss of $33.1 million for the three months ended March 31, 2008.  Included with our unrealized commodity derivative gains (losses) we recorded amortization of put premiums and other derivative costs, of $12.2 million and $2.3 million during the three months ended March 31, 2009 and 2008, respectively.

As the forward price curves for our hedged commodities shift in relation to the various strike prices of our commodity derivatives, the fair value of those instruments changes.  The unrealized, non-cash, mark-to-market results during the three months ended March 31, 2009 reflects forward curve price movements during the three-month period for commodities underlying the derivative instruments.  The unrealized mark-to-market results for the three months ended March 31, 2009 and 2008 had no impact on cash activities for those periods, and as such, are excluded from our calculation of Adjusted EBITDA.

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

General and Administrative Expenses. General and administrative expenses increased by $1.3 million from $11.2 million for the three months ended March 31, 2008 to $12.5 million for the three months ended March 31, 2009. This growth in general and administrative expenses was mostly driven by increased headcount in our corporate office as a result of our 2008 acquisitions and our recruiting efforts in accounting, back-office, engineering, land and operations-related corporate personnel associated with being a public partnership.  Corporate-office payroll expenses increased by $3.3 million as a result of the increased headcount.  Included within the increased corporate-office payroll expenses was an increase of $1.1 million related to equity-based compensation, included $0.4 million related to the allocation of expense from Eagle Rock Holdings, L.P. due its issuance of Tier I units to one of our executive employees.  Included in the three months ended March 31, 2009 was a one time charge of $0.1 million for severance payments due to a reduction in workforce due to the economic recession and slow down in activity by the energy industry.   The Partnership expects to lower its overall general and administrative expenses going forward in 2009 due to the reduction in workforce actions taken in the three months ended March 31, 2009. Due to increase in corporate-office headcount, contract labor and other outside professional services decreased by $1.3 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

At the present time, we do not allocate our general and administrative expenses cost to our operational Segments. The Corporate Segment bears the entire amount.

Total Other Income (Expense). Total other expense, which includes both realized and unrealized gains and losses from our interest rate swaps, decreased to expense of $7.6 million for the three months ended March 31, 2009, as compared to expense of $21.2 million for the three months ended March 31, 2009.  During the three months ended March 31, 2009, we incurred realized losses from our interest rate swaps of $3.5 million, as compared to a realized loss of $0.1 million during the three months ended March 31, 2008. We also incurred unrealized mark-to-market gains of $3.1 million during the three months ended March 31, 2009, as compared to unrealized mark-to-market losses of $13.7 million for the same period in 2008.  These unrealized mark-to-market losses did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense, net, decreased to $7.5 million for the three months ended March 31, 2009, as compared to $9.1 million during the same period in the prior year.  Interest expense, net is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  All of our outstanding debt consists of borrowings under our revolving credit facility, which bears interest primarily based on a LIBOR rate plus the applicable margin.  The decrease in interest expense, net is due to lower LIBOR rates during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, partially offset by higher debt balances in the 2009 period as a result of our acquisition made in 2008.

Income Tax (Benefit) Provision. Income tax benefit recorded during the three months ended March 31, 2009 reflects the Texas Margin Tax recorded during the current year offset by the reduction of the deferred tax liability created by the book/tax differences as a result of the acquisition of Redman Energy Corporation in 2007 and Stanolind Oil and Gas Corp. in 2008.

Adjusted EBITDA

Adjusted EBITDA, as defined, decreased by $11.4 million from $52.5 million for the three months ended March 31, 2008 to $41.1 million for the three months ended March 31, 2009.

As described above, for the three months ended March 31, 2009, revenues minus cost of natural gas and natural gas liquids for the Midstream Segment (including the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico Segment) declined by $22.3 million as compared to the three months ended March 31, 2008. For the three months ended March 31, 2009, revenues for our Upstream and Mineral Segments declined by $31.0 million (excluding non-cash mark-to-market of product imbalances of $2.0 million), as compared to the same period in the prior year.  Our Corporate Segment’s realized commodity derivatives gain increased by $43.4 million as compared to the three months ended March 31, 2008. This resulted in a decline of $10.0 million of total incremental revenues minus cost of natural gas and natural gas liquids, adjusted to exclude the impact of unrealized commodity derivatives not included in the calculation of Adjusted EBITDA, as compared to the three months ended March 31, 2008.

Operating expenses (including taxes other than income), increased by $2.3 million for our Midstream Segment with respect to the three months ended March 31, 2009, while operating expenses for our Upstream and Minerals Segments decreased by $1.0 million. This resulted in total incremental operating expenses of $1.4 million, as compared to the three months ended March 31, 2008.

General and administrative expense, captured in the Corporate Segment, increased by $0.8 million adjusted to exclude non-cash compensation charges related to our LTIP program.

As a result, revenues (excluding the impact of unrealized commodity derivative activity and non-cash mark-to-market of Upstream product imbalances) minus cost of natural gas and natural gas liquids decreased by $9.9 million, operating expenses increased by $1.3 million and general and administrative expenses increased by $0.2 million, resulting in the decrease to Adjusted EBITDA during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

For a discussion of Adjusted EBITDA and reconciliation to GAAP, see “Non-GAAP Financial Measures” at the end of this item.

Liquidity and Capital Resources

Historically, our sources of liquidity have included cash generated from operations, equity investments by our existing owners, equity investments by other institutional investors and borrowings under our existing revolving credit facility.

We believe that the cash generated from these sources will continue to be sufficient to meet our expected quarterly cash distributions and our requirements for short-term working capital and long-term capital expenditures.  The actual distributions we will declare will be subject to our operating performance, prevailing market conditions (including forward oil, natural gas and sulfur commodity prices), the impact of unforeseen events and the approval of the Board of Directors (the “Board of Directors”) of our general partner’s general partner (“general partner”) and will be done pursuant to our distribution policy.

Our distribution policy is to distribute to our unitholders, on a quarterly basis, all of our available cash in the manner described below and as further described in our partnership agreement. Available cash generally means, for any quarter ending prior to liquidation, all cash on hand at the end of that quarter less the amount of cash reserves that the general partner determines to establish to:

•	provide for the proper conduct of our business, including for future capital expenditures and credit needs;

•	comply with applicable law or any partnership debt instrument or other agreement; or

•	provide funds for distributions to unitholders and the general partner in respect of any one or more of the next four quarters.

In connection with making the distribution decision for the first quarter of 2009, the Board of Directors decided to  reduce the quarterly distribution paid with respect to the first quarter of 2009 to $0.025 per common unit as compared to $0.41 per common and subordinated unit paid for the fourth quarter of 2008 to establish cash reserves (as against available cash) for the proper conduct of our business and to enhance our ability to remain in compliance with financial covenants under our revolving credit facility for future periods.  The cash not distributed will be used primarily to reduce our outstanding debt under our revolving credit facility and to continue the execution of our hedge strategy to maintain future cash flows.  We anticipate that the Board of Directors will continue this strategy until such time as the commodity prices impacting our business and the general economy return to levels conducive to increasing the cash distributions to be paid to the unitholders.

Under the terms of the agreements governing our revolving credit facility, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists.  Our goal is to reduce outstanding indebtedness under our revolving credit facility in order to return to a ratio of outstanding debt to Adjusted EBITDA, or “leverage ratio,” with respect to our Midstream and Minerals Businesses of approximately 3.0 to 3.5, which we believe to be appropriate in light of these more turbulent economic conditions and more in-line with historical midstream industry standards.  Absent any other adjustments or changes to our business or our expectations, to meet this goal we anticipate that we may be required to reduce debt by as much as $200 million.  The actual amount and timing of our debt repayment will depend on a number of factors, including but not limited to, changes in commodity prices, our producer customers’ drilling plans, availability of external capital, and the potential consummation of asset acquisitions or divestitures, as well as future determinations of the borrowing base under our revolving credit facility.  For a detailed description of our revolving credit facility, see the description under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants included in our annual report on Form 10-K for the year ended December 31, 2008 and below under “Revolving Credit Facility and Debt Covenants”.

In the event that we acquire additional midstream assets or natural gas or oil properties that exceed our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities or cash reserves established by our general partner and, if necessary, new equity issuances.  The continued credit crisis and related turmoil in the global financial system has caused restricted access to the capital markets, particularly for non-investment grade companies like us.  If these conditions continue, we expect our level of acquisition activity to be lower going forward than that which we experienced in 2007 and 2008.  The ratio of debt and equity issued and cash reserves, if any, will be determined by our management and our Board of Directors as deemed appropriate.

Working Capital. Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2009, working capital was $94.7 million as compared to $57.3 million as of December 31, 2008.

The net increase in working capital of $37.4 million from December 31, 2008 to March 31, 2009, resulted primarily from the following factors:

•
cash balances and marketable securities, net of due to affiliates, decreased overall by $15.3 million and was impacted primarily by the distributions paid on February 15, 2009 with respect to the fourth quarter of 2008 financial results, the results of operations, timing of capital expenditures payments, and financing activities including our debt activities (the due to affiliate liability of $11.7 million as of March 31, 2009 is owed to Eagle Rock Energy G&P, LLC);

•	trade accounts receivable decreased by $26.9 million primarily from the impact of lower commodity prices on our consolidated revenue;

•
risk management net working capital balance increased by a net $31.3 million as a result of the changes in current portion of the mark-to-market unrealized positions, increased other derivative costs, which includes the unwinding of long-term positions to purchase current positions (see Hedging Strategy), and amortization of the put premiums and other derivative costs;

•	accounts payable decreased by $40.4 million from December 31, 2008 primarily as a result of activities and timing of payments, including capital expenditures activities and lower commodity prices; and

•	accrued liabilities decreased by $5.5 million primarily reflecting payment of employee benefit accruals and the timing of payment of unbilled expenditures related primarily to capital expenditures.

Cash Flows Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Cash Flow from Operating Activities. Decrease of $37.8 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is the result of lower commodity prices across our three businesses and reduced NGL equity volumes in the Midstream Business, changes in working capital, as discussed above, and payments made for the resetting of commodity hedges.

Cash Flows from Investing Activities. Cash flows used for investing activities for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, increased by $5.1 million. The investing activities for the current period reflect additions to property, plant and equipment expenditures of $13.1 million versus $8.2 million for the prior year period.

Cash Flows from Financing Activities. Cash flows used for financing activities during the three months ended March 31, 2009, increased by $51.6 million over the three months ended March 31, 2008. Key differences between periods include proceeds from our revolving credit facility of $38.0 million during the three months ended March 31, 2009, as compared to a repayment of $10.1 million made during the three months ended March 31, 2008.  Distributions to members represented a cash outflow of $31.6 million during the three months ended March 31, 2009, as compared to $28.5 million during the three months ended March 31, 2008.

 Hedging Strategy

We use a variety of hedging instruments to accomplish our risk management objectives.  At times our hedging strategy may involve entering into hedges with strike prices above current futures prices or resetting existing hedges to higher price levels in order to meet our cash flow requirements, stay in compliance with our credit facility covenants and continue to execute on our distribution objectives.  Hedge transactions such as these impact our liquidity in that we are required to pay the present value of the difference between the hedged price and the current futures price.  These transactions also increase our exposure to the counterparties through which we execute the hedges.  During the three months ended March 31, 2009, as part of this strategy, we executed a series of hedging transactions that involved the unwinding of a portion of existing “in-the-money” 2011 and 2012 WTI crude oil swaps and collars, and the unwinding of two “in-the-money” 2009 WTI crude oil collars.  With these transactions, and an additional $13.9 million of cash, we purchased a 2009 WTI crude oil swap on 60,000 barrels per month beginning January 1, 2009 at $97 per barrel.

Revolving Credit Facility and Debt Covenants

On December 13, 2007, we entered into a credit agreement with Wachovia Bank, National Association, as administrative agent and swing line lender, Bank of America, N.A., as syndication agent; HSH Nordbank AG, New York Branch; the Royal Bank of Scotland, plc; and BNP Paribas, as co-documentation agents, and the other lenders who are parties to the agreement with aggregate commitments of up to $800 million.  During the year ended December 31, 2008, we exercised $180 million of our $200 million accordion feature under the credit facility, which increased the total commitment to $980 million.  Pursuant to the credit facility we may, at our request and subject to the terms and conditions of the credit facility, increase our commitments by an additional $20 million to an aggregate of $1 billion.  As a result of Lehman Brothers’ bankruptcy filing, the amount of available commitments was reduced by the unfunded portion of Lehman Brothers’ commitment in an amount of approximately $9.1 million.   As of March 31, 2009, unused capacity available to us under the new credit agreement, based on outstanding debt and compliance with financial covenants as of that date, was approximately $134 million.  As of the date of this filing, our availability under the credit agreement was approximately $100 million, representing a 26% reduction that was a result of the reduction to our borrowing base that occurred as a result of the scheduled redetermination in late April 2009, but was offset by our payment of $17 million toward reducing our outstanding debt between March 31, 2009 and the date of this filing.  The credit agreement is scheduled to mature on December 13, 2012.

Given the current state of the banking industry worldwide, we are pleased with the degree of diversification within our lender group. After the upsizing of our credit facility as described above, our credit facility now includes the participation of 20 financial institutions. As of today, all of our banks’ commitments, with the exception of Lehman Brothers’ commitment, remain in place and have funded in response to our borrowing notices.  A Lehman Brothers subsidiary has an approximately 2.6% participation in the Partnership’s credit facility.  Due to the continuing difficulties in the credit and capital markets, we place a greater premium on liquidity.  As a result, our Board has elected to create a cash reserve against available cash and temporarily reduce quarterly distribution rate from $0.41 per unit to $0.025 per common unit (starting with the distribution for the first quarter of 2009) in part to enable repayment of outstanding debt under our senior revolving credit facility.  Pursuant to our partnership agreement, our general partner will also receive a distribution of $0.025 per general partner unit.

Our credit facility accommodates, through the use of a borrowing base for our Upstream Business and traditional cash-flow based covenants for our Midstream and Minerals Businesses, the allocation of indebtedness to either our Upstream Business (to be measured against the borrowing base) or to our Midstream and Minerals Businesses (to be measured against the cash-flow based covenant).  At March 31, 2009, we were in compliance with our covenants under the credit facility. Our interest coverage ratio, as defined in the credit agreement (i.e., Consolidated EBITDA divided by Consolidated Interest Expense), was 6.0 as compared to a minimum interest coverage covenant of 2.5, and our leverage ratio, as defined in the credit agreement (i.e., Total Funded Indebtedness divided by Adjusted Consolidated EBITDA), was 4.0 as compared to a maximum leverage ratio of 5.0 times (5.25 times until March 31, 2009 due to the Millennium Acquisition).  As of March 31, 2009, the borrowing base for our Upstream Business was $206 million.  Primarily as a result of lower expected future commodity prices, our borrowing base was re-determined in April 2009 to $135 million (which will result in a higher allocation of indebtedness to our Midstream and Minerals Businesses and a rise in our leverage ratio in future quarters).  The reduction in borrowing base was a contributing factor to the decrease in our quarterly distribution, beginning with the first quarter of 2009 (as discussed above).  It may also contribute to our taking steps (e.g., further hedge resets) to reduce our leverage and enhance our Adjusted Consolidated EBITDA, as defined in our credit facility. Based on the distribution reduction and our intention to take further steps to manage our Adjusted Consolidated EBITDA, we believe that we will remain in covenant compliance for the remainder of 2009.

Capital Requirements

We anticipate that we will have sufficient liquidity and access to capital to grow, maintain and commercially exploit the Midstream Business (all four segments), Upstream Segment, and Mineral Segment assets.

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

Our 2009 capital budget anticipates that we will spend approximately $40.0 million in total for the year on our existing assets.  Our 2009 capital budget anticipated that we would spend approximately $12.4 million in the three months ended March 31, 2009 on our existing assets. We actually spent approximately $14.8 million in total during that period as a result of accelerating high return-on-investment projects.  We anticipate lower capital spending during the remainder of 2009.

The energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. We categorize our capital expenditures as either:

•
growth capital expenditures, which are made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire similar systems or facilities in our Midstream Business (and our Upstream Business with respect to the Big Escambia Plant and other Alabama plants and facilities), or grow our production in our Upstream Business; or

•
maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to meet regulatory requirements, to maintain the existing operating capacity of our assets and extend their useful lives, or to connect wells to maintain existing system volumes and related cash flows in our Midstream Business (and in our Upstream Business with respect to the Big Escambia Plant and other Alabama plants and facilities); in our Upstream Business, maintenance capital also includes capital which is expended to maintain our production and cash flow levels in the near future.

Since our inception in 2002, we have made substantial growth capital expenditures. We anticipate we will continue to make growth capital expenditures and acquisitions; however we anticipate that our expenditures and acquisitions in 2009 and 2010 will not return to the levels maintained by us prior to 2009. That said, we continually review opportunities for both organic growth projects and acquisitions which will enhance our financial performance.  De-levering our business and enhancing our liquidity such that we once again have the ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives over the long-term.

We historically have financed our maintenance capital expenditures (including well connect costs) with internally generated cash flow, and our growth capital expenditures ultimately with draws from our revolving credit facility (though such expenditures were often funded out of internally generated cash flow as an interim step).  We anticipate funding our limited growth capital expenditures, for the foreseeable future, out of cash flow generated from operations, and we do not anticipate converting it to a draw from our revolving credit facility.

Off-Balance Sheet Obligations

We have no off-balance sheet transactions or obligations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS 141. SFAS 141R requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception for the accounting for valuation allowances on deferred tax assets and acquired tax contingencies associated with acquisitions.  SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would also apply the provisions of SFAS No. 141R.  SFAS No. 141R was effective for us as of January 1, 2009 but the impact of the adoption on our consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 was effective for us as of January 1, 2009 and did not have a material impact on our consolidated results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  FSP FAS 157-2 was effective for us as of January 1, 2009 and did not have a material impact on our consolidated results of operations or financial position.  Non-financial assets and liabilities that we measure at fair value on a non-recurring basis consists primarily of property, plant and equipment, intangible assets and asset retirement obligations, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows.  SFAS No. 161 was effective for us as of January 1, 2009.  See Note 11 to the Unaudited Condendsed Consolidated Financial Statements for the additional disclosures required under FAS No. 161 related to our derivative instruments.

In March 2008 the FASB approved EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-4”), which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit.  EITF Issue No. 07-4 was effective for us as of January 1, 2009 and the impact on our earnings per unit calculation has been retrospectively applied to March 31, 2008 (see Note 16 to our unaudited condensed consolidated financial statements).

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”).  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”) and other applicable accounting literature.  FSP SFAS No. 142-3 was effective for the Partnership as of January 1, 2009 but the impact of the adoption on the Partnership’s consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  Earnings-per-unit calculations will need to be adjusted retroactively.  FSP EITF 03-6-1 was effective for the Partnership as of January 1, 2009 and the impact on our earnings per unit calculation has been retrospectively applied to March 31, 2008 (see Note 16 to our unaudited consolidated financial statements).

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments “FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  We do not believe that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS

157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  We do not believe that the adoption of FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009.  We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our consolidated financial statements.

Non-GAAP Financial Measures

We include in this filing the following non-GAAP financial measure, Adjusted EBITDA. We provide reconciliations of this non-GAAP financial measure to its most directly comparable financial measures as calculated and presented in accordance with GAAP.

We define Adjusted EBITDA as net income (loss) plus or (minus) income tax provision (benefit); interest-net, including realized interest rate risk management instruments and other expense; depreciation, depletion and amortization expense, impairment expense; other operating expense, non-recurring; other non-cash operating and general and administrative expenses, including non-cash compensation related to our equity-based compensation program; unrealized (gains) losses on commodity and interest rate risk management related instruments; and other (income) expense. Adjusted EBITDA is used as a supplemental financial measure by external users of Eagle Rock’s financial statements such as investors, commercial banks and research analysts. Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash, mark-to-market benefit (charge) which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA, by excluding unrealized derivative gains (losses), also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements a more accurate picture of our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations. Eagle Rock’s Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as Eagle Rock. For example, we include in Adjusted EBITDA the actual settlement revenue created from our commodity hedges by virtue of transactions undertaken by us to reset commodity hedges to higher prices or purchase puts or other similar floors despite the fact that we exclude from Adjusted EBITDA any charge for amortization of the cost of such commodity hedge reset transactions or puts.  For a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP (accounting principles generally accepted in the United States).

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

	Three Months Ended March 31,
	2009	2008
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net loss	($ in thousands)
Net cash flows provided by operating activities	$(4,617)	$33,145
Add (deduct):
Depreciation, depletion, amortization and impairment	(30,305)	(25,745)
Amortization of debt issuance costs	(267)	(217)
Risk management portfolio value changes	12,475	(46,732)
Net realized (loss) gain on derivatives	4,317	(2,278)
Other	730	142
Accounts receivables and other current assets	(24,575)	30,214
Accounts payable, due to affiliates and accrued liabilities	41,104	(17,691)
Other assets and liabilities	(1,407)	834
Net loss	(2,545)	(28,328)
Add (deduct):
Interest (income) expense, net	11,256	9,119
Depreciation, depletion and amortization	30,305	25,745
Income tax (benefit) provision	(2,730)	(102)
EBITDA	36,286	6,434
Add (deduct):
Unrealized risk management losses	1,423	46,732
Equity-based compensation expense	2,231	1,159
Non-cash mark-to-market of Upstream product imbalances	2,231	1,159
Discontinued operations	(307)	(288)
Other income	(560)	(1,547)
ADJUSTED EBITDA	$41,105	$52,490

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Risk and Accounting Policies

We are exposed to market risks associated with adverse changes in commodity prices, interest rates and counterparty credit. We may use financial instruments such as put and call options, swaps and other derivatives to mitigate the effects of the identified risks. Adverse effects on our cash flow from changes in crude oil, natural gas, NGL product prices or interest rates could adversely impact our ability to make distributions to our unitholders, meet debt service obligations, fund required capital expenditures and other similar requirements. Our management has established a comprehensive review of our market risks and has developed risk management policies and procedures to monitor and manage these market risks. Our general partner is responsible for the overall approval of market risk management policies, delegation of transaction authority levels, and for the establishment of a Risk Management Committee. The Risk Management Committee is composed of officers (including, on an ex officio basis, our chief executive officer) who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of commodity price risk, interest rate risk and credit risk, including monitoring exposure limits.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of crude oil, natural gas, NGLs and other commodities as a result of our gathering, processing, producing and marketing activities, which produce a naturally long position in crude oil, NGLs and natural gas. Both our profitability and our cash flow are affected by volatility in prevailing prices for these commodities. These prices are impacted by changes in the supply and demand for these commodities, as well as market uncertainty and other factors beyond our control. Historically, changes in the prices of NGLs, such as natural gasoline, have generally correlated with changes in the price of crude oil but those correlations may change in the future.

We frequently use financial derivatives to reduce our exposure to commodity price risk. We have implemented a risk management policy which allows management to execute crude oil, natural gas liquids and natural gas hedging instruments, which may include swaps, collars, options and other derivatives, in order to reduce exposure to substantial adverse changes in the prices of these commodities. These hedges are only intended to mitigate the risk associated with our natural physical position.

We have not designated our derivative contracts as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we mark our derivatives to fair value with the resulting change in fair value included in our statement of operations.  For the three months ended March 31, 2009, the Partnership recorded a gain on risk management instruments of $26.3 million representing a fair value (unrealized) gain of $7.6 million, amortization of put premiums of $12.2 million and net (realized) settlement gain of $30.8 million.  For the three months ended March 31, 2008, the Partnership recorded a loss on risk management instruments of $45.6 million representing a fair value (unrealized) loss of $30.8 million, amortization of put premiums of $2.3 million and net (realized) settlement losses of $12.6million.  As of March 31, 2009, the fair value asset of these commodity contracts, including put premiums, totaled approximately $118.6 million.

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

We have not designated our contracts as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations.  For the three months ended March 31, 2009, the Partnership recorded a fair value (unrealized) gain of $3.1 million and a realized loss of $3.5 million.  For the three months ended March 31, 2008, the Partnership recorded a fair value (unrealized) loss of $13.7 million and a realized loss of $0.1 million.  As of March 31, 2009, the fair value liability of these interest rate contracts totaled approximately $36.8 million.

Credit Risk

 Our principal natural gas sales customers are large gas marketing companies that, in turn, typically sell to large end users such as local distribution companies and electrical utilities. With respect to the sale of our NGLs and condensates, our principal customers are large natural gas liquids purchasers, fractionators and marketers, and large condensate aggregators that then typically sell to large multi-national petrochemical and refining companies. We also sell a small amount of propane to medium sized, local distributors.

This concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in the natural gas, natural gas liquids, petrochemical and other segments of the energy industry, the economy in general, the regulatory environment and other factors.  Our credit risk monitoring is not an absolute protection against credit loss.  Our credit risk monitoring is intended to mitigate our exposure to significant credit risk.

Our derivative counterparties, both commodity and interest rate, include BNP Paribas, Wells Fargo Bank N.A./Wachovia Bank N.A, Comerica Bank, Barclays Bank PLC, The Royal Bank of Scotland plc and its agent Sempra Energy Trading LLC, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs) and British Petroleum.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily undertaken a self-audit of our compliance with air quality standards, including permitting in our Texas Panhandle Segment as well as a majority of our other Midstream Business locations and some of our Upstream Business locations. This auditing has been and is being undertaken pursuant to the Texas Environmental, Health and Safety Audit Privilege Act, as amended.  We have begun making the disclosures to the Texas Commission on Environmental Quality (“TCEQ”) as a result of the completion of the first of these self-audits, and we are addressing in due course the deficiencies that we disclosed therein.  We do not foresee at this time any impediment to our successful conclusion of these audits and the resulting corrective effort.

Subsequent to December 31, 2008, we received additional Notices of Enforcement (“NOEs”) and a Notice of Violation (“NOV”) from the TCEQ related to air compliance matters in our Texas Panhandle Segment.  We expect to receive additional NOEs or NOVs from the TCEQ from time to time throughout 2009.  Though the TCEQ has the discretion to adjust penalties and settlements upwards based on a compliance history containing multiple, successive NOEs, we do not expect that the resolution of any existing NOE or any future similar NOE will vary significantly from the administrative penalties and agreed settlements experienced by us to date.

Item 1A.             Risk Factors.

We disclosed in our Form 8-K filed with the Securities and Exchange Commission on April 29, 2009 additional risks relating to the ownership of common units of the Partnership.  We disclosed these additional risks in light of the distribution reduction we announced on April 29, 2009, for our distribution to be paid on May 15, 2009 with respect to the first quarter of 2009.  These additional risks are as follows:

We may not be able to pay the minimum quarterly distribution and any arrearages on the common units.

Based on current market conditions and the outlook for commodity prices, we recently announced that quarterly distributions on our common units are being reduced below the minimum quarterly distribution as defined in our partnership agreement.  As described in the partnership agreement, during the subordination period, our common units carry arrearage rights. Although the common unitholders have arrearage rights, the unitholders are not entitled to receive these arrearages, which may never be paid.  We can give no assurances that the minimum quarterly distribution and any arrearages will ever be paid on the common units.  However, we must first pay all arrearages in addition to current minimum quarterly distributions before distributions can be made to holders of our subordinated units and our incentive distribution rights, and we generally must first pay all arrearages before conversion of our subordinated units can occur.

Limited partners may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, limited partners will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if no cash distributions were received from us.  Our taxable income for a taxable year may include income without a corresponding receipt of cash by us, such as accrual of future income, original issue discount or cancellation of indebtedness income.  We may not pay cash distributions equal to a limited partner’s share of our taxable income or even equal to the actual tax liability that results from that income.

Except as disclosed above, the risks previously disclosed in our annual report on Form 10-K for the year ended

December 31, 2008 have not changed in any material respect.

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

In connections with our preparation of financial statements for the three months ended March 31, 2009, management determined charges for impairments of approximately $0.2 million for our Upstream Business, were required to be taken based primarily on the decrease in natural gas prices.  It is not expected that this impairment will result in future cash expenditures.  The disclosure set forth in this Item 5 and elsewhere in this report is included in this report in accordance with the instructions to Item 2.06 of Form 8-K.

Item 6.	Exhibits.

2.1
Amendment No. 2 to the Partnership Interest Purchase Agreement dated February 9, 2009 among Eagle Rock Energy Partners, L.P. and Millennium Midstream Partners, L.P. (incorporated by reference to Exhibit 2.9 of the registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009)

2.2
Amendment No. 3 to the Partnership Interest Purchase Agreement dated February 27, 2009 among Eagle Rock Energy Partners, L.P. and Millennium Midstream Partners, L.P. (incorporated by reference to Exhibit 2.10 of the registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009)

10.1
Eagle Rock Energy G&P, LLC 2009 Short Term Incentive Bonus Plan effective February 4, 2009 (incorporated by reference to Exhibit 10.19 of the registrant’s current report on Form 8-K filed with the Commission on February 9, 2009)

10.2
Eagle Rock Energy Partners Long-Term Incentive Plan (Amended and Restated Effective February 4, 2009) (incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009)

31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Jeffrey P. Wood pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification by Jeffrey P. Wood pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	EAGLE ROCK ENERGY PARTNERS, L.P.

	By:	EAGLE ROCK ENERGY GP, L.P., its general partner

	By:	EAGLE ROCK ENERGY G&P, LLC, its general partner

	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
Senior Vice President,
Chief Financial Officer and Treasurer of Eagle Rock
Energy G&P, LLC, General Partner of Eagle Rock
Energy GP, L.P., General Partner of Eagle Rock
Energy Partners, L.P.

EAGLE ROCK ENERGY PARTNERS, L.P.

EXHIBIT INDEX

2.1
Amendment No. 2 to the Partnership Interest Purchase Agreement dated February 9, 2009 among Eagle Rock Energy Partners, L.P. and Millennium Midstream Partners, L.P. (incorporated by reference to Exhibit 2.9 of the registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009)

2.2
Amendment No. 3 to the Partnership Interest Purchase Agreement dated February 27, 2009 among Eagle Rock Energy Partners, L.P. and Millennium Midstream Partners, L.P. (incorporated by reference to Exhibit 2.10 of the registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009)

10.1
Eagle Rock Energy G&P, LLC 2009 Short Term Incentive Bonus Plan effective February 4, 2009 (incorporated by reference to Exhibit 10.19 of the registrant’s current report on Form 8-K filed with the Commission on February 9, 2009)

10.2
Eagle Rock Energy Partners Long-Term Incentive Plan (Amended and Restated Effective February 4, 2009) (incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009)

31.1	Certification by Joseph A. Mills pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Jeffrey P. Wood pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Joseph A. Mills pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification by Jeffrey P. Wood pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350