Form 10-Q
period 2009-09-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2009-11-09
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The issuer had 55,277,752 common units outstanding as of November 2, 2009.

EAGLE ROCK ENERGY PARTNERS, L.P.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,168	$17,916
Accounts receivable(1)	73,792	115,932
Risk management assets	26,017	76,769
Prepayments and other current assets	2,140	2,607
Total current assets	111,117	213,224
PROPERTY, PLANT AND EQUIPMENT — Net	1,313,386	1,357,609
INTANGIBLE ASSETS — Net	139,273	154,206
DEFERRED TAX ASSET	1,663	—
RISK MANAGEMENT ASSETS	5,725	32,451
OTHER ASSETS	19,678	15,571

TOTAL	$1,590,842	$1,773,061

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,666	$116,578
Due to affiliate	10,859	4,473
Accrued liabilities	11,364	19,565
Taxes payable	992	1,559
Risk management liabilities	34,988	13,763
Total current liabilities	123,869	155,938
LONG-TERM DEBT	774,383	799,383
ASSET RETIREMENT OBLIGATIONS	19,728	19,872
DEFERRED TAX LIABILITY	42,051	42,349
RISK MANAGEMENT LIABILITIES	31,406	26,182
OTHER LONG TERM LIABILITIES	568	1,622
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS’ EQUITY:
Common Unitholders(2)	533,651	625,590
Subordinated Unitholders(3)	70,360	105,839
General Partner(4)	(5,174)	(3,714)
Total members’ equity	598,837	727,715
TOTAL	$1,590,842	$1,773,061

(1)	Net of allowable for bad debt of $12,172 as of September 30, 2009 and $12,080 as of December 31, 2008, of which $10,699 relates to SemGroup L.P. which filed for bankruptcy in July 2008.
(2)
54,094,219 and 53,043,767 units were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively. These amounts do not include unvested restricted common units granted under the Partnership’s long-term incentive plan of 793,739 and 905,486 as of September 30, 2009 and December 31, 2008, respectively.

(3)	20,691,495 units were issued and outstanding as of September 30, 2009 and December 31, 2008.
(4)	844,551 units were issued and outstanding as of September 30, 2009 and December 31, 2008.

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$156,779	$341,700	$468,589	$1,008,891
Gathering, compression, processing and treating services	11,814	12,513	35,043	27,741
Minerals and royalty income	4,050	17,393	10,788	34,606
Commodity risk management (losses) gains	(8,832)	231,851	(57,137)	(97,769)
Other revenue	50	428	1,770	610
Total revenue	163,861	603,885	459,053	974,079
COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	109,945	237,742	358,802	726,400
Operations and maintenance (1)	16,934	21,475	54,624	54,772
Taxes other than income	2,934	5,365	8,790	14,975
General and administrative	10,449	9,893	34,882	31,161
Other operating (income) expenses	—	3,920	(3,552)	10,134
Impairment	274	—	516	—
Depreciation, depletion, and amortization	28,586	28,597	86,237	80,799
Total costs and expenses	169,122	306,992	540,299	918,241
OPERATING (LOSS) INCOME	(5,261)	296,893	(81,246)	55,838
OTHER INCOME (EXPENSE):
Interest income	10	212	183	673
Other income	725	434	1,835	2,867
Interest expense, net	(4,315)	(7,498)	(17,282)	(23,576)
Interest rate risk management losses	(10,348)	(2,859)	(3,924)	(5,375)
Other expense	(267)	(205)	(801)	(652)
Total other expense	(14,195)	(9,916)	(19,989)	(26,063)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BEFORE INCOME TAXES	(19,456)	286,977	(101,235)	29,775
INCOME TAX PROVISION (BENEFIT)	5,841	(500)	1,634	(1,497)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(25,297)	287,477	(102,869)	31,272
DISCONTINUED OPERATIONS	26	594	266	1,451
NET (LOSS) INCOME	$(25,271)	$288,071	$(102,603)	$32,723

(1)	Includes costs to dispose of sulfur in our Upstream segment of $0.3 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

NET (LOSS) INCOME PER COMMON UNIT — BASIC AND DILUTED:

Basic (loss) income from continuing operations per unit:
Common units	$(0.33)	$3.93	$(1.35)	$0.43
Subordinated units	$(0.35)	$3.93	$(1.43)	$0.43
General partner units	$(0.33)	$3.93	$(1.35)	$0.43
Basic discontinued operations per unit:
Common units	$—	$0.01	$—	$0.02
Subordinated units	$—	$0.01	$—	$0.02
General partner units	$—	$0.01	$—	$0.02
Basic net (loss) income per unit:
Common units	$(0.33)	$3.94	$(1.35)	$0.45
Subordinated units	$(0.35)	$3.94	$(1.43)	$0.45
General partner units	$(0.33)	$3.94	$(1.35)	$0.45
Basic weighted average units outstanding:
Common units	53,632	50,824	53,276	50,762
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845

Diluted (loss) income from continuing operations per unit:
Common units	$(0.33)	$3.93	$(1.35)	$0.43
Subordinated units	$(0.35)	$3.93	$(1.43)	$0.43
General partner units	$(0.33)	$3.93	$(1.35)	$0.43
Diluted discontinued operations per unit:
Common units	$—	$0.01	$—	$0.02
Subordinated units	$—	$0.01	$—	$0.02
General partner units	$—	$0.01	$—	$0.02
Diluted net (loss) income per unit:
Common units	$(0.33)	$3.94	$(1.35)	$0.45
Subordinated units	$(0.35)	$3.94	$(1.43)	$0.45
General partner units	$(0.33)	$3.94	$(1.35)	$0.45
Diluted weighted average units outstanding:
Common units	53,632	50,868	53,276	50,900
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(102,603)	$32,723
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	86,237	80,799
Impairment	516	—
Amortization of debt issuance costs	801	655
Reclassifying financing derivative settlements	(8,330)	15,462
Distribution from unconsolidated affiliates – return on investment	247	1,751
Equity in earnings of unconsolidated affiliates	(988)	(2,859)
Equity-based compensation expense	5,024	4,147
Gain from sales of assets	(476)	—
Other operating income	(3,552)	—
Other	1,547	(1,726)
Changes in assets and liabilities — net of acquisitions:
Accounts receivable	41,365	634
Prepayments and other current assets	478	17
Risk management activities	103,927	30,592
Accounts payable	(50,022)	2,742
Due to affiliates	6,386	(559)
Accrued liabilities	(6,164)	(1,227)
Other assets and liabilities	(1,221)	420
Net cash provided by operating activities	73,172	163,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(81,289)
Additions to property, plant and equipment	(29,427)	(45,337)
Purchase of intangible assets	(1,219)	(1,438)
Proceeds from sale of fixed assets	476	—
Investment in unconsolidated affiliates	(806)	(3,416)
Net cash used in investing activities	(30,976)	(131,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(156,000)	(145,069)
Proceeds from revolving credit facility	131,000	377,383
Proceeds (payments) for derivative contracts	8,330	(15,462)
Payment of debt issuance costs	—	(789)
Repurchase of common units	(30)	—
Distributions to members and affiliates	(34,244)	(87,602)
Net cash (used in) provided by financing activities	(50,944)	128,461
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,748)	160,552
CASH AND CASH EQUIVALENTS — Beginning of period	17,916	68,552
CASH AND CASH EQUIVALENTS — End of period	$9,168	$229,104
SUPPLEMENTAL CASH FLOW DATA:
Interest paid — net of amounts capitalized	$21,755	$26,028
Cash paid for taxes	$1,377	$705
Investments in property, plant and equipment not paid	$1,720	$5,534
Units issued in acquisition from escrow	$3,000	$—

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — December 31, 2007	$(3,155)	50,699,647	$617,563	20,691,495	$112,360	$726,768
Net income	382	—	22,976	—	9,365	32,723
Distributions	(1,016)	—	(61,704)	—	(24,882)	(87,602)
Vesting of restricted units	—	124,384	—	—	—	—
Distributions to affiliates	—	—	(857)	—	—	(857)
Equity based compensation	40	—	2,910	—	1,197	4,147
BALANCE — September 30, 2008	$(3,749)	50,824,031	$580,888	20,691,495	$98,040	$675,179

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — December 31, 2008	$(3,714)	53,043,767	$625,590	20,691,495	$105,839	$727,715
Net loss	(1,155)	—	(73,137)	—	(28,311)	(102,603)
Distributions	(358)	—	(25,348)	—	(8,538)	(34,244)
Vesting of restricted units	—	217,503	—	—	—	—
Units returned from escrow	—	(7,065)	(25)	—	—	(25)
Units issued from escrow	—	849,858	3,000	—	—	3,000
Repurchase of common units	—	(9,844)	(30)	—	—	(30)
Equity based compensation	53	—	3,601	—	1,370	5,024
BALANCE — September 30, 2009	$(5,174)	54,094,219	$533,651	20,691,495	$70,360	$598,837

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

    Basis of Presentation and Principles of Consolidation— The accompanying financial statements include assets, liabilities and the results of operations of the Partnership. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

    Description of Business— The Partnership is a growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting and selling natural gas; fractionating and transporting natural gas liquids (“NGLs”); and marketing natural gas, condensate and NGLs, which collectively the Partnership calls its “Midstream Business”; (ii) acquiring, developing and producing interests in oil and natural gas properties, which the Partnership calls its “Upstream Business”; and (iii) acquiring and managing fee mineral and royalty interests, either through direct ownership or through investment in other partnerships in properties in multiple producing trends across the United States, which the Partnership calls its “Minerals Business.”  See Note 13 for a further description of the Partnership’s three businesses and the seven reportable segments in which it reports.

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

Impairment of Oil and Natural Gas Properties

    The Partnership reviews its proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, the Partnership recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves utilizing the Partnership’s estimated weighted average cost of capital.  In connection with the preparation of these financial statements for the nine months ended September 30, 2009, the Partnership recorded impairment charges of $0.2 million in its Upstream Segment as a result of a continued decline in natural gas prices during the period and an impairment of $0.3 million in its Minerals Segment as a result of a decline in natural gas prices and a slight reduction in oil reserves based on updated production performance during the period.  The Upstream Segment impairment charges related specifically to the three months ended March 31, 2009, and the Minerals Segment impairment charges related specifically to the three months ended September 30, 2009.  The Partnership did not incur any impairment charges related to its Upstream or Minerals Segments’ oil and natural gas properties during the three and nine months ended September 30, 2008.   The Partnership cannot predict the amount of additional impairment charges that may be recorded in the future.

Other Significant Accounting Policies

    Transportation and Exchange Imbalances—In the course of transporting natural gas and natural gas liquids for others, the Partnership’s Midstream Business may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which, if not subject to cash out provisions, are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods. Imbalance receivables are included in accounts receivable; imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of September 30, 2009, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $3.1 million, respectively. For the Midstream Business, as of December 31, 2008, the Partnership had imbalance receivables totaling $0.3 million and imbalance payables totaling $2.8 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas and natural gas liquids sold.

    Derivatives—The Partnership recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Partnership uses financial instruments such as put and call options, swaps and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. Because the Partnership has not designated any of these derivatives as hedges, the Partnership recognizes any changes in fair value in the unaudited condensed consolidated statements of operations. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the statements of cash flows. See Note 11 for a description of the Partnership’s risk management activities.

    Subsequent Events— The Partnership has evaluated all events subsequent to the balance sheet date of September 30, 2009 through the date of issuance, November 9, 2009.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (U.S. GAAP), the Accounting Standards Codification.  Unless needed to clarify a point to readers, the Partnership will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

    In December 2007, the FASB issued authoritative guidance to require that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception for the accounting for valuation allowances on deferred tax assets and acquired tax contingencies associated with acquisitions.  The guidance amends previous guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the amended guidance would also apply the provisions of such guidance.  The guidance was effective for the Partnership as of January 1, 2009 but the impact of the adoption on the Partnership’s consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

    In December 2007, the FASB issued authoritative guidance which requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The guidance was effective for the Partnership as of January 1, 2009 and did not have a material impact on its consolidated results of operations or financial position as the Partnership has no noncontrolling interests.

    In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  Non-financial assets and liabilities that the Partnership measures at fair value on a non-recurring basis consists primarily of property, plant and equipment, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

    In March 2008, the FASB issued authoritative guidance requiring enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. The guidance was effective for the Partnership as of January 1, 2009.  See Note 11 for the additional disclosures required related to the Partnership’s derivative instruments.

    In March 2008, the FASB approved authoritative guidance which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008.  The guidance was effective for the Partnership as of January 1, 2009 and the impact on its earnings per unit calculation has been retrospectively applied to September 30, 2008 (see Note 16).

    In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance must be applied prospectively to intangible assets acquired after the effective date.  The guidance was effective for the Partnership as of January 1, 2009 but the impact of the adoption on the Partnership’s consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

    In June 2008, the FASB issued authoritative guidance which affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  This guidance is effective for fiscal years beginning after December 15, 2008 and earnings-per-unit calculations would need to be adjusted retroactively.  The guidance was effective for the Partnership as of January 1, 2009 and the impact on its earnings per unit calculation has been retrospectively applied to September 30, 2008. (See Note 16).

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

    In April 2009, the FASB issued authoritative guidance amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings under certain circumstances.  This guidance was effective for the Partnership as of June 30, 2009 and did not have a material impact on its consolidated financial statements.

    In April 2009, the FASB issued authoritative guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance was effective for the Partnership as of June 30, 2009 and did not have a material impact on its consolidated financial statements.

    In April 2009, the FASB issued authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for the Partnership as of June 30, 2009.  (See Note 10).

    In April 2009, the FASB issued authoritative guidance which amended and clarified previous guidance with respect to contingencies.  The guidance provides that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined using the measurement period, the previous guidance shall apply.”  This guidance was effective for the Partnership as of January 1, 2009 but the impact of the adoption on the Partnership’s consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

    In May 2009, the FASB issued authoritative guidance which provides guidance on the Partnership’s assessment of subsequent events. Historically, the Partnership has relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  The guidance clarifies that the Partnership must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” The Partnership must perform its assessment for both interim and annual financial reporting periods prospectively.  The guidance was effective for the Partnership as of June 30, 2009 but the impact of the adoption will depend on the nature and the extent of transactions that occur subsequent to our interim and annual reporting periods.

    In June 2009, the FASB issued authoritative guidance which reflects the FASB’s response to issues entities have encountered when applying previous guidance.  In addition, this guidance addresses concerns expressed by the SEC, members of the United States Congress, and financial statement users about the accounting and disclosures required in the wake of the subprime mortgage crisis and the deterioration in the global credit markets.  In addition, because this guidance eliminates the exemption from consolidation for qualified special-purpose entities (“QSPEs”) a transferor will need to evaluate all existing QSPEs to determine whether they must be consolidated.   The guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption of is prohibited.   The Partnership is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial statements.

    In June 2009, the FASB issued authoritative guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis.  While the FASB’s discussions leading up to the issuance of this guidance focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises, as well as qualifying special-purpose entities (QSPEs) that were excluded from previous guidance.  Accordingly, an enterprise will need to carefully reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required.  This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption is prohibited.  The Partnership is currently evaluating the potential impact, if any, of the adoption on its financial statements.

    In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Partnership’s consolidated financial statements upon adoption.  Accordingly, the Partnership’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

    In September 2009, the FASB issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2010, for fiscal year 2011, unless the Partnership elects to early adopt the standards.  The Partnership has not yet evaluated the impact these standards will have on its financial position or results of operations.  The Partnership has not determined if it will early adopt the standards.

    In September 2009, the FASB issued an amendment to authoritative guidance to address the need for additional implementation guidance on accounting for uncertainty in income taxes and to specifically address the following questions, (1) is income tax paid by the entity attributable to the entity or its owners, (2) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity and (3) how should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities.  This amendment is effective for interim and annual periods ended after September 15, 2009.  The adoption of this guidance had no material impact on the Partnership’s financial statements.

NOTE 4. ACQUISITIONS

2008 Acquisitions

    Update on Millennium Acquisition.   With respect to the South Louisiana assets acquired in the acquisition of Millennium Midstream Partners, L.P. (“MMP”), the Yscloskey and North Terrebonne facilities were flooded with three to four feet of water as a result of the storm surges caused by Hurricanes Gustav and/or Ike in August and September 2008, respectively. The North Terrebonne facility came back on-line in November 2008 and the Yscloskey facility came back on-line in January 2009.  The Partnership received a partial payment for business interruption caused by Hurricanes Gustav and Ike of approximately $1.6 million, which was recognized as other revenue during the three months ended June 30, 2009. The former owners of MMP provided the Partnership indemnity coverage for Hurricanes Gustav and Ike to the extent losses are not covered by insurance and established an escrow account of 1,818,182 common units and $0.6 million in cash available for the Partnership to recover against for this purpose and for settlement of other purchase price adjustments.  As of December 31, 2008, the escrow account held 1,777,302 common units and $0.3 million in cash.  During the nine months ended September 30, 2009, the Partnership recovered 534,137 common units, the majority of which was on account of the purchase price adjustment, and the remaining $0.3 million in cash from the escrow account.  In addition, during the nine months ended September 30, 2009, the Partnership received $0.1 million representing the distribution for the fourth quarter of 2008 that was paid into escrow on 342,609 of those units, per an arrangement with the sellers that the fourth quarter 2008 distribution on certain units cancelled as part of the purchase price adjustment should be returned to the Partnership upon cancellation.  During the three months ended September 30, 2009, the 849,858 units were released out of escrow to the former owners of MMP on account of satisfaction of agreed-upon conditions for an early-release.  These units were accounted for as additional purchase price of $3.0 million.  As of September 30, 2009, the escrow account held 393,307 common units which are available for claims by the Partnership and will not be available for release to the former owners of MMP until April 1, 2010.  On October 8, 2009, the Partnership recovered an additional 2,003 common units from the escrow account.

    During the three months ended September 30, 2009, the Partnership finalized its purchase price allocations with respect to its Millennium Acquisition.  As of September 30, 2009, the total purchase price was $210.6 million.  With respect to the Millennium Acquisition, during the three months ended September 30, 2009, the Partnership decreased the amount assumed for the environmental liability by $0.5 million and increased the amount of other liabilities assumed by $0.5 million and decreased accounts receivable by $1.9 million, while it increased the amount allocated to property, plant and equipment and intangibles by $4.7 million, $0.7 million and $1.3 million, respectively.

    Update on Stanolind Acquisition. During the three months ended June 30, 2009, the Partnership finalized its purchase price allocations with respect to its acquisition of Stanolind Oil and Gas Corp. (“Stanolind”).  With respect to the Stanolind Acquisition, during the three months ended June 30, 2009, the Partnership decreased the amount assumed for the environmental liability by $1.3 million, reduced the deferred tax liability by $2.6 million and finalized the acquired working capital balances, which resulted in a decrease to the amount allocated to proved properties of $2.8 million and a decrease to the amount allocated to unproved properties of $0.5 million.

NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS

    Fixed assets consisted of the following:

	September 30, 2009	December 31, 2008
	($ in thousands)
Land	$1,241	$1,211
Plant	245,289	232,219
Gathering and pipeline	682,967	653,016
Equipment and machinery	20,044	18,672
Vehicles and transportation equipment	4,219	3,958
Office equipment, furniture, and fixtures	1,248	1,023
Computer equipment	6,445	4,714
Corporate	126	126
Linefill	4,269	4,269
Proved properties	518,164	515,452
Unproved properties	72,517	73,622
Construction in progress	16,094	39,498
	1,572,623	1,547,780
Less: accumulated depreciation, depletion and amortization	(259,237)	(190,171)
Net fixed assets	$1,313,386	$1,357,609

Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was approximately $13.5 million, $40.4 million, $9.8 million and $31.8 million, respectively. Depletion expense for the three and nine months ended September 30, 2009 and 2008 was approximately $9.4 million, $28.5 million, $14.1 million and $35.0 million, respectively.  In connection with the preparation of these financial statements for the nine months ended September 30, 2009, the Partnership recorded impairment charges related to its Upstream Segment’s proved property assets of $0.2 million during the three months ended March 31, 2009, and to its Minerals Segment’s proved property assets of $0.3 million during the three months ended September 30, 2009.  The Partnership did not incur any impairment charges during the three and nine months ended September 30, 2008. The Partnership capitalizes interest costs on major projects during extended construction time periods. Such interest costs are allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. During the three and nine months ended September 30, 2009 and 2008, the Partnership capitalized interest costs of less than $0.1 million, less than $0.1 million, approximately $0.1 million and approximately $0.5 million, respectively.

Asset Retirement Obligations—The Partnership recognizes asset retirement obligations for its oil and gas working interests associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Partnership recognizes asset retirement obligations for its midstream assets in accordance with the term “conditional asset retirement obligation,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the Partnership’s control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation upon initial recognition if the fair value of the liability can be reasonably estimated.

A reconciliation of our liability for asset retirement obligations is as follows (in thousands):

Asset retirement obligations—December 31, 2008	$19,872
Liabilities settled	(1,058)
Accretion expense	914
Asset retirement obligations—September 30, 2009	$19,728

NOTE 6. INTANGIBLE ASSETS

Intangible Assets—Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $5.7 million, $17.3 million, $4.7 million and $14.0 million for the three and nine months ended September 30, 2009 and 2008, respectively. Estimated aggregate amortization expense for 2009 and each of the four succeeding years is as follows: 2009—$22.9 million; 2010—$21.9 million; 2011—$11.2 million; 2012—$11.2 million; and 2013—$10.1 million. Intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
	($ in thousands)
Rights-of-way and easements—at cost	$86,908	$85,537
Less: accumulated amortization	(14,104)	(11,437)
Contracts	123,958	123,409
Less: accumulated amortization	(57,489)	(43,303)
Net intangible assets	$139,273	$154,206

            The amortization period for rights-of-ways and easements is 20 years. The amortization period for contracts range from 5 to 20 years, with an average life of approximately 10 years as of September 30, 2009.

NOTE 7. LONG-TERM DEBT

As of September 30, 2009 and December 31, 2008, the Partnership had $774.4 million and $799.4 million outstanding, respectively, under its revolving credit facility.  In April 2009, due to a regularly scheduled redetermination of the Upstream Segment’s borrowing base associated with its proved reserves, the Partnership’s borrowing base was lowered to $135 million, from $206 million, as a result of declining commodity prices, including sulfur prices.  The Partnership announced in October 2009 that its existing borrowing base of $135 million under its revolving credit facility was reaffirmed by its commercial lenders in the Partnership’s regularly scheduled semi-annual borrowing base redetermination. The reaffirmation is effective as of October 1, 2009, with no additional fees or increases in interest rate spread incurred.

As of September 30, 2009, the Partnership was in compliance with the financial covenants under its revolving credit facility, and the unused capacity available to the Partnership under the revolving credit facility was approximately $34 million (excluding the commitment from Lehman Brothers), based on the financial covenants.  The Partnership’s compliance with the financial covenants under its revolving credit facility in 2009 has benefited substantially from the Adjusted EBITDA contributions of its commodity hedging portfolio.  As currently structured, the Partnership’s commodity hedges will contribute less to its expected 2010 Adjusted EBITDA due to the lower strike prices on its swaps and floors on both its crude oil and natural gas hedges.  The Partnership’s ability to comply with the financial covenants over the next five quarters is uncertain and will depend upon the Partnership’s ability to reduce debt, enhance its commodity hedge portfolio or otherwise increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its Midstream facilities’ volumes.

On August 21, 2009, BBVA Compass Bank purchased certain assets and liabilities of Guaranty Bank, a wholly-owned subsidiary of Guaranty Financial Group Inc. Guaranty Bank has a commitment under Eagle Rock Energy’s revolving credit facility of $30 million, of which approximately $25 million has been previously funded.  BBVA Compass has notified the Partnership that it will continue to honor the Guaranty Bank commitment under Eagle Rock’s revolving credit facility.

NOTE 8. MEMBERS’ EQUITY

At September 30, 2009, there were 54,094,219 common units (excluding unvested restricted common units), 20,691,495 subordinated units (all subordinated units are owned by Holdings) and 844,551 general partner units outstanding. In addition, there were 793,739 unvested restricted common units outstanding.

Subordinated units represent limited partner interests in the Partnership, and holders of subordinated units exercise the rights and privileges available to unitholders under the limited partnership agreement. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.3625 per unit and any outstanding arrearages on the common units have been paid. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends.  The subordination period will end on the first day of any quarter beginning after September 30, 2009 in respect of which, among other things, the Partnership has earned and paid at least $1.45 (the minimum quarterly distribution on an annualized basis) on each outstanding limited partner unit and general partner unit for each of the three consecutive, non-overlapping four quarter periods immediately preceding such date and any outstanding arrearages on the common units have been paid.  Alternatively, the subordination period will end on the first business day after the Partnership earned and paid at least $0.5438 per quarter (150% of the minimum quarter distribution, or $2.175 on an annualized basis) on each outstanding limited partner unit and general partner unit for any four consecutive quarters ending on or after September 30, 2007 and there are no outstanding arrearages on the common units.  In addition, the subordination period will end upon the removal of the Partnership’s general partner other than for cause if the units held by the Partnership’s general partner and its affiliates are not voted in favor of such removal, at which point all outstanding common unit arrearages would be extinguished.  For each of the three months ended March 31, 2009, June 30, 2009 and September 30, 2009, the Partnership did not pay the full minimum quarterly distribution amount.  The third quarter 2009 Common Unit Arrearage is $0.3375 per common unit.  The Cumulative Common Unit Arrearage is expected to increase to $1.0125 per common unit with the payment of the third quarter 2009 distribution on November 13, 2009.  Both Common Unit Arrearage and Cumulative Common Unit Arrearage are terms defined in Eagle Rock Energy’s partnership agreement.

    During the three months ended June 30, 2009, the Partnership recovered and cancelled 7,065 common units that were being held in an escrow account related to its acquisition of MacLondon Energy, L.P.

    During the three months ended September 30, 2009, the Partnership released 849,858 common units that were previously held in an escrow account related to its acquisition of Millennium Midstream Partners, L.P. (“MMP”) to the former owners of MMP.

    On February 4, 2009, the Partnership declared its fourth quarter 2008 cash distribution to all its unitholders (i.e. common, general and subordinated) of record as of February 10, 2009. The distribution amount was $0.41 per unit, or approximately $31.6 million. The distribution was paid on February 13, 2009.

    On April 29, 2009, the Partnership declared its first quarter 2009 cash distribution to its common unitholders of record as of May 11, 2009.  The distribution amount was $0.025 per common unit, or approximately $1.4 million.  In addition, pursuant to the terms of the Partnership’s partnership agreement, the Partnership’s general partner received a distribution of $0.025 per general partner unit.  The distribution was paid on May 15, 2009.

On July 29, 2009, the Partnership declared its second quarter 2009 cash distribution of $0.025 per unit to its general partner (as to its general partner units) and its common unitholders of record as of August 10, 2009.  The distribution amount was approximately $1.4 million.  The distribution was paid on August 14, 2009.

On October 28, 2009, the Partnership declared its third quarter 2009 cash distribution of $0.025 per unit to its general partner (as to its general partner units) and its common unitholders of record as of November 9, 2009.  The distribution will be paid November 13, 2009.

NOTE 9. RELATED PARTY TRANSACTIONS

    On July 1, 2006, the Partnership entered into a month-to-month contract for the sale of natural gas with an affiliate of Natural Gas Partners, under which the Partnership sells a portion of its gas supply to such affiliate.  In July 2008, the company to which the Partnership sold its natural gas was sold by the affiliate of Natural Gas Partners and thus ceased being a related party.  For the three and nine months ended September 30, 2008, during which such counterparty was an affiliate, the Partnership recorded revenues from such affiliate of less than $0.1 million and $16.0 million respectively.

    In addition, during the three and nine months ended September 30, 2009 and 2008, the Partnership incurred $1.9 million, $6.6 million, $1.7 million, and $4.7 million, respectively, in expenses with related parties, of which there was an outstanding accounts payable balance of $0.6 million and $0.7 million, respectively, as of September 30, 2009 and December 31, 2008.

    Related to its investments in unconsolidated subsidiaries, during the three and nine months ended September 30, 2009 and 2008, the Partnership recorded income of $0.2 million, $1.2 million, $0.4 million and $2.9 million, respectively, of which there was no outstanding account receivable balances as of September 30, 2009 and December 31, 2008.

    During the three and nine months ended September 30, 2009, the Partnership incurred approximately $0.3 million and $1.0 million, respectively, for services performed by Stanolind Field Services (“SFS”), which is an entity controlled by NGP.  As of September 30, 2009, there were less than $0.1 million outstanding accounts payable balances.

    As of September 30, 2009 and December 31, 2008, Eagle Rock Energy G&P, LLC had $10.9 million and $4.5 million, respectively, of outstanding checks paid on behalf of the Partnership. This amount was recorded as Due to Affiliate on the Partnership’s balance sheet in current liabilities. As the checks are drawn against Eagle Rock Energy G&P, LLC’s cash accounts, the Partnership reimburses Eagle Rock Energy G&P, LLC.

    The Partnership is leasing office space from Montierra Minerals & Production, L.P. (“Montierra”), which is owned by NGP and certain members of the Partnership’s senior management, including the Chief Executive Officer.  During the three and nine months ended September 30, 2009, the Partnership made rental payments of less than $0.1 million.  In addition, the Partnership was reimbursed by Montierra for services performed by its employees on behalf of Montierra of less than $0.1 million for both the three and nine months ended September 30, 2009.  As of September 30, 2009 and December 31, 2008, the Partnership has an outstanding receivable balance of less than $0.1 million and $0.3 million, respectively, due from Montierra and an outstanding payable balance of $0.7 million due to Montierra.

    As of September 30, 2009 and December 31, 2008, the Partnership had an outstanding receivable balance of $0.9 million and $1.9 million, respectively, due from an affiliate of NGP.

    On September 18, 2009, the Partnership announced that the Board of Directors of the general partner of the general partner of the Partnership (the “Board of Directors”) received a letter from Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. (collectively with Natural Gas Partners IX, L.P. and other affiliates, “NGP”) wherein NGP proposed a series of transactions between NGP and the Partnership.

   On October 13, 2009, the Partnership announced that its Board of Directors received a letter from NGP as a follow-up to NGP’s original proposal which included a term sheet setting forth revised terms and conditions to NGP’s original proposal.  The revised proposal contemplated, in exchange for a $32.5 million fee payable to NGP, an equity commitment (including a standby equity commitment to support a public equity offering by the Partnership), a commitment to purchase its Minerals Business for $145 million subject to a marketed sales process, the contribution to the Partnership of all outstanding subordinated units and incentive distribution rights, and an option to acquire its general partner. The proposal also contemplated a new incentive plan for its management team.

    On October 17, 2009, the Partnership received a proposal from Black Stone Minerals Company, L.P. (“Black Stone”), which included, among other terms and conditions, an offer by Black Stone and certain of its co-investors (collectively, “BSMC”) to purchase its Minerals Business for $157.5 million and to provide a standby equity investment commitment in support of a public equity offering by the Partnership.

    On November 7, 2009, the Partnership received a joint proposal from NGP and Black Stone that revises, and serves as a replacement of, each of their respective most recent individual proposals to the Partnership (the “Joint Proposal”).  The Joint Proposal contemplates the following, among other things:

•	a commitment by NGP to participate in a portion of, and provide support for (“back-stop”), a rights offering and an equity offering;

•	a commitment by Black Stone to purchase the Partnership's Minerals Business for $170 million;

•	an assignment to the Partnership of all the Partnership's incentive distribution rights and subordinated units;

•
an option in favor of the Partnership to acquire the Partnership’s 844,551 outstanding general partner units by acquiring all of the outstanding equity of the general partner of our general partner and all of the limited partner units of its general partner, in exchange for one million newly-issued common units; and

•	the payment by the Partnership to NGP of a transaction fee, payable at the Partnership’s option as $29 million in cash or as some combination of cash, common units and/or warrants.

    At management’s request to the Conflicts Committee of the Board of Directors ("Conflicts Committee"), the new incentives for the management team that were included in NGP’s prior proposals were not included in the Joint Proposal.

    Because a transaction between NGP and the Partnership would be a related-party transaction, our Board of Directors previously authorized its Conflicts Committee to review the prior NGP proposals with the Conflicts Committee’s financial advisors and legal counsel and negotiate same with NGP on behalf of the Partnership.  Because the Joint Proposal would be a related-party transaction, the Conflicts Committee is similarly authorized to review the Joint Proposal with its financial and legal counsel.  The Conflicts Committee has not yet determined that the Joint Proposal constitutes an acceptable framework for negotiation of definitive documents.

    The Partnership caution its unitholders that the joint proposal is not binding at this time, that neither the Board of Directors nor the Conflicts Committee has made any decision with respect to the joint proposal, and that there can be no assurance that any definitive documents will be executed or that any transaction will be approved or consummated.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Partnership adopted authoritative guidance which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Partnership utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk inherent in the inputs to the valuation technique. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

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

As of September 30, 2009, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude, natural gas and natural gas liquids (“NGLs”) at fair value. The Partnership has classified the inputs to measure the fair value of its interest rate swaps, crude derivatives and natural gas derivatives as Level 2. Because the NGL market is considered to be less liquid and thinly traded, the Partnership has classified the inputs related to its NGL derivatives as Level 3.

The following table discloses the fair value of the Partnership’s derivative instruments as of September 30, 2009.

	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude derivatives	$—	$23,590	$—	$23,590
Natural gas derivatives	—	7,348	—	7,348
NGL derivatives	—	—	610	610
Interest rate swaps	—	194	—	194
Total	$—	$31,132	$610	$31,742
Liabilities:
Crude derivatives	$—	$(30,435)	$—	$(30,435)
Natural gas derivatives	—	(1,102)	—	(1,102)
NGL derivatives	—	—	(4,462)	(4,462)
Interest rate swaps	—	(30,395)	—	(30,395)
Total	$—	$(61,932)	$(4,462)	$(66,394)

As of September 30, 2009, risk management current and long-term assets in the unaudited condensed consolidated balance sheet include put premium and other derivative costs, net of amortization, of $10.1 million and $1.7 million, respectively.

The following table sets forth a reconciliation of changes in the fair value of the NGL derivatives classified as Level 3 in the fair value hierarchy during the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008

Net liability balances as of July 1	$(520)	$(36,856)
Settlements	(1,029)	—
Transfers from Level 3 to Level 2	—	4,931
Total gains or losses (realized and unrealized)	(2,303)	17,702
Net liability balances as of September 30	$(3,852)	$(14,223)

The following table sets forth a reconciliation of changes in the fair value of the NGL derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008

Net asset (liability) balances as of January 1	$14,016	$(36,695)
Settlements	(1,939)	—
Transfers from Level 3 to Level 2	—	15,661
Total gains or losses (realized and unrealized)	(15,929)	6,811
Net liability balances as of September 30	$(3,852)	$(14,223)

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

    The Partnership recognized a gain of $3.3 million and $17.9 million, respectively, in the three and nine months ended September 30, 2009 that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at September 30, 2009 which are included in the unrealized commodity commodity gains (losses).

    The following table discloses the fair value of the Partnership’s assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2009 (in thousands):

	September 30, 2009	Level 1	Level 2	Level 3	Total Losses
Impaired proved properties	$355	$—	$—	$355	$516

    In connection with the preparation of these financial statements for the nine months ended September 30, 2009, the Partnership wrote down proved properties with a carrying value of $0.8 million to their fair value of $0.3 million, resulting in an impairment charge of $0.5 million being included in earnings for the nine month period.  This impairment charge related specifically to a $0.2 million charge taken in the three months ended March 31, 2009 in the Upstream Segment and an additional $0.3 million charge taken in the three months ended September 30, 2009 in the Minerals Segment.  The Partnership calculated the fair value of the impaired proved properties using its proved reserves, estimated forward prices and an estimated weighted average cost of capital.

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

    The table below summarizes the terms, notional amounts and rates to be paid and the fair values of the various interest swaps as of September 30, 2009:

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

    Our interest rate derivative counterparties include Wells Fargo Bank N.A. / Wachovia Bank N.A and The Royal Bank of Scotland plc.

    Commodity Derivative Instruments

    The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership’s control.  These risks can cause significant changes in the Partnership’s cash flows and affect its ability to achieve its distribution objective and comply with the covenants of its revolving credit facility.  In order to manage the risks associated with the future prices of crude oil, natural gas and NGLs, the Partnership engages in non-speculative risk management activities that take the form of commodity derivative instruments.  The Partnership has determined that it is necessary to hedge a substantial portion of its expected production in order to meaningfully reduce its future cash flow volatility.  The Partnership generally limits its hedging levels to 80% of expected future production.   While hedging at this level of production does not eliminate all of the volatility in the Partnership’s cash flows, it allows the Partnership to mitigate the risk of situations where a modest loss of production would put it in an over-hedged position.  The Partnership may hedge for periods of time above the 80% of expected future production levels where it deems it prudent to reduce extreme future price volatility.  However, hedging to that level requires approval of the Board of Directors, which the Partnership has obtained for its 2009 and 2010 hedging activity.  At times, the Partnership’s strategy may involve entering into hedges with strike prices above current future prices or resetting existing hedges to higher price levels in order to meet its cash flow objectives or to stay in compliance with its revolving credit facility.  In addition, the Partnership may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Expected future production for its Upstream and Minerals Businesses is derived from the proved reserves, adjusted for price-dependent expenses and revenue deductions.  For the Midstream Business, expected future production is based on the expected production from wells currently flowing to the Partnership’s processing plants, plus additional volumes the Partnership expects to receive from future drilling activity by its producer customer base.  The Partnership’s expectations for its Midstream Business volumes associated with future drilling are based on information it receives from its producer customer base and historical observations. The Partnership applies the appropriate contract terms to these projections to determine its expected future equity share of the commodities.

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

Our commodity derivative counterparties include BNP Paribas, Wachovia Bank N.A, Comerica Bank, Barclays Bank PLC, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs), BBVA Compass Bank and Credit Suisse Energy LLC (an affiliate of Credit Suisse Group AG).

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

    The following table, as of September 30, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2009 (excluding transactions and volumes that settled or were unwound during the nine months ended September 30, 2009):

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
IF Waha	Oct-Dec 2009	60,000 mmbtu	Costless Collar	7.50	8.90
NYMEX Henry Hub	Oct-Dec 2009	40,000 mmbtu	Costless Collar	6.25	11.20
NYMEX Henry Hub	Oct-Dec 2009	170,000 mmbtu	Costless Collar	7.85	9.25
NYMEX Henry Hub	Oct-Dec 2009	170,000 mmbtu	Swap	8.35
NYMEX Henry Hub	Oct-Dec 2009	140,000 mmbtu	Swap	6.685
NYMEX Henry Hub	Oct-Dec 2009	140,000 mmbtu	Swap	6.885
Crude Oil:
NYMEX WTI	Oct-Dec 2009	18,000 bbls	Costless Collar	60.00	77.00
NYMEX WTI	Oct-Dec 2009	15,000 bbls	Costless Collar	93.00	100.85
NYMEX WTI	Oct-Dec 2009	21,000 bbls	Put	90.00
NYMEX WTI	Oct-Dec 2009	15,000 bbls	Put	100.00
NYMEX WTI	Oct-Dec 2009	75,000 bbls	Swap	71.25
NYMEX WTI	Oct-Dec 2009	150,000 bbls	Swap	100.00
NYMEX WTI (1)	Oct-Dec 2009	180,000 bbls	Swap	97.00
Natural Gas Liquids:
OPIS Ethane Mt Belv non TET	Oct-Dec 2009	1,260,000 gallons	Costless Collar	0.48	0.58
OPIS Ethane Mt Belv non TET	Oct-Dec 2009	1,260,000 gallons	Swap	0.53
OPIS Ethane Mt Belv non TET	Oct-Dec 2009	3,150,000 gallons	Swap	0.6361
OPIS IsoButane Mt Belv non TET	Oct-Dec 2009	315,000 gallons	Costless Collar	0.935	1.035
OPIS IsoButane Mt Belv non TET	Oct-Dec 2009	315,000 gallons	Swap	0.985
OPIS IsoButane Mt Belv non TET	Oct-Dec 2009	368,676 gallons	Swap	1.295
OPIS NButane Mt Belv non TET	Oct-Dec 2009	693,000 gallons	Costless Collar	0.935	1.035
OPIS NButane Mt Belv non TET	Oct-Dec 2009	693,000 gallons	Swap	0.985
OPIS NButane Mt Belv non TET	Oct-Dec 2009	732,732 gallons	Swap	1.2775
OPIS Propane Mt Belv non TET	Oct-Dec 2009	1,323,000 gallons	Costless Collar	0.765	0.815
OPIS Propane Mt Belv non TET	Oct-Dec 2009	1,323,000 gallons	Swap	0.815
OPIS Propane Mt Belv non TET	Oct-Dec 2009	1,890,000 gallons	Swap	1.0925
OPIS Propane Mt Belv non TET	Oct-Dec 2009	542,556 gallons	Swap	1.0775
OPIS Propane Mt Belv non TET	Oct-Dec 2009	481,194 gallons	Swap	1.0875

(1)
6,000 barrels of this “in-the-money” swap were “unwound” as part of the October 8, 2009 hedge transactions.  Also as part of an October 8, 2009 hedge transaction, 114,000 barrels were reset from $97.00 to $135.00 for the months of November and December of 2009.  See additional discussion of the October 8, 2009 transaction below.

    During the nine months ended September 30, 2009, the Partnership entered into the following derivative transactions for the 2010 calendar year: a 125,000 MMBtu per month Henry Hub natural gas swap at $6.65 per MMBtu on January 19, 2009, a 170,000 MMBtu per month Henry Hub natural gas swap at $6.14 per MMBtu on February 17, 2009, a 45,000 barrel per month WTI crude oil swap at $53.55 per barrel on February 17, 2009 and a 40,000 barrel per month WTI crude oil swap at $51.40 per barrel on February 19, 2009.

    The following table, as of September 30, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2010:

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2010	1,320,000 mmbtu	Costless Collar	$7.70	$9.10
NYMEX Henry Hub	Jan-Dec 2010	1,500,000 mmbtu	Swap	6.65
NYMEX Henry Hub	Jan-Dec 2010	2,040,000 mmbtu	Swap	6.14
Crude Oil:
NYMEX WTI	Jan-Dec 2010	60,000 bbls	Costless Collar	50.00	67.50
NYMEX WTI	Jan-Dec 2010	60,000 bbls	Costless Collar	50.00	68.00
NYMEX WTI	Jan-Dec 2010	108,000 bbls	Costless Collar	90.00	99.80
NYMEX WTI	Jan-Dec 2010	180,000 bbls	Costless Collar	50.00	67.50
NYMEX WTI	Jan-Dec 2010	180,000 bbls	Costless Collar	50.00	68.30
NYMEX WTI	Jan-Dec 2010	60,000 bbls	Put	100.00
NYMEX WTI	Jan-Dec 2010	72,000 bbls	Put	90.00
NYMEX WTI	Jan-Dec 2010	120,000 bbls	Swap	78.35
NYMEX WTI	Jan-Dec 2010	300,000 bbls	Swap	70.00
NYMEX WTI(1)	Jan-Dec 2010	540,000 bbls	Swap	53.55
NYMEX WTI	Jan-Dec 2010	480,000 bbls	Swap	51.40
Natural Gas Liquids:
OPIS Ethane Mt Belv non TET	Jan-Dec 2010	4,536,000 gallons	Costless Collar	0.43	0.53
OPIS Ethane Mt Belv non TET	Jan-Dec 2010	4,536,000 gallons	Swap	0.58
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	2,520,000 gallons	Costless Collar	0.82	1.02
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	5,544,000 gallons	Costless Collar	0.82	1.02
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	5,040,000 gallons	Costless Collar	0.705	0.81
OPIS IsoButane Mt Belv non TET	Jan-Dec 2010	5,040,000 gallons	Swap	0.755

(1)	On November 2, 2009, 135,000 barrels were reset from $53.55 to $95.00 for the months of January, February and March 2010. See additional discussion of the November 2, 2009 transaction below.

    During the nine months ended September 30, 2009, the Partnership entered into the following derivative transactions for its 2011 calendar year: a 30,000 barrel per month NYMEX WTI swap at $65.60 per barrel on March 31, 2009, a 10,000 barrel per month NYMEX WTI swap at $65.10 per barrel on April 1, 2009, a 20,000 barrel per month NYMEX WTI swap at $75.00 per barrel on June 1, 2009, a 20,000 barrel per month NYMEX WTI swap at $80.05 per barrel on June 9, 2009, a 60,000 MMBtu per month HENRY HUB swap at $7.085 per MMBtu on June 9, 2009 and a 190,000 MMBtu per month Henry Hub swap at $6.57 per MMBtu on July 30, 2009.

    The following table, as of September 30, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2011:

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2011	1,200,000 mmbtu	Costless Collar	$7.50	$8.85
NYMEX Henry Hub	Jan-Dec 2011	720,000 mmbtu	Swap	7.085
NYMEX Henry Hub	Jan-Dec 2011	2,280,000 mmbtu	Swap	6.57
Crude Oil:
NYMEX WTI(1)	Jan-Dec 2011	139,152 bbls	Costless Collar	75.00	85.70
NYMEX WTI(2)	Jan-Dec 2011	125,256 bbls	Swap	80.00
NYMEX WTI	Jan-Dec 2011	360,000 bbls	Swap	65.60
NYMEX WTI	Jan-Dec 2011	120,000 bbls	Swap	65.10
NYMEX WTI	Jan-Dec 2011	240,000 bbls	Swap	75.00
NYMEX WTI	Jan-Dec 2011	240,000 bbls	Swap	80.05

(1)	460,848 barrels of this costless collar were “unwound” as part of the January 8, 2009 hedge transactions.
(2)	414,744 barrels of this swap were “unwound” as part of the January 8, 2009 hedge transactions.

    During the nine months ended September 30, 2009, the Partnership entered into the following derivative transactions for its 2012 calendar year: a 20,000 barrel per month NYMEX WTI swap at $68.30 per barrel on April 1, 2009, a 20,000 barrel per month NYMEX WTI swap at $76.50 per barrel on June 1, 2009, a 20,000 barrel per month NYMEX WTI swap at $82.02 per barrel on June 9, 2009 and a 260,000 MMBtu per month Henry Hub swap at $6.77 per MMBtu on July 30, 2009.

    The following table, as of September 30, 2009, sets forth certain information regarding our commodity derivatives that will mature during the year ended December 31, 2012:

Underlying	Period	Total Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2012	1,080,000 mmbtu	Costless Collar	$7.35	$8.65
NYMEX Henry Hub	Jan-Dec 2012	3,120,000 mmbtu	Swap	6.77
Crude Oil:
NYMEX WTI(1)	Jan-Dec 2012	135,576 bbls	Costless Collar	75.30	86.30
NYMEX WTI(2)	Jan-Dec 2012	108,468 bbls	Swap	68.30
NYMEX WTI	Jan-Dec 2012	240,000 bbls	Swap	80.30
NYMEX WTI	Jan-Dec 2012	240,000 bbls	Swap	76.50
NYMEX WTI	Jan-Dec 2012	240,000 bbls	Swap	82.02

(1)	464,424 barrels of this costless collar were “unwound” as part of the January 8, 2009 hedge transactions.
(2)	371,532 barrels of this swap were “unwound” as part of the January 8, 2009 hedge transactions.

    On October 8, 2009, the Partnership unwound a portion of an “in-the-money” 2009 WTI crude oil swap and reset the remaining portion.  For the first part of the transaction, the Partnership bought 3,000 barrels per month for the months of November and December of 2009, for which the Partnership received $0.1 million from the counterparty.  For the second part of the transaction, the Partnership reset, from $97.00 to $135.00, the swap price for the remaining 57,000 barrels a month for the months of November and December of 2009, for which the Partnership paid the counterparty $4.3 million.

    On October 22, 2009, the Partnership entered into a 30,000 barrel per month WTI crude oil costless collar with a floor of $80.00 and a cap of $92.40 for the 2011 calendar year and a 30,000 barrel per month WTI crude oil costless collar with a floor of $80.00 and a cap of $98.50 for the 2012 calendar year.

    On November 2, 2009, the Partnership reset a 2010 WTI crude oil swap, from $53.55 to $95.00, the swap price for 45,000 barrels a month for the months of January, February and March 2010, for which the Partnership paid the counterparty $5.7 million.

    Fair Value of Interest Rate and Commodity Derivatives

    Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the unaudited condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008:

	Derivative Assets				Derivative Liabilities
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	($ in thousands)
Interest rate derivatives – assets	Long-term assets	$194		$—		$—		$—
Interest rate derivatives – liabilities		—		—	Current liabilities	(16,048)	Current liabilities	(13,763)
Interest rate derivatives – liabilities		—		—	Long-term liabilities	(14,347)	Long-term liabilities	(26,182)
Commodity derivatives – assets	Current assets	26,017	Current assets	77,603		—		—
Commodity derivatives – assets	Long-term assets	5,531	Long-term assets	34,088		—		—
Commodity derivatives – liabilities		—	Current assets	(834)	Current liabilities	(18,940)		—
Commodity derivatives – liabilities		—	Long-term assets	(1,637)	Long-term liabilities	(17,059)		—

Total derivatives		$31,742		$109,220		$(66,394)		$(39,945)

    The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership’s Unaudited Condensed Consolidated Statement of Operations:

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
		($ in thousands)
Interest rate derivatives	Interest rate risk management losses	$(10,348)	$(2,859)	$(3,924)	$(5,375)
Commodity derivatives	Commodity risk management (losses) gains	(8,832)	231,851	(57,137)	(97,769)

Total		$(19,180)	$228,992	$(61,061)	$(103,144)

    Our hedge counterparties are participants in our credit agreement, and the collateral for the outstanding borrowings under our credit agreement is used as collateral for our hedges.  We do not have rights to collateral from our counterparties, nor do we have rights of offset against borrowings under our credit agreement.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

    Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership’s accruals were approximately $0.1 million as of September 30, 2009 and December 31, 2008 related to these matters. The Partnership has been indemnified up to a certain dollar amount for certain lawsuits that were assumed as part of prior acquisitions. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership would expect to make a claim against the indemnification up to the limits of the indemnification. For these indemnified lawsuits, the Partnership has not established any accruals because the Partnership considers remote the likelihood of these lawsuits being successful in amounts in excess of the indemnification limits. These matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

    Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership’s combined results of operations, financial position or cash flows. At September 30, 2009 and December 31, 2008, the Partnership had accrued approximately $4.9 million and $8.6 million, respectively, for environmental matters.

    The Partnership has voluntarily undertaken a self-audit of its compliance with air quality standards, including permitting in the Texas Panhandle Segment as well as a majority of its other Midstream Business locations and some of its Upstream Business locations in Texas. This audit has been performed pursuant to the Texas Environmental, Health and Safety Audit Privilege Act, as amended. The Partnership has completed the disclosures to the Texas Commission on Environmental Quality (“TCEQ”), and the Partnership is addressing in due course the deficiencies that it disclosed therein.  The Partnership does not foresee at this time any impediment to the timely corrective efforts identified as a result of these audits.

    Subsequent to December 31, 2008, the Partnership received additional Notices of Enforcement (“NOEs”) and Notices of Violation (“NOVs”) from the TCEQ related to air compliance matters.  The Partnership expects to receive additional NOEs or NOVs from the TCEQ from time to time throughout 2009.  Though the TCEQ has the discretion to adjust penalties and settlements upwards based on a compliance history containing multiple, successive NOEs, the Partnership does not expect that the resolution of any existing NOE or any future similar NOE will vary significantly from the administrative penalties and agreed settlements experienced by it to date.

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

    Other Commitments—The Partnership utilizes operating leases for its corporate office, certain rights-of way, facility locations and vehicles. Rental expense, including leases with no continuing commitment, amounted to approximately, $1.8 million, $6.0 million, $1.2 million, and $3.7 million for the three and nine months ended September 30, 2009 and September 30, 2008, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

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

risk management and other corporate activities such as general and administrative expenses.

The Partnership’s chief operating decision-maker (“CODM”) currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

Midstream Business Three Months Ended September 30, 2009	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Gulf of Mexico	Total Midstream Business
($ in thousands)
Sales to external customers	$70,263	$18,672	$53,620	$8,618	$151,173
Cost of natural gas and natural gas liquids	46,540	16,842	39,665	6,898	109,945
Operating costs and other expenses	8,206	896	4,727	310	14,139
Depreciation, depletion, amortization and impairment	11,602	1,287	4,458	1,480	18,827
Operating income (loss) from continuing operations	$3,915	$(353)	$4,770	$(70)	$8,262

Capital Expenditures	$1,332	$27	$2,094	$165	$3,618
Segment Assets	$556,963	$66,758	$324,893	$86,789	$1,035,403

Total Segments Three Months Ended September 30, 2009	Total Midstream Business	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in thousands)
Sales to external customers	$151,173	$17,470	$4,050	$(8,832	)(a)	$163,861
Cost of natural gas and natural gas liquids	109,945	—	—	—		109,945
Operating costs and other expenses	14,139	5,526	203	10,449		30,317
Depreciation, depletion, amortization and impairment	18,827	7,768	1,928	337		28,860
Operating income (loss) from continuing operations operations	$8,262	$4,176	$1,919	$(19,618)		$(5,261)

Capital Expenditures	$3,618	$2,780	$—	$308		$6,706
Segment Assets	$1,035,403	$373,172	$135,844	$46,423		$1,590,842

Midstream Business Three Months Ended September 30, 2008	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Business
($ in thousands)
Sales to external customers	$182,279	$36,187	$80,769	$299,235
Cost of natural gas and natural gas liquids	138,428	33,307	66,007	237,742
Operating costs and other expenses	9,190	635	4,194	14,019
Depreciation, depletion, and amortization	10,984	939	2,989	14,912
Operating income from continuing operations	$23,677	$1,306	$7,579	$32,562

Capital Expenditures	$7,152	$201	$2,591	$9,944
Segment Assets	$580,553	$89,604	$250,910	$921,067

Total Segments Three Months Ended September 30, 2008	Total Midstream Business	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in thousands)
Sales to external customers	$299,235	$55,406	$17,393	$231,851	(a)	$603,885
Cost of natural gas and natural gas liquids	237,742	—	—	—		237,742
Operating costs and other expenses	14,019	12,394	427	13,813		40,653
Depreciation, depletion, and amortization	14,912	11,170	2,321	194		28,597
Operating income (loss) from continuing operations operations	$32,562	$31,842	$14,645	$217,844		$296,893

Capital Expenditures	$9,944	$4,532	$—	$—		$14,476
Segment Assets	$921,067	$634,512	$149,380	$68,102		$1,773,061

(a)	Represents results of the Partnership’s derivative activities.

Midstream Business Nine Months Ended September 30, 2009	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Gulf of Mexico	Total Midstream Business
($ in thousands)
Sales to external customers	$205,000	$78,077	$156,900	$22,668	$462,645
Cost of natural gas and natural gas liquids	147,894	71,730	121,907	17,271	358,802
Operating costs and other expenses	24,407	2,946	13,887	1,386	42,626
Depreciation, depletion, amortization and impairment	33,660	3,995	13,469	4,445	55,569
Operating income (loss) from continuing operations	$(961)	$(594)	$7,637	$(434)	$5,648

Capital Expenditures	$5,042	$41	$16,172	$306	$21,561
Segment Assets	$556,963	$66,758	$324,893	$86,789	$1,035,403

Total Segments Nine Months Ended September 30, 2009	Total Midstream Business	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in thousands)
Sales to external customers	$462,645	$42,757	$10,788	$(57,137	)(a)	$459,053
Cost of natural gas and natural gas liquids	358,802	—	—	—		358,802
Operating costs and other expenses	42,626	16,264	972	34,882		94,744
Depreciation, depletion, amortization and impairment	55,569	25,361	5,055	768		86,753
Operating income (loss) from continuing operations operations	$5,648	$1,132	$4,761	$(92,787)		$(81,246)

Capital Expenditures	$21,561	$6,360	$—	$1,732		$29,653
Segment Assets	$1,035,403	$373,893	$135,844	$46,423		$1,590,842

Midstream Business Nine Months Ended September 30, 2008	Texas Panhandle Segment	South Texas Segment	East Texas / Louisiana Segment	Total Midstream Business
($ in thousands)
Sales to external customers	$522,114	$125,712	$249,052	$896,878
Cost of natural gas and natural gas liquids	398,828	117,635	209,937	726,400
Operating costs and other expenses	25,653	1,862	11,511	39,026
Depreciation, depletion, and amortization	32,587	2,812	8,846	44,245
Operating income from continuing operations	$65,046	$3,403	$18,758	$87,207

Capital Expenditures	$20,607	$780	$8,686	$30,073
Segment Assets	$580,553	$89,604	$250,910	$921,067

Total Segments Nine Months Ended September 30, 2008	Total Midstream Business	Upstream Segment	Minerals Segment	Corporate Segment		Total Segments
($ in thousands)
Sales to external customers	$896,878	$140,364	$34,606	$(97,769	)(a)	$974,079
Cost of natural gas and natural gas liquids	726,400	—	—	—		726,400
Operating costs and other expenses	39,026	29,369	1,352	41,295		111,042
Depreciation, depletion, and amortization	44,245	29,509	6,460	585		80,799
Operating income (loss) from continuing operations operations	$87,207	$81,486	$26,794	$(139,649)		$55,838

Capital Expenditures	$30,073	$17,716	$—	$—		$47,789
Segment Assets	$921,067	$634,512	$149,380	$68,102		$1,773,061

(a)	Represents results of the Partnership’s derivative activities.

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

As a result of the taxable income from the underlying partnerships owned by the C Corporations described above, net operating loss carryforwards and statutory depletion carryforwards of $3.7 million, $6.8 million, $0.2 million, and $0.6 million were used during the three and nine months ended September 30, 2009 and 2008, respectively, which resulted in a release of the valuation allowance established for the net operating losses as of December 31, 2008.

Effective Rate - The effective rate for the three and nine month periods ended September 30, 2009 was (4.0)% and (1.6)% compared to (0.2)% and (4.7)% for the three and nine month period ended September 30, 2008, respectively.

Deferred Taxes - As of September 30, 2009, the net deferred tax liability was $40.4 million compared to $42.3 million as of December 31, 2008 and is primarily attributable to temporary book and tax basis differences of the entities subject to federal income taxes discussed above.  These temporary differences result in a net deferred tax liability which will be reduced as allocation of depreciation and depletion in proportion to the assets contributed brings the book and tax basis closer together over time.  This deferred tax liability was recognized in conjunction with the purchase accounting for the Stanolind and Redman acquisitions.

Accounting for Uncertainty in Income Taxes - The Partnership must recognize the tax effects of any uncertain tax positions it may adopt, if the position taken by the Partnership is not more likely than not sustainable.  If a tax position meets such criteria, the tax effect to be recognized by the Partnership would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and the Partnership’s adoption of this guidance had and continues to have no material impact on its financial position, results of operations or cash flows.

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

A summary of the LTIP restricted common units’ activity for the three months ended September 30, 2009, is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Nonvested at December 31, 2008	905,486	$17.00
Granted	174,400	$4.52
Vested	(217,503)	$20.07
Forfeitures/Cancellations	(68,644)	$15.18
Nonvested at September 30, 2009	793,739	$13.58

For the three and nine months ended September 30, 2009 and 2008, non-cash compensation expense of approximately $0.9 million, $4.6 million, $1.4 million and $4.1 million, respectively, was recorded related to the granted restricted units under the LTIP.

As of September 30, 2009, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $7.6 million. The remaining expense is to be recognized over a weighted average of 1.5 years.

In addition to equity awards under the LTIP involving units of the Partnership, Eagle Rock Holdings, L.P. (“Holdings”), which is controlled by NGP, in the past has from time to time granted equity in Holdings to certain employees working on behalf of the Partnership, some of which are named executive officers.  During the nine month period ended September 30, 2009, specifically, during the three-month periods ended March 31, 2009, Holdings granted 160,000 “Tier I” incentive interests to one Eagle Rock Energy employee.  Under the guidance of U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 1.B: “Allocation Of Expenses And Related Disclosure In Financial Statements Of Subsidiaries, Divisions Or Lesser Business Components Of Another Entity,” the Partnership recorded a portion of the value of the incentive units as compensation expense in the Partnership’s financial statements.  This allocation is based on management’s estimation of the total value of the incentive unit grant and of the grantee’s portion of time dedicated to the Partnership.  The Partnership recorded non-cash compensation expense of $0.4 million based on management’s estimates related to the Tier I incentive unit grants made by Holdings during the nine months ended September 30, 2009.  No Tier I incentive unit grants were made by Holdings during the three months ended September 30, 2009.

Due to the vesting of certain restricted units during the nine months ended September 30, 2009, 9,844 units were cancelled by the Partnership for less than $0.1 million as consideration for the related employee tax liability paid by the Partnership.  Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

    On January 1, 2009, the Partnership adopted guidance which provides that for master limited partnerships (“MLPs”), current period earnings be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating earnings per unit.  Any residual amount representing undistributed earnings is assumed to be allocated to the various ownership interests in accordance with the contractual provisions of the partnership agreement.  In addition, incentive distribution rights (“IDRs”), which represent a limited partnership ownership interest, are considered to be participating securities because they have the right to participate in earnings with common equity holders.

    Under the Partnership’s partnership agreement, for any quarterly period, IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses.  Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro-rata basis.  During the three months ended September 30, 2009 and 2008, the Partnership did not declare a quarterly distribution for the IDRs.

    On January 1, 2009, the Partnership also adopted the guidance which provides that share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents meets the definition of a participating security and shall be included in the computation of earnings-per-unit pursuant to the two-class method.  The restricted common units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership.

    After applying the above guidance, net loss per common, subordinated and general partner unit for the three months ended September 30, 2008 changed to $3.94 from $2.31 and net loss per common, subordinated and general partner unit for the nine months ended September 30, 2008 remained at $0.45.  Earnings per unit has not been separately disclosed for the restricted common units, as the restricted common units are not considered a separate class of equity.

    The following table presents the Partnership’s basic and diluted weighted average units outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic weighted average units outstanding:
Common units	53,632	50,824	53,276	50,762
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845

Diluted weighted average units outstanding:
Common units	53,632	50,868	53,276	50,900
Subordinated units	20,691	20,691	20,691	20,691
General partner units	845	845	845	845

    The following table presents the Partnership’s basic and diluted loss per unit for the three months ended September 30, 2009:

	Total	Common Units	Restricted Common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(25,297)
Distributions declared	1,377	$1,341	$15	$—	$21
Assumed loss from continuing operations after distribution to be allocated	(26,674)	(19,032)	—	(7,342)	(300)
Assumed allocation of loss from continuing operations	(25,297)	(17,691)	15	(7,342)	(279)
Discontinued operations	26	19	—	7	—
Assumed net loss to be allocated	$(25,271)	$(17,672)	$15	$(7,335)	$(279)

Basic and diluted loss from continuing operations per unit		$(0.33)		$(0.35)	$(0.33)
Basic and diluted discontinued operations per unit		$—		$—	$—
Basic and diluted loss per unit		$(0.33)		$(0.35)	$(0.33)

    The following table presents the Partnership’s basic and diluted loss per unit for the three months ended September 30, 2008:

	Total	Common Units	Restricted Common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Income from continuing operations	$287,477
Distributions declared	29,949	$20,839	$280	$8,484	$346
Assumed income from continuing operations after distribution to be allocated	257,528	179,005	2,672	72,876	2,975
Assumed allocation of income from continuing operations	287,477	199,844	2,952	81,360	3,321
Discontinued operations	594	413	6	168	7
Assumed net income to be allocated	$288,071	$200,257	$2,958	$81,528	$3,328

Basic and diluted income from continuing operations per unit		$3.93		$3.93	$3.93
Basic and diluted discontinued operations per unit		$0.01		$0.01	$0.01
Basic and diluted income per unit		$3.94		$3.94	$3.94

    The following table presents the Partnership’s basic and diluted loss per unit for the nine months ended September 30, 2009:

	Total	Common Units	Restricted Common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(102,869)
Distributions declared	4,110	$3,996	$51	$—	$63
Assumed loss from continuing operations after distribution to be allocated	(106,979)	(76,184)	—	(29,588)	(1,207)
Assumed allocation of loss from continuing operations	(102,869)	(72,188)	51	(29,588)	(1,144)
Discontinued operations	266	189	—	74	3
Assumed net loss to be allocated	$(102,603)	$(71,999)	$51	$(29,514)	$(1,141)

Basic and diluted loss from continuing operations per unit		$(1.35)		$(1.43)	$(1.35)
Basic and diluted discontinued operations per unit		$—		$—	$—
Basic and diluted loss per unit		$(1.35)		$(1.43)	$(1.35)

    The following table presents the Partnership’s basic and diluted loss per unit for the nine months ended September 30, 2008:

	Total	Common Units	Restricted Common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Income from continuing operations	$31,272
Distributions declared	88,899	$61,930	$695	$25,244	$1,030
Assumed loss from continuing operations after distribution to be allocated	(57,627)	(40,110)	(501)	(16,349)	(667)
Assumed allocation of income from continuing operations	31,272	21,820	194	8,895	363
Discontinued operations	1,451	1,010	13	411	17
Assumed net income to be allocated	$32,723	$22,830	$207	$9,306	$380

Basic and diluted income from continuing operations per unit		$0.43		$0.43	$0.43
Basic and diluted discontinued operations per unit		$0.02		$0.02	$0.02
Basic and diluted income per unit		$0.45		$0.45	$0.45

NOTE 17.  DISCONTINUED OPERATIONS

    On April 1, 2009, the Partnership sold its producer services business (which was accounted for in its South Texas Segment) by assigning and novating the contracts under this business to a third-party purchaser.  The Partnership sold the producer services business to a third-party purchaser as it was a low-margin business that was not core to the Partnership’s operations. The Partnership received an initial payment of $0.1 million for the sale of the business.  In addition the Partnership received a contingency payment of $0.1 million in October 2009. The Partnership will also continue to receive a monthly payment equivalent to $0.01 per MMbtu on the volume of gas that flows pursuant to the assigned contracts through March 31, 2011.  Producer services was a business in which the Partnership would negotiate new well connections on behalf of small producers to pipelines other than its own.  During the three and nine months ended September 30, 2009, this business generated revenues of less than $0.1 million and $19.2 million, respectively, and cost of natural gas and natural gas liquids of less than $0.1 million and $18.9 million, respectively.  During the three and nine months ended September 30, 2008, this business generated revenues of $79.6 million and $221.3 million, respectively, and cost of natural gas and natural gas liquids of $79.0 million and $219.8 million, respectively.  For the three and nine months ended September 30, 2009, less than $0.1 million and $0.3 million, respectively, of revenues minus the cost of natural gas and natural gas liquids have been reported as discontinued operations, as compared to revenues minus the cost of natural gas and natural gas liquids of $0.6 million and $1.5 million, respectively, for the three and nine months ended September 30, 2008.

NOTE 18.  OTHER OPERATING (INCOME) EXPENSE

    Other operating (income) expense for the nine months ended September 30, 2009, includes income of $3.6 million due to the recovery of $2.2 million of assets previously written off and the release of $1.4 million of liabilities assumed as part of the Partnership’s purchase price allocation for its acquisitions of Escambia Asset Co., LLC and Redman Energy Holdings, L.P.  During the period, the Partnership received additional information about collectability of these assets and determined that it no longer had any obligation under these liabilities.

    In July 2008, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The Partnership historically sold portions of its condensate production from its Texas Panhandle and East Texas midstream systems to SemGroup.  As a result of the bankruptcy, the Partnership took a $10.1 million bad debt charge during the nine months ended September 30, 2008, which is included in “Other Operating Expense” in the consolidated statement of operations.  In August 2009, the Partnership sold $3.9 million of its outstanding receivables from SemGroup, which represented its 20-day administrative claims under 503(b)(9) of the United States Bankruptcy Code, for which it received a payment of $3.0 million.  Due to certain repurchase obligations under the assignment agreement, the Partnership recorded the payment as a current liability within accounts payable as of September 30, 2009 and anticipates maintaining the balance as a liability until it is clear that the repurchase obligations can no longer be triggered.

NOTE 19.  SUBSIDIARY GUARANTORS

    The obligations under the Partnership’s revolving credit facility are secured by first priority liens on substantially all of the Partnership’s assets, including a pledge of all of the capital stock of each of its subsidiaries.  All guarantees are full and unconditional and joint and several guarantees. In accordance with practices accepted by the SEC, the Partnership has prepared Unaudited Condensed Consolidating Financial Statements as supplemental information.  The following Unaudited Condensed Consolidating Balance Sheets at September 30, 2009 and December 31, 2008, and Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, present financial information for Eagle Rock Energy Partners, L.P. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors, which are all fully owned by the Parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

Unaudited Condensed Consolidating Balance Sheet
September 30, 2009
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

ASSETS:
Accounts receivable – related parties	$101,348	$—	$(101,348)	$—
Other current assets	13,590	97,527	—	111,117
Total property, plant and equipment, net	9	1,313,377	—	1,313,386
Investment in subsidiaries	1,300,981	—	(1,300,981)	—
Total other long-term assets	6,887	159,452	—	166,339
Total assets	$1,422,815	$1,570,356	$(1,402,329)	$1,590,842
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$101,348	$(101,348)	$—
Other current liabilities	29,762	94,107	—	123,869
Other long-term liabilities	19,833	73,920	—	93,753
Long-term debt	774,383	—	—	774,383
Equity	598,837	1,300,981	(1,300,981)	598,837
Total liabilities and equity	$1,422,815	$1,570,356	$(1,402,329)	$1,590,842

Unaudited Condensed Consolidating Balance Sheet
December 31, 2008
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

ASSETS:
Accounts receivable – related parties	$—	$16,880	$(16,880)	$—
Other current assets	37,452	175,772	—	213,224
Total property, plant and equipment, net	128	1,357,481	—	1,357,609
Investment in subsidiaries	1,520,016	—	(1,520,016)	—
Total other long-term assets	7,506	194,722	—	202,228
Total assets	$1,565,102	$1,744,855	$(1,536,896)	$1,773,061
LIABILITIES AND EQUITY:
Accounts payable – related parties	$16,880	$—	$(16,880)	$—
Other current liabilities	10,596	145,342	—	155,938
Other long-term liabilities	10,528	79,497	—	90,025
Long-term debt	799,383	—	—	799,383
Equity	727,715	1,520,016	(1,520,016)	727,715
Total liabilities and equity	$1,565,102	$1,744,855	$(1,536,896)	$1,773,061

Unaudited Condensed Consolidating Statement of Operations
For the three months ended September 30, 2009
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Total revenues	$1,348	$162,513	$—	$163,861
Cost of natural gas and natural gas liquids	—	109,945	—	109,945
Operations and maintenance	—	16,934	—	16,934
Taxes other than income	—	2,934	—	2,934
General and administrative	163	10,286	—	10,449
Depreciation, depletion, and impairment	—	28,860	—	28,860
Income from operations	1,185	(6,446)	—	(5,261)
Interest expense, net	(4,315)	—	—	(4,315)
Other non-operating income	1,728	1,201	(2,194)	735
Other non-operating expense	(4,245)	(8,564)	2,194	(10,615)
Income (loss) before income taxes	(5,647)	(13,809)	—	(19,456)
Income tax provision	697	5,144	—	5,841
Equity in earnings of subsidiaries	(18,927)	—	18,927	—
Income (loss) from continuing operations	(25,271)	(18,953)	18,927	(25,297)
Discontinued operations	—	26	—	26
Net income (loss)	$(25,271)	$(18,927)	$18,927	$(25,271)

Unaudited Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2009
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Total revenues	$(24,423)	$483,476	$—	$459,053
Cost of natural gas and natural gas liquids	—	358,802	—	358,802
Operations and maintenance	—	54,624	—	54,624
Taxes other than income	—	8,790	—	8,790
General and administrative	559	34,323	—	34,882
Other operating income	—	(3,552)	—	(3,552)
Depreciation, depletion, and impairment	—	86,753	—	86,753
Income from operations	(24,982)	(56,264)	—	(81,246)
Interest expense, net	(17,282)	—	—	(17,282)
Other non-operating income	8,230	10,026	(6,493)	11,763
Other non-operating expense	(7,024)	(13,939)	6,493	(14,470)
Income (loss) before income taxes	(41,058)	(60,177)	—	(101,235)
Income tax provision	716	918	—	1,634
Equity in earnings of subsidiaries	(60,829)	—	60,829	—
Income (loss) from continuing operations	(102,603)	(61,095)	60,829	(102,869)
Discontinued operations	—	266	—	266
Net income (loss)	$(102,603)	$(60,829)	$60,829	$(102,603)

Unaudited Condensed Consolidating Statement of Operations
For the three months ended September 30, 2008
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Total revenues	$2,181	$601,704	$—	$603,885
Cost of natural gas and natural gas liquids	—	237,742	—	237,742
Operations and maintenance	—	21,475	—	21,475
Taxes other than income	—	5,365	—	5,365
General and administrative	(24)	9,917	—	9,893
Other operating expense	—	3,920	—	3,920
Depreciation, depletion, and impairment	—	28,597	—	28,597
Income from operations	2,205	294,688	—	296,893
Interest expense, net	(7,498)	—	—	(7,498)
Other non-operating income	785	456	(595)	646
Other non-operating expense	(219)	(3,440)	595	(3,064)
Income (loss) before income taxes	(4,727)	291,704	—	286,977
Income tax provision (benefit)	—	(500)	—	(500)
Equity in earnings of subsidiaries	292,798	—	(292,798)	—
Income from continuing operations	288,071	292,204	(292,798)	287,477
Discontinued operations	—	594	—	594
Net income (loss)	$288,071	$292,798	$(292,798)	$288,071

Unaudited Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2008
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Total revenues	$2,181	$971,898	$—	$974,079
Cost of natural gas and natural gas liquids	—	726,400	—	726,400
Operations and maintenance	—	54,772	—	54,772
Taxes other than income	—	14,975	—	14,975
General and administrative	4	31,157	—	31,161
Other operating expense	—	10,134	—	10,134
Depreciation, depletion, and impairment	—	80,799	—	80,799
Income from operations	2,177	53,661	—	55,838
Interest expense	(23,576)	—	—	(23,576)
Other non-operating income	2,520	3,127	(2,107)	3,540
Other non-operating expense	(654)	(7,480)	2,107	(6,027)
Income (loss) before income taxes	(19,533)	49,308	—	29,775
Income tax provision (benefit)	—	(1,497)	—	(1,497)
Equity in earnings of subsidiaries	52,256	—	(52,256)	—
Income from continuing operations	32,723	50,805	(52,256)	31,272
Discontinued operations	—	1,451	—	1,451
Net income (loss)	$32,723	$52,256	$(52,256)	$32,723

Unaudited Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2009
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Net cash flows provided by operating activities	$40,548	$32,624	$—	$73,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9)	(29,418)	—	(29,427)
Purchase of intangible assets	—	(1,219)	—	(1,219)
Investment in partnerships	—	(806)	—	(806)
Proceeds from sale of asset	—	476	—	476
Net cash flows provided by (used in) investing activities	(9)	(30,967)	—	(30,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	131,000	—	—	131,000
Repayment of long-term debt	(156,000)	—	—	(156,000)
Proceeds from derivative contracts	—	8,330	—	8,330
Repurchase of common units	(30)	—	—	(30)
Distributions to members and affiliates	(34,244)	—	—	(34,244)
Net cash flows provided by (used in) financing activities	(59,274)	8,330	—	(50,994)
Net (decrease) increase in cash and cash equivalents	(18,735)	9,987	—	(8,748)
Cash and cash equivalents at beginning of year	29,272	(11,356)	—	17,916
Cash and cash equivalents at end of year	$10,537	$(1,369)	$—	$9,168

Unaudited Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2008
(in thousands)	Parent Issuer	Subsidiary Guarantors	Consolidating Entries	Total

Net cash flows provided by operating activities	$108,486	$55,085	$—	$163,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(696)	(44,641)	—	(45,337)
Purchase of intangible assets	—	(1,438)	—	(1,438)
Investment in partnerships	—	(3,416)	—	(3,416)
Acquisitions, net of cash acquired	(857)	(80,432)	—	(81,289)
Contributions to subsidiaries	(80,969)	—	80,969	—
Net cash flows provided by (used in) investing activities	(85,522)	(129,927)	80,969	(131,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	377,383	—	—	377,383
Repayment of long-term debt	(145,069)	—	—	(145,069)
Proceeds from derivative contracts	—	(15,462)	—	(15,462)
Payment of debt issuance costs	—	(789)	—	(789)
Contributions to subsidiaries	—	80,969	(80,969)	—
Distributions to members and affiliates	(87,602)	—	—	(87,602)
Net cash flows provided by financing activities	144,712	64,718	(80,969)	128,461
Net increase (decrease) in cash and cash equivalents	170,676	(10,124)	—	160,552
Cash and cash equivalents at beginning of year	72,286	(3,734)	—	68,552
Cash and cash equivalents at end of year	$242,962	$(13,858)	$—	$229,104

NOTE 20.  SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Partnership has received various revised proposals from both NGP and Black Stone.  See further discussion of these proposals in Note 9.

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

    We conduct, evaluate and report on our Midstream Business within four distinct segments—the Texas Panhandle Segment, the East Texas/Louisiana Segment, the South Texas Segment and the Gulf of Mexico Segment. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas/Louisiana Segment consists of gathering and processing assets in East Texas, Central Texas and Northern Louisiana. Our South Texas Segment consists of gathering systems and related compression and processing facilities in South Texas and West Texas.   Our Gulf of Mexico Segment consists of gathering and processing assets in Southern Louisiana, the Gulf of Mexico and Galveston Bay, Texas.  During the three and nine months ended September 30, 2009, our Midstream Business generated operating income from continuing operations of $8.3 million and $5.6 million, respectively, compared to operating income from continuing operations of $32.6 million and $87.2 million during the three and nine months ended September 30, 2008, respectively.

    We conduct, evaluate and report on our Upstream Business as one segment. Our Upstream Segment includes operated wells in Escambia County, Alabama as well as two treating facilities, one natural gas processing plant and related gathering systems that are inextricably intertwined with ownership and operation of the wells. The Upstream Segment also includes operated and non-operated wells that are primarily located in West, East and South Texas in Ward, Crane, Pecos, Henderson, Rains, Van Zandt, Limestone, Freestone and Atascosa Counties, Texas.  During the three and nine months ended September 30, 2009, our Upstream Business generated operating income of $4.2 million and $1.1 million, respectively, compared to operating income of $31.8 million and $81.5 million during the three and nine months ended September 30, 2008, respectively.  Of important note, the cost of disposal of sulfur exceeded the revenue generated by $0.3 million and $1.5 million during the three and nine months ended September 30, 2009, respectively, compared to revenue of $13.1 million and $25.5 million generated during the three and nine months ended September 30, 2008, respectively.

    We conduct, evaluate, and report our Minerals Business as one segment.  Our Minerals Segment consists of fee mineral, royalty and overriding royalty interests located in multiple producing trends in the United States.  A significant portion of the mineral interests that we own are managed by Black Stone Minerals Company, a non-affiliated private partnership (the “Minerals Manager”) that controls the executive rights associated with the minerals.  During the three and nine months ended September 30, 2009, our Minerals Business generated operating income of $1.9 million and $4.8 million, respectively, compared to operating income of $14.6 million and $26.8 million during the three and nine months ended September 30, 2008, respectively.  Included within these numbers is lease bonus revenue of $0.9 million and $1.8 million generated during the three and nine months ended September 30, 2009, respectively, compared to $9.5 million and $12.2 million during the three and nine months ended September 30, 2008, respectively.

    The final segment that we report on is our Corporate Segment, in which we account for our commodity derivative/hedging activity and our corporate-level general and administrative expenses.  During the three and nine months ended September 30, 2009, our Corporate Segment generated an operating loss of $19.6 million and $92.8 million, respectively, compared to an operating income of $217.8 million and an operating loss of $139.6 million during the three and nine months ended September 30, 2008, respectively.  Within these numbers were losses, realized and unrealized, on commodity derivatives of $8.8 million and $57.1 million during the three and nine months ended September 30, 2009, respectively, compared to gains, realized and unrealized, on commodity derivatives of $231.9 million and losses of $97.8 million during the three and nine months ended September 30, 2008, respectively.

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

Impairment

    In connection with the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2009, we determined that we needed to record an impairment charge for certain fields within our proved properties within our Upstream Segment.  These impairment charges were necessary due to the continued decline in natural gas prices during the period.  As a result, we incurred impairment charges of $0.2 million in our Upstream Segment.  In connection with the preparation of our unaudited condensed consolidated financial statements for the three months ended September 30, 2009, we determined that we needed to record an impairment charge for certain properties within our Minerals Segment.  These impairment charges resulted from a decline in natural gas prices and a slight reduction in oil reserves based on updated production performance.  As a result, we incurred impairment charges of $0.3 million during the three months ended September 30, 2009 in our Minerals Segment.

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

    Below is a summary of our important acquisition transactions completed since January 1, 2008.

Stanolind Acquisition - On April 30, 2008, we completed the acquisition of all of the outstanding capital stock of Stanolind Oil and Gas Corp. (“Stanolind”).  With this acquisition, we acquired crude oil and natural gas producing properties in the Permian Basin of West Texas, primarily in Ward, Crane and Pecos Counties.

    Millennium Acquisition - On October 1, 2008, we completed the acquisition of 100% of the outstanding units of Millennium Midstream Partners, L.P. (“MMP”).  With the acquisition, we acquired natural gas gathering and processing assets located in East, Central and West Texas and South Louisiana.

Recent Transactions

    On April 1, 2009, we sold our producer services business (which was accounted for in our South Texas Segment) by assigning and novating the contracts under this business to a third-party purchaser.  We sold the producer services business to a third-party purchaser as it was a low-margin business that was not core to our operations.   We received an initial payment of $0.1 million for the sale of the business.  In addition we received a contingency payment of $0.1 million in October 2009.  We will also continue to receive a monthly payment equivalent to $0.01 per MMbtu on the volume of gas that flows pursuant to the assigned contracts through March 31, 2011.  The producer services business was a low margin business in which we would negotiate new well connections on behalf of small producers to pipelines other than our own.  During the three and nine months ended September 30, 2009, this business generated revenues of less than $0.1 million and $19.2 million, respectively, and cost of natural gas and natural gas liquids of less than $0.1 million and $18.9 million, respectively.  During the three and nine months ended September 30, 2008, this business generated revenues of $79.6 million and $221.3 million, respectively, and cost of natural gas and natural gas liquids of $79.0 million and $219.8 million, respectively.  For the three and nine months ended September 30, 2009, less than $0.1 million and $0.3 million, respectively, of revenues minus the cost of natural gas and natural gas liquids have been reported as discontinued operations, as compared to revenues minus the cost of natural gas of $0.6 million and $1.5 million, respectively, for the three and nine months ended September 30, 2008.

    On September 18, 2009, we announced our Board of Directors received a letter from Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. (collectively with Natural Gas Partners IX, L.P. and other affiliates, “NGP”) wherein NGP proposed a series of transactions between NGP and the Partnership.

    On October 13, 2009, we announced that our Board of Directors received a letter from NGP as a follow-up to NGP’s original proposal which included a term sheet setting forth revised terms and conditions to NGP’s original proposal.  The revised proposal contemplated, in exchange for a $32.5 million fee payable to NGP, an equity commitment (including a standby equity commitment to support a public equity offering by us), a commitment to purchase our Minerals Business for $145 million subject to a marketed sales process, the contribution to us of all outstanding subordinated units and incentive distribution rights, and an option to acquire our general partner. The proposal also contemplated a new incentive plan for our management team.

    On October 17, 2009, we received a proposal from Black Stone Minerals Company, L.P. (“Black Stone”), which included, among other terms and conditions, an offer by Black Stone and certain of its co-investors (collectively, “BSMC”) to purchase our Minerals Business for $157.5 million and to provide a standby equity investment commitment in support of a public equity offering by us.

    On November 7, 2009, we received a joint proposal from NGP and Black Stone that revises, and serves as a replacement of, each of their respective most recent individual proposals to the Partnership (the “Joint Proposal”).  The Joint Proposal contemplates the following, among other things:

•	a commitment by NGP to participate in a portion of, and provide support for (“back-stop”), a rights offering and an equity offering;

•	a commitment by Black Stone to purchase our Minerals Business for $170 million;

•	an assignment to us of all our incentive distribution rights and subordinated units;

•
an option in favor of us to acquire our 844,551 outstanding general partner units by acquiring all of the outstanding equity of the general partner of our general partner and all of the limited partner units of our general partner, in exchange for one million newly-issued common units; and

•	the payment by us to NGP of a transaction fee, payable at our option as $29 million in cash or as some combination of cash, common units and/or warrants.

    At management’s request to the Conflicts Committee of the Board of Directors ("Conflicts Committee"), the new incentives for the management team that were included in NGP’s prior proposals were not included in the Joint Proposal.
    We included the original and revised term sheets received from NGP as exhibits to our Form 8-Ks filed with the Securities and Exchange Commission (“SEC”) on September 18, 2009 and October 13, 2009, respectively.  We included the original term sheet from Black Stone as an exhibit to our Form 8-K filed with the SEC on October 19, 2009.  We included the joint term sheet as an exhibit to our Form 8-K filed with the SEC on November 9, 2009.

    Because a transaction between NGP and us would be a related-party transaction, our Board of Directors previously authorized our Conflicts Committee to review the prior NGP proposals with the Conflicts Committee’s financial advisors and legal counsel and negotiate same with NGP on behalf of the Partnership.  Because the Joint Proposal would be a related-party transaction, the Conflicts Committee is similarly authorized to review the Joint Proposal with its financial and legal counsel.  The Conflicts Committee has not yet determined that the Joint Proposal constitutes an acceptable framework for negotiation of definitive documents.

    We caution our unitholders that the joint proposal is not binding at this time, that neither the Board of Directors nor the Conflicts Committee has made any decision with respect to the joint proposal, and that there can be no assurance that any definitive documents will be executed or that any transaction will be approved or consummated.

Presentation of Financial Information

For a description of the presentation of our financial information in this report, please see Note 1 to the unaudited condensed consolidated financial statements.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. These measures include oil, gas, NGL and sulfur volumes, and margins, operating expenses and Adjusted EBITDA (more fully described later under “Non-GAAP Financial Measures”) on a company-wide basis.

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

    We announced in October 2009 that the existing borrowing base of $135 million under our revolving credit facility was reaffirmed by our commercial lenders as a result of our regularly scheduled semi-annual borrowing base redetermination. The reaffirmation is effective as of October 1, 2009, with no additional fees or increases in interest rate spread incurred. We remain in compliance with the financial and other covenants in our revolving credit facility.

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

    On October 28, 2009, we announced that we will pay a quarterly cash distribution of $0.025 per common and general partner unit for the quarter ended September 30, 2009, which is consistent with the distribution payment for the quarters ended June 30, 2009 and March 31, 2009.  This is consistent with the distribution paid in the first and second quarters of 2009 but a reduction from the $0.41 per unit distributed to all unitholders for the quarter ended December 31, 2008.  The distribution will be paid on November 13, 2009 to our general partner and common unit holders of record as of the close of business on November 9, 2009.

Cautionary Note Regarding Forward-Looking Statements

    Certain matters discussed in this report, excluding historical information, include certain “forward-looking” statements. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that these objectives will be reached. In addition, forward-looking statements speak only as of the date on which such statements are made.  Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements because many of the factors which determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. We assume no obligation to update any forward-looking statement as of any future date.  For additional discussion of risks, uncertainties and assumptions, see our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 13, 2009 as well as the risks disclosed in Part II, Item 1A below and in our previous quarterly reports on Form 10-Q filed during 2009.

Summary of Consolidated Operating Results

Below is a summary table of our consolidated operating results for the three and nine months ended September 30, 2009 and September 30, 2008, respectively. Operating results for our individual operating segments are presented in tables in this Item 2.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$156,779	$341,700	$468,589	$1,008,891
Gathering, compression, processing and treating services	11,814	12,513	35,043	27,741
Minerals and royalty income	4,050	17,393	10,788	34,606
Realized commodity derivative gains (losses)	17,170	(24,105)	70,431	(64,388)
Unrealized commodity derivative (losses) gains	(26,002)	255,956	(127,568)	(33,381)
Other revenue	50	428	1,770	610
Total revenue	163,861	603,885	458,053	974,079
COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	109,945	237,742	358,802	726,400
Operations and maintenance (b)	16,934	21,475	54,624	54,772
Taxes other than income	2,934	5,365	8,790	14,975
General and administrative	10,449	9,893	34,882	31,161
Other operating (income) expenses	—	3,920	(3,552)	10,134
Impairment	274	—	516	—
Depreciation, depletion, and amortization	28,586	28,597	86,237	80,799
Total costs and expenses	169,122	306,992	540,299	918,241
OPERATING (LOSS) GAIN	(5,261)	296,893	(81,246)	55,838
OTHER INCOME (EXPENSE):
Interest income	10	212	183	673
Other income	725	434	1,835	2,867
Interest expense, net	(4,315)	(7,498)	(17,282)	(23,576)
Realized interest rate derivative losses	(5,040)	(2,358)	(13,669)	(4,903)
Unrealized interest rate derivative (losses) gains	(5,308)	(501)	9,745	(472)
Other expense	(267)	(205)	(801)	(652)
Total other income (expense)	(14,195)	(9,916)	(19,989)	(26,063)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(19,456)	286,977	(101,235)	29,775
INCOME TAX PROVISION (BENEFIT)	5,841	(500)	1,634	(1,497)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(25,297)	287,477	(102,869)	31,272
DISCONTINUED OPERATIONS	26	594	266	1,451
NET (LOSS) INCOME	$(25,271)	$288,071	$(102,603)	$32,723

ADJUSTED EBITDA (a)	$51,285	$74,881	$137,156	$184,299

(a)
See “Non-GAAP Financial Measures” and Reconciliation of ‘Adjusted EBITDA’ to net cash flows provided by operating activities and net loss within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation to GAAP.

(b)	Includes costs to dispose of sulfur in our Upstream Segment of $0.3 million and $1.5 million for the three and nine months ended September 30, 2009.

    Adjusted EBITDA, for the three and nine months ended September 30, 2009 and 2008, excludes amortization of commodity hedge costs (including, for the three and nine months ended September 30, 2009, costs of hedge reset transactions) of $10.6 million, $33.8 million, $2.3 million and $6.8 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008, would have been $40.7 million, $103.3 million, $72.6 million and $177.5 million, respectively.

Midstream Business (Four Segments)

Texas Panhandle Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, and condensate sales	$67,468	$179,608	$196,791	$514,450
Gathering and treating services	2,795	2,671	8,209	7,664
Total revenues	70,263	182,279	205,000	522,114

Cost of natural gas and natural gas liquids	46,540	138,428	147,894	398,828
Operating costs and expenses:
Operations and maintenance	8,206	9,190	24,407	25,653
Depreciation and amortization	11,602	10,984	33,660	32,587
Total operating costs and expenses	19,808	20,174	58,067	58,240
Operating income (loss)	$3,915	$23,677	$(961)	$65,046

Capital expenditures	$1,332	$7,152	$5,042	$20,607
Realized average prices:
Oil and condensate (per Bbl)	$65.13	$106.43	$57.79	$105.03
Natural gas (per Mcf)	$2.78	$8.81	$2.98	$8.85
NGLs (per Bbl)	$33.55	$66.36	$29.33	$67.62
Production volumes:
Gathering volumes (Mfc/d) (a)	134,690	159,254	140,725	154,190
NGLs (net equity gallons)	12,170,309	12,728,821	34,620,772	38,519,981
Condensate (net equity gallons)	9,938,819	10,023,469	25,944,824	25,767,353
Natural gas short position (MMbtu/d) (a)	(4,685)	(4,150)	(5,524)	(5,458)

(a)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three and nine months ended September 30, 2009, revenues minus cost of natural gas and natural gas liquids for our Texas Panhandle Segment operations totaled $23.7 million and $57.1 million, respectively, compared to $43.9 million and $123.3 million, respectively, for the three and nine months ended September 30, 2008. There were two primary contributors to this decrease: (i) lower NGL and condensate pricing, as compared to pricing in 2008, and (ii) lower NGL equity production as compared to production in 2008.  The lower NGL equity production was primarily due to approximately 4% lower gathered volumes in 2009 as compared to 2008 and due to operating certain plants in ethane rejection mode for much of the first two months of 2009.  Ethane rejection operations occur when we elect to not recover the ethane component in the natural gas stream in our plants and instead choose to leave the ethane component in the residue gas stream sold at the tailgates of our plants. Ethane rejection operations result in a lower volume of equity NGLs with a correspondingly smaller natural gas short position.  We operate in this manner when the value of ethane is worth more in the gas stream than as a separate product.

The lower gathering volumes during the three and nine months ended September 30, 2009 compared to the same period in the prior year were due to natural declines in the underlying existing wells in addition to reduced drilling activity during 2009.   The dramatic fall in commodity prices experienced in the latter part of 2008 and lasting into early 2009 has resulted in many of our producer customers significantly reducing drilling activity in the Texas Panhandle, presumably not to be resumed until commodity prices rise to levels which justify drilling.   While oil prices have recovered from the lows seen in the three months ended March 31, 2009, natural gas prices have remained suppressed during the third quarter of 2009 because of an excess supply of natural gas experienced in many regions of the country.

    Our Texas Panhandle Segment primarily covers ten counties in Texas and consists of our East Panhandle System and our West Panhandle System. The drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on this system. While our contract mix in the West Panhandle System provides us with a higher equity share of the production, the overall decline will continue and we expect to recover smaller equity production in the future on the West Panhandle System.

    The East Panhandle System experienced growth in volumes and equity production due to the active Granite Wash drilling play located in Roberts, Hemphill and Wheeler Counties, Texas through much of 2008; however, due to lower commodity values during the fourth quarter of 2008 continuing through the first nine months of 2009, we experienced a significant decline in drilling activity in this area.

    Recent drilling by the largest operators in the Granite Wash play, utilizing horizontal drilling technologies, has resulted in initial natural gas production rates of 6 MMcf per day or better.   These operators believe the economics of the Granite Wash play will be significantly enhanced due to the fewer number of wells and lower capital required to develop the same amount of acreage versus conventional vertical drilling results.  We have extensive gathering and processing facilities in Roberts and Hemphill Counties, Texas and long term acreage dedications from several of the larger producers.   We believe the Partnership will benefit in the future due to the application of this technology in the Granite Wash play with increased natural gas and condensate production in the East Panhandle System.

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

Operating Expenses. Operating expenses, including taxes other than income, for the three and nine months ended September 30, 2009 were $8.2 million and $24.4 million, respectively, compared to $9.2 million and $25.7 million, respectively, for the three and nine months ended September 30, 2008. The $1.0 million and $1.3 million decrease in operating expenses during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, was primarily due to overall cost reduction initiatives implemented by the Partnership across the segment.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2009 were $11.6 million and $33.7 million, respectively, compared to $11.0 million and $32.6 million, respectively, for the three and nine months ended September 30, 2008.  The major item impacting the $0.6 million and $1.1 million increases, respectively, was depreciation expense associated with the capital expenditures placed into service during the period.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2009 were $1.3 million and $5.0 million, respectively, compared to $7.2 million and $20.6 million, respectively, for the three and nine months ended September 30, 2008. We classify capital expenditures as either maintenance capital (which represents routine well connects and capitalized maintenance activities) or as growth capital (which represents organic growth projects). In the three and nine months ended September 30, 2009, growth capital represented 8% and 56% of our capital expenditures as compared to 51% and 69%, respectively, in the three and nine months ended September 30, 2008. The decrease in capital expenditures of $5.8 million and $15.6 million, respectively, was driven by reduced maintenance capital associated with fewer new well connects due to the lower drilling activity and by less growth capital due to expenditures related to our Stinnett – Cargray plant consolidation project having occurred in the three and nine months ended September 30, 2008.

    East Texas/Louisiana Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(b)	2008	2009(b)	2008
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, and condensate sales	$46,253	$71,861	$134,949	$231,996
Gathering and treating services	7,367	8,908	21,951	17,056
Total revenues	53,620	80,769	156,900	249,052

Cost of natural gas and natural gas liquids	39,665	66,007	121,907	209,937
Operating costs and expenses:
Operations and maintenance	4,727	4,194	13,887	11,511
Depreciation and amortization	4,458	2,989	13,469	8,846
Total operating costs and expenses	9,185	7,183	27,356	20,357
Operating income	$4,770	$7,579	$7,637	$18,758

Capital expenditures	$2,094	$2,591	$16,172	$8,686
Realized average prices:
Oil and condensate (per Bbl)	$65.49	$125.29	$59.35	$117.16
Natural gas (per Mcf)	$3.42	$9.69	$3.74	$10.37
NGLs (per Bbl)	$41.37	$57.54	$30.63	$56.28
Production volumes:
Gathering volumes (Mfc/d) (a)	236,561	173,728	257,957	172,434
NGLs (net equity gallons)	5,830,042	6,387,873	14,672,928	17,321,951
Condensate (net equity gallons) (c)	218,552	628,824	1,603,175	1,851,850
Natural gas long position (MMbtu/d) (a)	2,295	747	2,790	885

(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)	Includes operations related to the Millennium Acquisition effective October 1, 2008.
(c)
All prior periods have been updated to reflect the intrasystem movement of certain condensate net equity gallons previously unreported.  For the three months ended September 30, 2009, the net equity condensate gallons reflect the impact of a negative entry of 257,192 gallons resulting from a correction in our estimation model for net equity condensate gallons at the Brookeland Plant.  Revenues and cost of natural gas and natural gas liquids were not impacted by these statistical corrections.

    Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three and nine months ended September 30, 2009, revenues minus cost of natural gas and natural gas liquids for our East Texas/Louisiana Segment totaled $14.0 million and $35.0 million, respectively, compared to $14.8 million and $39.1 million, respectively, for the three and nine months ended September 30, 2008.  The Millennium Acquisition positively impacted the East Texas/Louisiana Segment’s revenue minus cost of natural gas and natural gas liquids by $3.1 million and $8.6 million, respectively, during the three and nine months ended September 30, 2009.  Our lower NGL equity gallons for the nine months ended September 30, 2009 were primarily due to operating the facilities in ethane rejection mode during much of the first two months of 2009. Ethane rejection mode is when we elect to not recover the ethane component in the natural gas stream in our plants and instead choose to leave the ethane component in the residue gas stream sold at the tailgates of our plants.  We operate in this manner when the value of ethane is worth more in the gas stream than as a separate product.

We were negatively impacted by lower NGL and condensate pricing during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. We were positively impacted by 38% growth in gathering volume during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the Millennium Acquisition.  Other East Texas/Louisiana Segment gathering systems realized a reduction in volumes. Excluding the Millennium Acquisition, our gathering volumes decreased by 11%. The offsetting reduction in higher margin gas volumes is being replaced with lower margin, fixed fee volumes from the Millennium Acquisition.  The gas volumes from the Millennium Acquisition are comprised primarily of dry gas that does not require processing to remove NGLs prior to delivery to the interstate pipelines in order to meet the pipelines’ gas quality tariff requirements.  The lower margin gas, though contributing to a significant increase in overall gathered volumes, has not offset the lower revenues and margins due to the lower NGL, condensate and natural gas prices during the first nine months of 2009 as compared to the same time period in 2008.  During the last three months of 2008 and continuing into the first nine months of 2009, we saw a significant reduction in our customer’s drilling activity due to lower commodity values.

During the month of September 2009, two producers curtailed their gas production due to low natural gas prices by a total of approximately 17,500 Mcf/d for the month delivered to the Brookeland Plant and Tyler County gathering system.  As of October 1, 2009, approximately 4,000 Mcf/d remained curtailed due to natural gas prices.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2009 were $4.7 million and $13.9 million, respectively, compared to $4.2 million and $11.5 million, respectively, for the three and nine months ended September 30, 2008. The major items impacting the $0.5 million and $2.4 million increases in operating expense for the three and nine months, respectively, was due to expenses associated with operating the assets acquired as part of the Millennium Acquisition.  Excluding operating expenses related to the assets acquired as part of the Millennium Acquisition, operating expenses were relatively flat for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2009 were $4.5 million and $13.5 million, respectively, compared to $3.0 million and $8.8 million, respectively, for the three and nine months ended September 30, 2008. The major items impacting the $1.5 million and $4.6 million increases were (i) three and nine months of depreciation and amortization of the assets acquired as part of Millennium Acquisition and (ii) depreciation expense associated with the capital expenditures placed into service. These increases were offset by an adjustment of $0.9 million recorded during the three months ended June 30, 2009 to correct an overstatement of depreciation expense in a prior period.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2009 were $2.1 million and $16.2 million, respectively, compared to $2.6 million and $8.7 million, respectively, for the three and nine months ended September 30, 2008. We classify capital expenditures as either maintenance capital (which represents routine well connects and capitalized maintenance activities) or as growth capital (which represents organic growth projects). Our increase in capital spending of $7.5 million for the nine months ended September 30, 2009 is due primarily to the construction of gathering lines to producers in the Brookeland and Tyler County gathering systems.

    South Texas Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(b)	2008	2009(b)	2008
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, and condensate sales	$17,324	$35,253	$73,863	$122,689
Gathering and treating services	1,348	934	4,211	3,021
Other	—	—	3	2
Total revenues	18,672	36,187	78,077	125,712

Cost of natural gas and natural gas liquids	16,842	33,307	71,730	117,635
Operating costs and expenses:
Operations and maintenance	896	635	2,946	1,862
Depreciation and amortization	1,287	939	3,995	2,812
Total operating costs and expenses	2,183	1,574	6,941	4,674
Operating (loss) income from continuing operations	(353)	1,306	(594)	3,403
Discontinued operations	26	601	266	1,436
Operating (loss) income	$(327)	$1,907	$(328)	$4,839

Capital expenditures	$27	$201	$41	$780
Realized average prices:
Oil and condensate (per Bbl)	$58.06	$112.20	$45.02	$106.54
Natural gas (per Mcf)	$3.06	$9.42	$3.66	$9.58
NGLs (per Bbl)	$30.71	$83.16	$28.74	$77.70
Production volumes:
Gathering volumes (Mfc/d) (a)	66,680	80,097	85,496	81,228
NGLs (net equity gallons)	252,005	—	929,452	—
Condensate (net equity gallons)	210,984	571,615	1,167,630	1,399,183
Natural gas long position (MMbtu/d) (a)	1,784	500	928	1,500

(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)	Includes operations related to the Millennium Acquisition effective October 1, 2008.

Revenues and Cost of Natural Gas and Natural Gas Liquids. During the three and nine months ended September 30, 2009, the South Texas Segment contributed $1.8 million and $6.3 million, respectively, in revenues minus cost of natural gas and natural gas liquids as compared to $2.9 million and $8.1 million, respectively, for the three and nine months ended September 30, 2008.  We were negatively impacted by lower NGL, natural gas and condensate pricing during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.   This decline was partially offset by the impact of the assets acquired as part of the Millennium Acquisition which contributed revenue minus cost of natural gas and natural gas liquids of $0.9 million and $2.5 million, respectively, during the three and nine months ended September 30, 2009.

    Operating Expenses. Operating expenses for the three and nine months ended September 30, 2009 were $0.9 million and $2.9 million, respectively, compared to $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2008.  The major item impacting the $0.3 million and $1.1 million increases in operating expense, for the three and nine months, respectively, was the additional expenses associated with operating the assets acquired as part of the Millennium Acquisition.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2009 were $1.3 million and $4.0 million, respectively, compared to $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2008.  The major item impacting the $0.3 million and $1.2 million increases, for the three and nine months, respectively, was the additional depreciation and amortization of the assets acquired as part of the Millennium Acquisition.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2009 were less than $0.1 million compared to $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2008. We classify capital expenditures as either maintenance capital (which represents routine well connects and capitalized maintenance activities) or as growth capital (which represents organic growth projects).

Discontinued Operations.  On April 1, 2009, we sold our producer services line of business and thus have classified its revenues minus cost of natural gas and natural gas liquids as discontinued operations.  During the nine months ended September 30, 2009, our producer services business generated revenues of $19.2 million and cost of natural gas and natural gas liquids of $18.9 million, as compared to revenues of $221.3 million and cost of natural gas and natural gas liquids of $219.8 million during the nine months ended September 30, 2008.

    Gulf of Mexico Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(b)	2008	2009(b)	2008
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, and condensate sales	$8,314	$—	$20,380	$—
Gathering and treating services	304	—	672	—
Other revenue	—	—	1,616	—
Total revenues	8,618	—	22,668	—

Cost of natural gas and natural gas liquids	6,898	—	17,271	—
Operating costs and expenses:
Operations and maintenance	310	—	1,386	—
Depreciation and amortization	1,480	—	4,445	—
Total operating costs and expenses	1,790	—	5,831	—
Operating loss	$(70)	$—	$(434)	$—

Capital expenditures	$165	$—	$306	$—
Realized average prices:
Oil and condensate (per Bbl)	$65.67	$—	$54.50	$—
Natural gas (per Mcf)	$3.46	$—	$4.64	$—
NGLs (per Bbl)	$37.70	$—	$31.79	$—
Production volumes:
Gathering volumes (Mfc/d) (a)	131,527	—	115,591	—
NGLs (net equity gallons)	1,376,512	—	4,280,670	—

(a)	Gathering volumes (Mcf/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)	This segment was created upon closing of the Millennium Acquisition on October 1, 2008.

    Revenues and Cost of Natural Gas and Natural Gas Liquids. We entered into this segment as a result of the Millennium Acquisition, effective October 1, 2008. During the three and nine months ended September 30, 2009, the Gulf of Mexico Segment contributed $1.7 million and $5.4 million, respectively, in revenues minus cost of natural gas and natural gas liquids.  As a result of damage inflicted by Hurricanes Gustav and Ike in August 2008 and September 2008, respectively, the Yscloskey plant did not come back online until mid-January 2009 and the North Terrebonne plant did not come back online until mid-November 2008. We received a partial payment of approximately $1.6 million for business interruption caused by Hurricanes Gustav and Ike which we recognized as other revenue during the three months ended June 30, 2009.

    Operating Expenses.  Operating expenses for the three and nine months ended September 30, 2009 were $0.3 million and $1.4 million, respectively.  We continued to incur operating expenses associated with the Yscloskey and North Terrebonne plants while the plants were undergoing repair for the hurricane damage.  We also incurred costs for the repair of the two plants.  Such costs were recovered from the escrow account established pursuant to the Millennium Acquisition purchase and sale agreement.  As a result and pursuant to the agreement, any insurance proceeds received for repair costs will be deposited into the escrow account.  During the nine months ended September 30, 2009, we received payment from the Millennium Acquisition escrow in the amount of $0.3 million in cash and began canceling common units held in escrow to satisfy additional claims.

    Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2009 were $1.5 million and $4.4 million, respectively.

    Capital Expenditures.  Capital expenditures for the three and nine month periods ended September 30, 2009 for the Gulf of Mexico Segment were $0.2 million and $0.3 million, respectively.

    Upstream Business (One segment)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(a)	2009	2008(a)
	($ in thousands)
Revenues:
Oil and condensate sales (b)	$10,817	$22,694	$25,373	$62,153
Natural gas sales (c)	2,221	11,168	7,081	27,725
Natural gas liquids sales (d)	4,382	8,059	10,152	24,354
Sulfur sales	—	13,057	—	25,524
Other	50	428	151	608
Total revenues	17,470	55,406	42,757	140,364
Operating costs and expenses:
Operations and maintenance	5,178	12,394	18,311	29,369
Sulfur disposal costs	348	—	1,505	—
Impairment	—	—	242	—
Other operating income	—	—	(3,552)	—
Depreciation and amortization	7,768	11,170	25,119	29,509
Total operating costs and expenses	13,294	23,564	41,625	58,878
Operating income	$4,176	$31,842	$1,132	$81,486

Capital expenditures	$2,780	$4,532	$6,360	$17,716
Realized average prices (e):
Oil and condensate (per Bbl)	$50.78	$98.36	$40.79	$100.79
Natural gas (per Mcf)	$3.25	$9.05	$3.47	$9.41
NGLs (per Bbl)	$34.67	$67.35	$27.07	$66.58
Sulfur (per Long ton)	$—	$505.77	$—	$355.63
Production volumes:
Oil and condensate (Bbl)	213,351	230,727	628,527	616,643
Natural gas (Mcf)	991,827	1,233,951	2,792,316	2,949,241
NGLs (Bbl)	128,379	119,664	375,215	365,761
Total (Mcfe)	3,042,207	3,336,297	8,814,768	8,843,665
Sulfur (Long ton)	27,634	25,816	96,063	71,772

(a)	Includes operations from the Stanolind Acquisition effective May 1, 2008.
(b)
Revenues include a change in the value of product imbalances of $0 and $(260) for the three and nine months ended September 30, 2009, respectively.  No changes in the value of the product imbalances were recognized during the three and nine months ended September 30, 2008.

(c)
Revenues include a change in the value of product imbalances of $(780) and $(2,377) for the three and nine months ended September 30, 2009, respectively.  No changes in the value of the product imbalances were recognized during three and nine months ended September 30, 2008.

(d)
Revenues include a change in the value of product imbalances of $0 and $28 for the three and nine months ended September 30, 2009, respectively.  No changes in the value of the product imbalances were recognized during the three and nine months ended September 30, 2008.

(e)	Calculation does not include impact of product imbalances.

Revenue. For the three and nine months ended September 30, 2009 and 2008, the Upstream Segment contributed $17.5 million, $42.8 million, $55.4 million and $140.4 million of revenue, respectively.  The decrease in revenue was due to substantially lower realized prices for oil, natural gas, NGLs and sulfur and the non-cash mark-to-market of product imbalances, partially offset by an additional one month and four months, respectively, of operations related to the assets acquired in the Stanolind Acquisition.  During the three and nine months ended September 30, 2009, production averaged 10.8 MMcf/d and 10.3 MMcf/d of natural gas, respectively, 2.3 MBO/d and 2.3 MBO/d of oil and condensate, respectively, 1.4 MB/d of NGL’s and 1.4 MB/d of NGL’s, respectively and 300 LT/d of sulfur and 353 LT/d of sulfur, respectively.  The period included three and nine months of production from the assets acquired in the Stanolind Acquisition which averaged 746 Boe/d and 803 Boe/d, respectively.  During the three and nine months ended September 30, 2009, the Big Escambia Creek (BEC) plant experienced reduced oil, residue gas and NGL sales due to unanticipated repairs and overhauls to the plant’s residue gas compressors.  Sales of oil, residue gas and NGLs from BEC, Flomaton and Fanny Church fields were curtailed for 44 and 60 days, during the three and nine months ended September 30, 2009, respectively, associated with the compressors’ downtime.  The reduced production during these periods negatively impacted Upstream revenues by approximately $1.1 million and $2.6 million, respectively.

During the three and nine months ended September 30, 2009, the cost to dispose of sulfur exceeded the sales price by $0.3 million and $1.5 million, respectively, compared to revenue of $13.1 million and $25.5 million, respectively, during the three and nine months ended September 30, 2008.  Historically, sulfur was viewed as a low value by-product in the production of oil and natural gas.  Due to an increase in demand in the global fertilizer market during the first nine months of 2008, the price per long ton (before effects of net-backs) peaked at over $600 at the Tampa, Florida market in September, 2008.  Deterioration in the sulfur market during the nine months ended September 30, 2009 has caused the price at the Tampa, Florida market to decline to $5 per long ton, and we are incurring costs to dispose of our sulfur at this time.   We expect this to be an ongoing issue until sulfur demand improves.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, totaled $5.2 million and $18.3 million, respectively, for the Upstream Segment during the three and nine months ended September 30, 2009, as compared to $12.4 million and $29.4 million, respectively, for the three and nine months ended September 30, 2008.  The operating expenses include nine months of expenses related to the assets acquired in the Stanolind Acquisition during 2009 compared to only five months for the same period in 2008.  The decrease in operating expense can be attributed to lower well workover expense incurred during the three and nine months ended September 30, 2009 as compared to the same period in the prior year and additional expenses being incurred during the three and nine months ended September 30, 2008 due to the turnaround at the BEC treating facility in April 2008.  The decrease during the three and nine months ended September 30, 2009 is also due to a reversal of $1.6 million in environmental reserves determined to no longer be necessary as well as a credit of $0.7 million for overbilling related to a non-operated asset .

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2009 was $7.8 million and $25.1 million, respectively, as compared to $11.2 million and $29.5 million, respectively for the three and nine month periods ended September 30, 2008, respectively.  The decrease for the nine months ended September 30, 2009 compared to the comparable period in 2008 is due to the decrease in our depletable base as a result of the impairment charges we incurred during the last three months of fiscal year 2008.  This decrease was partially offset by the depletion expense related to the assets added through the Stanolind Acquisition for the first nine months of 2009 compared to only five months during the same period in 2008 and the curtailed production during the nine months ended September 30, 2008 due to the turnaround at the BEC treating facility in April 2008.

    Impairment.  During the nine months ended September 30, 2009 specifically, during the three months ended March 31, 2009, we incurred impairment charges related to certain fields within our Upstream Segment of $0.2 million due to the continued decline of natural gas prices during the period.  No impairment charges were incurred during the nine months ended September 30, 2008.

Other Operating Income.  Other operating income for the nine months ended September 30, 2009, includes income of $3.6 million due to the recovery of $2.2 million of assets previously written off and the release of $1.4 million of liabilities assumed as part of our purchase price allocation for our acquisitions of Escambia Asset Co. LLC and Redman Energy Holdings, L.P.  During the period, we received additional information about collectability of these assets and determined that we no longer had any obligation under these liabilities.

Capital Expenditures.  The Upstream Segment’s maintenance capital expenditures for the three and nine months ended September 30, 2009 and 2008 was $2.8 million, $6.4 million, $4.5 million and $17.7 million, respectively.  Growth capital expenditures during the three and nine months ended September 30, 2009 totaled $2.2 million and $3.1 million, respectively, and were associated with the completion of drilling projects associated with properties acquired in the Stanolind Acquisition.  We did not incur any growth capital expenditures during the three and nine months ended September 30, 2008.  The maintenance capital expenditures during the three and nine months ended September 30, 2009 were associated with compressor overhauls at the BEC and Flomaton treating facilities and well completions, recompletions, workovers, equipping and leasing activities.  The higher maintenance capital expenditures in the nine months ended September 30, 2009 were related primarily to a planned turnaround at our Big Escambia Creek (“BEC”) facility.

    Minerals Business (One segment)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Revenues:
Oil and condensate sales	$2,228	$4,390	$6,136	$12,489
Natural gas sales	749	3,044	2,454	8,818
Natural gas liquids sales	169	413	367	1,059
Lease bonus, rentals and other	904	9,546	1,831	12,240
Total revenues	4,050	17,393	10,788	34,606
Operating costs and expenses:
Operations and maintenance	203	427	972	1,352
Impairment	274	—	274	—
Depletion	1,654	2,321	4,781	6,460
Total operating costs and expenses	2,131	2,748	6,027	7,812
Operating income	$1,919	$14,645	$4,761	$26,794

Realized average prices:
Oil and condensate (per Bbl)	$63.96	$104.62	$52.87	$103.47
Natural gas (per Mcf)	$2.31	$9.36	$2.76	$8.99
NGLs (per Bbl)	$29.44	$59.16	$23.62	$60.92
Production volumes:
Oil and condensate (Bbl)	34,841	42,004	117,979	120,744
Natural gas (Mcf)	264,082	336,060	853,571	991,534
NGLs (Bbl)	5,739	6,981	15,110	17,381
Total (Mcfe)	507,562	629,970	1,652,106	1,820,288

Revenue.  For the three and nine months ended September 30, 2009 our revenue was $4.1 million and $10.8 million, respectively, as compared to $17.4 million and $34.6 million for the three and nine months ended September 30, 2008, respectively.  The decrease in revenue was due to decreases in commodity prices and lower production volumes as well as much lower bonus income due to the reduced leasing activity in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.  In addition, during the three and nine months ended September 30, 2009, our natural gas production volumes and related revenues were negatively impacted by approximately 37,000 Mcf due to a correction by an operator of  the Fruitland Coal field, in which we hold mineral interests.

    One of the distinctive characteristics of our large, diversified mineral position is that operators are continually conducting exploration and development drilling, recompletion, and workover operations on our interests; in our minerals segment, we refer to this phenomenon as “regeneration.” We do not pay for these operations, but we do receive a share of the production they generate. This mode of operation has resulted in relatively constant production rates from our mineral interests in the past, and while we expect that regeneration will continue, we are uncertain if it will continue at rates sufficient to maintain or grow the segment’s production rate so long as commodity prices remain at their current levels. We have observed rapid and significant reductions in the active drilling rig count in virtually every producing basin of the United States, except for the Haynesville (North Louisiana and East Texas) and Marcellus (Appalachian region) shale plays. The new sources of production that we expect will materialize due to regeneration will also be the source of future extensions and discoveries and positive revisions to our reserve estimates, which may effect out future depletion rates.  During the three and nine months ended September 30, 2009, as a result of regeneration we received an initial royalty payment for 15 and 150 new wells, respectively.

Additionally, we received approximately $0.9 million and $1.8 million in bonus and delay rental payments during the three and nine months ended September 30, 2009, respectively, and $9.5 million and $12.2 million in the three and nine months ended September 30, 2008, respectively. The amount of revenue we receive from bonus and rental payments varies significantly from month to month; therefore, we do not believe a meaningful set of conclusions can be drawn by observing changes in leasing activity over small time periods. Commodity prices may affect the amount of leasing that will occur on the minerals in future periods, and it is impossible to predict the timing or amount of future bonus payments.  However, we do expect to receive some level of bonus payments in the future.

Operating Expenses. Operating expenses of $0.2 million and $1.0 million for the three and nine months ended September 30, 2009, respectively as compared to $0.4 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, are predominately production and ad valorem taxes. These taxes are levied by various state and local taxing entities.

    Impairment.  During the three and nine months ended September 30, 2009, we incurred impairment charges related to certain fields within our Minerals Segment of $0.3 million due to a decline in natural gas prices and a slight reduction in oil reserves based on updated production performance during the period.  No impairment charges were incurred during the three and nine months ended September 30, 2008.

Depletion.  Our depletion during the three and nine months ended September 30, 2009 was $1.7 million and $4.8 million, respectively, as compared to $2.3 million and $6.5 million for the three and nine months ended September 30, 2008, respectively.  The decrease in depletion expense for the nine months ended September 30, 2009, as compared to the same period in the prior year, is due to lower production and an incorrect rate being used to calculate depletion causing an overstatement of depletion during the first three months in 2008.  An adjustment of $0.7 million was recorded during the three months ended September 30, 2008 to correct this overstatement.

    Corporate Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Revenues:
Unrealized commodity derivative (losses) gains	$(26,002)	$255,956	$(127,568)	$(33,381)
Realized commodity derivative gains (losses)	17,170	(24,105)	70,431	(64,388)
Total revenue	(8,832)	231,851	(57,137)	(97,769)
Costs and expenses:
General and administrative	10,449	9,893	34,882	31,161
Other operating expenses	—	3,920	—	10,134
Depreciation, depletion, and amortization	337	194	768	585
Total costs and expenses	10,786	14,007	35,650	41,880
Segment operating (loss) income	(19,618)	217,844	(92,787)	(139.649)
Other income (expense):
Interest income	10	212	183	673
Other income	725	434	1,835	2,867
Interest expense, net	(4,315)	(7,498)	(17,282)	(23,576)
Realized interest rate derivative losses	(5,040)	(2,358)	(13,669)	(4,903)
Unrealized interest rate derivative (losses) gains	(5,308)	(501)	9,745	(472)
Other expense	(267)	(205)	(801)	(652)
Total other income (expense)	(14,195)	(9,916)	(19,989)	(26,063)
(Loss) income from continuing operations before taxes	(33,813)	207,928	(112,776)	(165,712)
Income tax provision (benefit)	5,841	(494)	1,634	(1,428)
(Loss) income from continuing operations	(39,654)	208,422	(114,410)	(164,284)
Discontinued operations	—	(7)	—	15
Net (loss) income	$(39,654)	$208,415	$(114,410)	$(164,269)

Revenues. The volatility inherent in commodity prices generates uncertainty around our cash flows. We attempt to counter this volatility by entering into certain derivative transactions to reduce our exposure to commodity price risk.

Our Corporate Segment’s revenues, which consist solely of our commodity derivatives activity, decreased to a loss of $8.8 million and $57.1 million, respectively, for the three and nine months ended September 30, 2009, from a gain of $231.9 million and a loss of $97.8 million, respectively, for the three and nine months ended September 30, 2008.  As a result of our commodity hedging activities, revenues include realized gains of $17.2 million and $70.4 million on risk management activity that was settled during the three and nine months ended September 30, 2009, respectively, and unrealized mark-to-market losses of $26.0 million and $127.6 million for the three and nine months ended September 30, 2009, respectively, as compared to realized losses of $24.1 million and $64.4 million on risk management activity that was settled during the three and nine months ended September 30, 2008, respectively, and unrealized mark-to-market gains of $256.0 million and losses of $33.4 million for the three and nine months ended September 30, 2008, respectively.  Included with our unrealized commodity derivative gains (losses) is the amortization of put premiums and other derivative costs of $10.6 million, $33.8 million, $2.3 million and $6.8 million during the three and nine months ended September 30, 2009 and 2008, respectively.

As the forward price curves for our hedged commodities shift in relation to the various strike prices of our commodity derivatives, the fair value of those instruments changes.  The unrealized, non-cash, mark-to-market results during the three and nine months ended September 30, 2009 reflects forward curve price movements from the beginning to the end of the three-month and nine-month period for commodities underlying the derivative instruments.  The unrealized mark-to-market results for the three and nine months ended September 30, 2009 and 2008 had no impact on cash activities for those periods and are excluded from our calculation of Adjusted EBITDA.

Given the uncertainty surrounding future commodity prices, and the general inability to predict these as they relate to the caps, floors, swaps and strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

General and Administrative Expenses. General and administrative expenses increased by $0.5 million and $3.7 million to $10.4 million and $34.9 million for the three and nine months ended September 30, 2009, respectively, as compared to $9.9 million and $31.2 million for the three and nine months ended September 30, 2008, respectively. This growth in general and administrative expenses was primarily driven by increased headcount in our corporate office as a result of our 2008 acquisitions but was also impacted by our recruiting efforts in accounting, back-office, engineering, land and operations-related corporate personnel associated with being a public partnership.  Corporate-office payroll expenses decreased by less than $0.1 million and increased $4.4 million for the three and nine months ended September 30, 2009, respectively, as a result of the increased headcount.  Included within the increased corporate-office payroll expenses was an decrease of $0.5 million and a decrease of $0.9 million for the three and nine months ended September 30, 2009, respectively, related to equity-based compensation, of which the nine months ended September 30, 2009 includes $0.4 million related to the allocation of expense from Eagle Rock Holdings, L.P. due to its issuance of Tier I units to one of our executives.  Also included in the nine months ended September 30, 2009 was a one time charge of $0.1 million for severance payments due to a reduction in workforce.  As a result of the increase in our expenses for corporate-office headcount, contract labor and other outside professional services decreased by $0.1 million and $0.2 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  In addition, the three and nine months ended September 30, 2009, included legal and other professional advisory fees $0.4 million and $0.6 million, respectively, incurred related to strategic discussions regarding our capital structure and proposals received regarding the sale of the Minerals Segment.

At the present time, we do not allocate our general and administrative expenses cost to our operational segments. The Corporate Segment bears the entire amount.

    Other Operating Expense. In July 2008, SemGroup, L.P. and certain of its subsidiaries (“SemGroup”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We historically sold portions of its condensate production from its Texas Panhandle and East Texas midstream systems to SemGroup.  As a result of the bankruptcy we took a $10.1 million bad debt charge during the nine months ended September 30, 2008, which is included in “Other Operating Expense” in the consolidated statement of operations.  In August 2009, we sold $3.9 million of our outstanding receivables from SemGroup, which represented our 20-day administrative claims under 503(b)(9) of the United States Bankruptcy Code, for which we received a payment of $3.0 million.  Due to certain repurchase obligations under the assignment agreement, we recorded the payment as a current liability within accounts payable as of September 30, 2009 and anticipate maintaining the balance as a liability until it is clear that the repurchase obligations can no longer be triggered.

    Amounts included within other operating (income) expense are excluded from our calculation of Adjusted EBITDA.

Total Other Income (Expense). Total other income (expense) includes both realized and unrealized gains and losses from our interest rate swaps. We incurred expense of $14.2 million and $20.0 million for the three and nine months ended September 30, 2009, respectively, as compared to $9.9 million and $26.1 million for the three and nine months ended September 30, 2008, respectively.  During the three and nine months ended September 30, 2009, we incurred realized losses from our interest rate swaps of $5.0 million and $13.7 million, respectively, as compared to realized losses of $2.4 million and $4.9 million during the three and nine months ended September 30, 2008, respectively. We also incurred unrealized mark-to-market losses of $5.3 million and gains of $9.7 million during the three and nine months ended September 30, 2009, respectively, as compared to unrealized mark-to-market losses of $0.5 million and $0.4 million during the three and nine months ended September 30, 2009, respectively.  These unrealized mark-to-market gains did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

    Interest expense, net, decreased to $4.3 million and $17.3 million for the three and nine months ended September 30, 2009, respectively, as compared to $7.5 million and $23.6 million, respectively, during the three and nine months ended September 30, 2008, respectively.  Interest expense, net is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  All of our outstanding debt consists of borrowings under our revolving credit facility, which bears interest primarily based on a LIBOR rate plus the applicable margin.  The decrease in interest expense, net is due to lower LIBOR rates during the three and nine months ended September 30, 2009, as compared to the same period in 2008, partially offset by higher debt balances in the 2009 period as a result of our acquisitions made in 2008.

    Income Tax Provision (Benefit) – Income tax provision for the three and nine months ended September 30, 2009 and 2008 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. (acquiring entity of certain entities acquired in the acquisition of Redman Energy Corporation “Redman Acquisition” in 2007) and Eagle Rock Energy Acquisition Co. II, Inc. (acquiring entity of certain entities acquired in the Stanolind Acquisition) and their wholly-owned corporations, Eagle Rock Upstream Development Company, Inc. (successor entity to certain entities acquired in the Redman acquisition) and Eagle Rock Upstream Development Company II, Inc. (successor entity to certain entities acquired in the Stanolind acquisition), which are subject to federal income taxes (the “C Corporations”).  During the three and nine months ended September 30, 2009, our tax provision increased by $6.3 million and $3.1 million, respectively, as compared to the same periods in the prior year.  These increases were the result of 2009 income projected for the C Corporations resulting from utilization of our remaining net operating loss carryforwards, adjustments to the true-up of the results of 2008 tax returns and our 2008 tax provision, as well as changes in estimates used in our tax provision calculation in prior periods.

Adjusted EBITDA

Adjusted EBITDA, as defined under “Non-GAAP Financial Measures,” decreased by $23.6 million and $47.1 million from $74.9 million and $184.3 million for the three and nine months ended September 30, 2008, respectively, to $51.3 million and $137.2 million for the three and nine months ended September 30, 2009, respectively.

           As described above, for the three and nine months ended September 30, 2009, revenues minus cost of natural gas and natural gas liquids for the Midstream Business (including the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico Segment) declined by $20.3 million and $66.6 million as compared to the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2009, revenues for our Upstream and Mineral Segments declined by $51.3 million and $121.4 million, respectively, as compared to the same period in the prior year.  Our Corporate Segment’s realized commodity derivatives gain increased by $41.3 million and $134.8 million as compared to the three and nine months ended September 30, 2008, respectively. This resulted in a decline of $30.3 million and $53.2 million of total incremental revenues minus cost of natural gas and natural gas liquids, adjusted to exclude the impact of unrealized commodity derivatives not included in the calculation of Adjusted EBITDA, as compared to the three and nine months ended September 30, 2008.

Operating expenses (including taxes other than income), increased by $0.1 million and $3.6 million for our Midstream Business with respect to the three and nine months ended September 30, 2009, respectively, primarily due to the addition of the Millennium Midstream acquisition properties, while operating expenses for our Upstream and Minerals Segments decreased by $7.1 million and $13.5 million, as compared to the three and nine months ended September 30, 2008, respectively.

General and administrative expense, captured in the Corporate Segment, increased by $1.1 million and $6.4 million, as compared to the same periods in the prior year.  These amounts are adjusted to exclude non-cash compensation charges related to our LTIP program and other operating expenses.

As a result, revenues (excluding the impact of unrealized commodity derivative activity and non-cash mark-to-market of Upstream product imbalances) minus cost of natural gas and natural gas liquids decreased by $30.3 million and $53.2 million, operating expenses decreased by $7.0 million and $9.9 million and general and administrative expenses increased by $1.1 million and $6.4 million, resulting in the decrease to Adjusted EBITDA during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.

    Adjusted EBITDA, for the three and nine months ended September 30, 2009 and 2008, excludes amortization of commodity hedge costs (including, for the three and nine months ended September 30, 2009, costs of hedge reset transactions) of $10.6 million, $33.8 million, $2.3 million and $6.8 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008, would have been $40.7 million, $103.3 million, $72.6 million and $177.5 million, respectively.

For a discussion of Adjusted EBITDA and reconciliation to GAAP, see “Non-GAAP Financial Measures” at the end of this item.

Liquidity and Capital Resources

Historically, our sources of liquidity have included cash generated from operations, equity investments by our existing owners, equity investments by other institutional investors and borrowings under our existing revolving credit facility.

We believe that the cash generated from these sources will continue to be sufficient to meet our expected quarterly cash distributions (which we have reduced in the first three quarters of 2009 to below the minimum quarterly distribution amount described in our partnership agreement) and our requirements for short-term working capital and long-term capital expenditures.  The actual distributions we will declare will be subject to our operating performance, prevailing market conditions (including forward oil, natural gas and sulfur commodity prices), the impact of unforeseen events and the approval of our Board of Directors and will be done pursuant to our distribution policy.

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

    In connection with making the distribution decision for the first, second and third quarters of 2009, our Board of Directors determined to reduce the quarterly distribution in each quarter to $0.025 per common unit, as compared to $0.41 per common, subordinated and general partner unit paid for the fourth quarter of 2008, to establish cash reserves (as against available cash) for the proper conduct of our business and to enhance our ability to remain in compliance with financial covenants under our revolving credit facility in future periods.  The cash not distributed has been used to reduce our outstanding debt under our revolving credit facility, to continue the execution of our hedge strategy to maintain future cash flows and/or to fund growth capital expenditures.

Under the terms of the agreements governing our revolving credit facility, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. Our goal is to reduce our ratio of outstanding debt to Adjusted EBITDA, or “leverage ratio,” with respect to our Midstream and Minerals Businesses, which as of September 30, 2009 was 4.75, to approximately 3.0 to 3.5, including without limitation, by reducing outstanding indebtedness.  We believe this leverage ratio range to be appropriate in light of these more turbulent economic conditions and more in-line with historical midstream industry standards.  Our leverage ratio has been negatively impacted in the nine months ended September 30, 2009 by the effect of lower commodity prices on our Adjusted EBITDA.  In response, we have taken steps to reduce our outstanding indebtedness under our revolving credit facility and to improve our Adjusted EBITDA position through prudent management of our hedging portfolio, including by hedge reset transactions.  During the three months ended September 30, 2009, we reduced our outstanding debt under the revolving credit facility by $30.0 million from $804.4 million to $774.4 million.  Based primarily on our current expectations of continued depressed commodity prices and decreased drilling activity, we do not expect to be able to maintain the same level of debt reduction achieved during the third quarter of 2009 for the fourth quarter of 2009 or for 2010.  The actual amount and timing of further debt repayment will depend on a number of factors, including but not limited to, changes in commodity prices, our producer customers’ drilling plans, availability of external capital, and the potential consummation of asset acquisitions or divestitures, as well as future determinations of the borrowing base under our revolving credit facility.  If we are unable to continue reducing our outstanding debt, we must increase our Adjusted EBITDA to further reduce our leverage ratio.  For a detailed description of our revolving credit facility, see the description under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants included in our annual report on Form 10-K for the year ended December 31, 2008 and below under “Revolving Credit Facility and Debt Covenants.”

In the event that we acquire additional midstream assets or natural gas or oil properties that exceed our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities or cash reserves established by our general partner and, if necessary, new equity issuances.  In light of our current leverage ratio, we are experiening restricted access to the capital markets.  If we are unable to reduce our leverage ratio, we expect our level of acquisition activity to be lower going forward than that which we experienced in 2008 and 2007.

Working Capital. Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2009, working capital was $(12.8) million as compared to $57.3 million as of December 31, 2008.

The net decrease in working capital of $70.1 million from December 31, 2008 to September 30, 2009, resulted primarily from the following factors:

•
cash balances and marketable securities, net of due to affiliates, decreased overall by $15.1 million and was impacted primarily by the distributions paid on February 15, 2009 with respect to the fourth quarter of 2008 financial results, the results of operations, timing of capital expenditures payments, and financing activities including our debt activities (the due to affiliate liability of $10.9 million as of September 30, 2009 is owed to Eagle Rock Energy G&P, LLC);

•	trade accounts receivable decreased by $42.1 million primarily from the impact of lower commodity prices on our consolidated revenue;

•
risk management net working capital balance decreased by a net $72.0 million as a result of the changes in current portion of the mark-to-market unrealized positions, increased other derivative costs, which includes the unwinding of long-term positions to purchase current positions (see Hedging Strategy), and amortization of the put premiums and other derivative costs;

•	accounts payable decreased by $50.9 million from December 31, 2008 primarily as a result of activities and timing of payments, including capital expenditures activities and lower commodity prices; and

•
accrued liabilities decreased by $8.2 million primarily reflecting payment of employee benefit accruals, lower interest payments and the timing of payment of unbilled expenditures related primarily to capital expenditures.

    Cash Flows for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Cash Flow from Operating Activities.Cash flows from operating activities decreased $90.4 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 as a result of lower commodity prices across our three businesses and reduced NGL equity volumes in the Midstream Business.  These lower commodity prices resulted in lower cash flows from the sale of our equity crude oil, natural gas and natural gas liquids volumes.  The lower commodity prices also had a direct result in the decrease in our working capital.  Specifically contributing to the decrease in cash flows from operating activities was the $50.9 million decrease in accounts payable, as discussed above.  Lower commodity prices also resulted in us realizing settlement gains during the nine months ended September 30, 2009, of which $8.3 million of cash received was reclassified to cash from financing activities, compared to $15.5 million of payments being reclassified during the nine months ended September 30, 2008.  In addition, our cash flows from operating activities for the nine months ended September 30, 2009, includes a payment of $13.9 million to reset certain derivative contracts, as discussed within “Hedging Strategy” below.

 Cash Flows from Investing Activities.Cash flows used for investing activities for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, decreased by $100.5 million due to acquisitions completed in 2008.  During the nine months ended September 30, 2008, we paid $81.3 million, net of cash acquired, for our acquisition of Stanolind.  During the nine months ended September 30, 2009, we did not make any acquisitions. The investing activities for the current period reflect additions to property, plant and equipment expenditures of $29.4 million versus $45.3 million for the prior year period.  This decrease is attributable to lower well-connect activity in our Midstream Business resulting from the reduced drilling activity of our producer customers, as well as lower capital spending associated with the maintenance of our Big Escambia Creek (“BEC”) facility, for which we performed a scheduled turnaround during the nine months ended September 30, 2008.

Cash Flows from Financing Activities.Cash flows used for financing activities during the nine months ended September 30, 2009, were $50.9 million versus cash flows provided by financing activities of $128.5 during the nine months ended September 30, 2008. Key differences between periods include net payments to our revolving credit facility of $25.0 million during the nine months ended September 30, 2009, as compared to net proceeds of $232.3 million from our revolving credit facility during the nine months ended September 30, 2008.  The net proceeds received during the nine months ended September 30, 2008, were used for our acquisition of Stanolind and our acquisition of MMP, which closed on October 1, 2008.  Distributions to members decreased to cash outflows of $34.2 million during the nine months ended September 30, 2009, as compared to $87.6 million during the nine months ended September 30, 2008 as a result of reducing our quarterly distribution to $0.025 from $0.41 as discussed above.

Hedging Strategy

    We use a variety of hedging instruments to accomplish our risk management objectives.  At times our hedging strategy may involve entering into hedges with strike prices above current futures prices or resetting existing hedges to higher price levels in order to meet our cash flow requirements, stay in compliance with our revolving credit facility covenants and continue to execute on our distribution objectives.  In addition, we may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Hedge transactions such as these impact our liquidity in that we are required to pay the present value of the difference between the hedged price and the current futures price.  These transactions also increase our exposure to the counterparties through which we execute the hedges.  During the nine months ended September 30, 2009, as part of this strategy, we executed a series of hedging transactions that involved the unwinding of a portion of existing “in-the-money” 2011 and 2012 WTI crude oil swaps and collars, and the unwinding of two “in-the-money” 2009 WTI crude oil collars.  With these transactions, and an additional $13.9 million of cash, we purchased a 2009 WTI crude oil swap on 60,000 barrels per month beginning January 1, 2009 at $97 per barrel.

    On October 8, 2009, we unwound a portion of an “in-the-money” 2009 WTI crude oil swap and reset the remaining portion.  For the first part of the transaction, we bought 3,000 barrels per month for the months of November and December of 2009, for which we received $0.1 million for the counterparty.  For the second part of the transaction, we reset from $97.00 to $135.00 the remaining 57,000 barrels a month for the months of November and December of 2009, for which we paid the counterparty $4.3 million.  On October 22, 2009, we entered into a 30,000 barrel per month WTI crude oil costless collar with a floor of $80.00 and a cap of $92.40 for the 2011 calendar year and a 30,000 barrel per month WTI crude oil costless collar with a floor of $80.00 and a cap of $98.50 for the 2012 calendar year.  On November 2, 2009, the Partnership reset a 2010 WTI crude oil swap, from $53.55 to $95.00, the swap price for 45,000 barrels a month for the months of January, February and March 2010, for which the Partnership paid the counterparty $5.7 million.

    Revolving Credit Facility and Debt Covenants

    On December 13, 2007, we entered into a credit agreement with Wachovia Bank, National Association, as administrative agent and swing line lender, Bank of America, N.A., as syndication agent; HSH Nordbank AG, New York Branch; the Royal Bank of Scotland, plc; and BNP Paribas, as co-documentation agents, and the other lenders who are parties to the agreement with aggregate commitments of up to $800 million.  During the year ended December 31, 2008, we exercised $180 million of our $200 million accordion feature under the revolving credit facility, which increased the total commitment to $980 million.  Pursuant to the revolving credit facility, we may, at our request and subject to the terms and conditions of the revolving credit facility, increase our commitments by an additional $20 million to an aggregate of $1 billion.  As a result of Lehman Brothers’ bankruptcy filing, the amount of available commitments was reduced by the unfunded portion of Lehman Brothers’ commitment in an amount of approximately $9.1 million.   As of September 30, 2009, unused capacity available to us under the new credit agreement, based on outstanding debt and compliance with financial covenants as of that date, was approximately $34 million.  The credit agreement is scheduled to mature on December 13, 2012.

Given the current state of the banking industry worldwide, we are pleased with the degree of diversification within our lender group.  Our revolving credit facility includes the participation of 19 financial institutions. As of today, all of our banks’ commitments, with the exception of Lehman Brothers’ commitment, remain in place and have funded in response to our borrowing notices.  A Lehman Brothers subsidiary has an approximately 2.6% participation in our revolving credit facility.  On August 21, 2009, BBVA Compass Bank purchased certain assets and liabilities of Guaranty Bank, a wholly owned subsidiary of Guaranty Financial Group Inc.  Guaranty Bank had a commitment under Eagle Rock Energy’s revolving credit facility of $30 million, of which approximately $25 million has been funded.  BBVA Compass has purchased Guaranty Bank’s commitment and has informed us it will continue to honor such commitment.

We announced in October 2009 that its existing borrowing base of $135 million under our revolving credit facility was reaffirmed by our commercial lenders as a result of our regularly scheduled semi-annual borrowing base redetermination. The reaffirmation is effective as of October 1, 2009, with no additional fees or increases in interest rate spread incurred.

Our revolving credit facility accommodates, through the use of a borrowing base for our Upstream Business and traditional cash-flow based covenants for our Midstream and Minerals Businesses, the allocation of indebtedness to either our Upstream Business (to be measured against the borrowing base) or to our Midstream and Minerals Businesses (to be measured against the cash-flow based covenant).  At September 30, 2009, we were in compliance with our covenants under the revolving credit facility. Our interest coverage ratio, as defined in the credit agreement (i.e., Consolidated EBITDA divided by Consolidated Interest Expense), was 4.93 as compared to a minimum interest coverage covenant of 2.5, and our leverage ratio, as defined in the credit agreement (i.e., Total Funded Indebtedness divided by Adjusted Consolidated EBITDA), was 4.75 as compared to a maximum leverage ratio of 5.0.  Primarily as a result of lower expected future commodity prices, our borrowing base was re-determined in April 2009 to $135 million (which resulted in a higher allocation of indebtedness to our Midstream and Minerals Businesses).  The reduction in borrowing base was a contributing factor to the decrease in our quarterly distribution (as discussed above).  It also contributed to our taking steps to reduce our leverage.  The $135 million borrowing base was reaffirmed effective October 1, 2009.  At this time, we believe that we will remain in covenant compliance for the remainder of 2009.  Our covenant compliance throughout 2009 has benefited substantially from the contributions of our hedging portfolio.  Absent any changes to the current hedge positions in place for 2010, we anticipate a lower contribution from our hedges in 2010, which, among other factors, could result in us exceeding the allowable covenant levels in the revolving credit facility.  Management is evaluating several alternatives to address this concern, including but not limited to asset sales and additional adjustments to our hedging portfolio, including buying-up exisiting hedges to more favorable price levels.  In addition, the Partnership has received proposals from NGP and BSMC which would, among other items, involve the sale of our Minerals Business and the potential issuance of new equity.  These proposals are currently being evaluated by the Conflicts Committee of our Board. We caution our unitholders that the proposals are not binding at this time, that neither the Board of Directors nor the Conflicts Committee has made any decision with respect to our response to the proposals and that there can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

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

Our 2009 capital budget anticipates that we will spend approximately $40.0 million in total for the year on our existing assets.  Our 2009 capital budget anticipated that we would spend approximately $30.4 million in the nine months ended September 30, 2009 on our existing assets. We actually spent approximately $29.7 million in total during that period.

The energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. We categorize our capital expenditures as either:

•
growth capital expenditures, which are made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire similar systems or facilities in our Midstream Business (and our Upstream Business with respect to the Big Escambia Plant and other Alabama plants and facilities), or grow our production in our Upstream Business; or

•
maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to meet regulatory requirements, to maintain the existing operating capacity of our assets and extend their useful lives, or to connect wells to maintain existing system volumes and related cash flows in our Midstream Business (and in our Upstream Business with respect to the Big Escambia Plant and other Alabama plants and facilities); in our Upstream Business, maintenance capital also includes capital which is expended to maintain our production  in the near future.

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

We historically have financed our maintenance capital expenditures (including well-connect costs) with internally generated cash flow and our growth capital expenditures ultimately with draws from our revolving credit facility (although such expenditures were often funded out of internally generated cash flow as an interim step).  We anticipate funding our limited growth capital expenditures, for the foreseeable future, out of cash flow generated from operations, and, to the extent necessary, with draws from our revolving credit facility.

Off-Balance Sheet Obligations

We have no off-balance sheet transactions or obligations.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (U.S. GAAP), the Accounting Standards Codification.  Unless needed to clarify a point to readers, the Partnership will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

    In December 2007, the FASB issued authoritative guidance to require that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception for the accounting for valuation allowances on deferred tax assets and acquired tax contingencies associated with acquisitions.  The guidance amends previous guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the amended guidance would also apply the provisions of such guidance.  The guidance was effective for us as of January 1, 2009 but the impact of the adoption on our consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

In December 2007, the FASB issued authoritative guidance which requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The guidance was effective for us as of January 1, 2009 and did not have a material impact on its consolidated results of operations or financial position as we have no noncontrolling interests.

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  Non-financial assets and liabilities that we measure at fair value on a non-recurring basis consists primarily of property, plant and equipment, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

In March 2008, the FASB issued authoritative guidance requiring enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. The guidance was effective for us as of January 1, 2009.  See Note 11 for the additional disclosures required related to our derivative instruments.

In March 2008 the FASB approved authoritative guidance which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008.  The guidance was effective for us as of January 1, 2009 and the impact on its earnings per unit calculation has been retrospectively applied to September 30, 2008 (see Note 16).

    In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance must be applied prospectively to intangible assets acquired after the effective date.  The guidance was effective for us as of January 1, 2009 but the impact of the adoption on our consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

    In June 2008, the FASB issued authoritative guidance which affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards.  This guidance is effective for fiscal years beginning after December 15, 2008 and earnings-per-unit calculations would need to be adjusted retroactively.  The guidance was effective for us as of January 1, 2009 and the impact on its earnings per unit calculation has been retrospectively applied to September 30, 2008. (See Note 16).

    In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The provisions of this final ruling will become effective for disclosures in our Annual Report on Form 10-K for the year ending December 31, 2009.  The adoption of the Final Rule, Modernization of Oil and Gas Reporting revision to Regulation S-K and Regulations S-X is not expected to have a material impact on our consolidated financial statements.

    In April 2009, the FASB issued authoritative guidance amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings under certain circumstances. This guidance was effective for us as of June 30, 2009 and did not have a material impact on its consolidated financial statements.

    In April 2009, the FASB issued authoritative guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance was effective for us as of June 30, 2009 and did not have a material impact on its consolidated financial statements.

    In April 2009, the FASB issued authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for us as of June 30, 2009.  (See Note 10).

In April 2009, the FASB issued authoritative guidance which amended and clarified previous guidance with respect to contingencies.  The guidance provides that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined using the measurement period, the previous guidance shall apply.”  This guidance was effective for us as of January 1, 2009 but the impact of the adoption on our consolidated financial statements will depend on the nature and the extent of business combinations occurring after January 1, 2009.

    In May 2009, the FASB issued authoritative guidance which provides guidance on our assessment of subsequent events. Historically, we have relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  The guidance clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” We must perform its assessment for both interim and annual financial reporting periods prospectively.  The guidance was effective for us as of June 30, 2009 but the impact of the adoption will depend on the nature and the extent of transactions that occur subsequent to our interim and annual reporting periods.

    In June 2009, the FASB issued authoritative guidance which reflects the FASB’s response to issues entities have encountered when applying previous guidance.  In addition, this guidance addresses concerns expressed by the SEC, members of the United States Congress, and financial statement users about the accounting and disclosures required in the wake of the subprime mortgage crisis and the deterioration in the global credit markets.  In addition, because this guidance eliminates the exemption from consolidation for qualified special-purpose entities (“QSPEs”) a transferor will need to evaluate all existing QSPEs to determine whether they must be consolidated.   The guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption of is prohibited.   We are currently evaluating the potential impact, if any, of the adoption of this guidance on its financial statements.

    In June 2009, the FASB issued authoritative guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis.  While the FASB’s discussions leading up to the issuance of this guidance focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises, as well as qualifying special-purpose entities (QSPEs) that were excluded from previous guidance.  Accordingly, an enterprise will need to carefully reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required.  This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption is prohibited.  We are currently evaluating the potential impact, if any, of the adoption on its financial statements.

    In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Partnership’s consolidated financial statements upon adoption.  Accordingly, our notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

    In September 2009, the FASB issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2010, for fiscal year 2011, unless we elect to early adopt the standards.  We have not yet evaluated the impact these standards will have on its financial position or results of operations.  We have not determined if it will early adopt the standards.

    In September 2009, the FASB issued an amendment to authoritative guidance to address the need for additional implementation guidance on accounting for uncertainty in income taxes and to specifically address the following questions, (1) is income tax paid by the entity attributable to the entity or its owners, (2) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity and (3) how should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities.  This amendment is effective for interim and annual periods ended after September 15, 2009.  The adoption of this guidance had no material impact on our financial statements.
.

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

    Reconciliations of “Adjusted EBITDA” to net cash flows provided by operation activities and net loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net cash flows provided by operating activities	$40,893	$40,927	$73,172	$163,571
Add (deduct):
Depreciation, depletion, amortization and impairment	(28,860)	(28,597)	(86,753)	(80,799)
Amortization of debt issuance costs	(267)	(219)	(801)	(655)
Risk management portfolio value changes	(31,314)	258,716	(103,927)	(30,592)
Reclassifying financing derivative settlements	1,556	(5,925)	8,330	(15,462)
Other	(5,894)	(1,344)	(1,802)	(1,313)
Accounts receivables and other current assets	(6,917)	(49,584)	(41,843)	(651)
Accounts payable, due to affiliates and accrued liabilities	5,965	74,741	49,800	(956)
Other assets and liabilities	(433)	(644)	1,221	(420)
Net (loss) income	(25,271)	288,071	(102,603)	32,723
Add (deduct):
Interest (income) expense, net	9,612	9,849	31,569	28,458
Depreciation, depletion, amortization and impairment	28,860	28,597	86,753	80,799
Income tax provision (benefit)	5,841	(500)	1,634	(1,497)
EBITDA	19,042	326,017	17,353	140,483
Add (deduct):
Unrealized risk management losses	31,310	(255,455)	117,823	33,853
Equity-based compensation expense	904	1,427	5,024	4,147
Non-cash mark-to-market of Upstream imbalances	780	—	2,609	—
Other income	(725)	(434)	(1,835)	(2,867)
Discontinued operations	(26)	(594)	(266)	(1,451)
Other operating expenses	—	3,920	(3,552)	10,134
ADJUSTED EBITDA	$51,285	$74,881	$137,156	$184,299

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Amortization of commodity derivative costs	$10,590	$2,260	$33,886	$6,780

    Adjusted EBITDA, for the three and nine months ended September 30, 2009 and 2008, excludes amortization of commodity hedge costs (including, for the three and nine months ended September 30, 2009, costs of hedge reset transactions) .  Including these amortization costs, our Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008, would have been $40.7 million, $103.3 million, $72.6 million and $177.5 million, respectively.

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

We have not designated our derivative contracts as accounting hedges. As a result, we mark our derivatives to fair value with the resulting change in fair value included in our statement of operations.  For the three months ended September 30, 2009, we recorded a loss on risk management instruments of $8.8 million representing a fair value (unrealized) loss of $15.4 million, amortization of put premiums and other derivative costs of $10.6 million and net (realized) settlement gain of $17.2 million.  For the nine months ended September 30, 2009, we recorded a loss on risk management instruments of $57.1 million representing a fair value (unrealized) loss of $93.7 million, amortization of put premiums and other derivative costs of $33.9 million and net (realized) settlement gains of $70.4 million.  As of September 30, 2009, the fair value net liability of these commodity contracts, including put premiums and other derivative costs, totaled approximately $4.5 million.

We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.

Interest Rate Risk

We are exposed to variable interest rate risk as a result of borrowings under our existing revolving credit agreement. To mitigate its interest rate risk, we have entered into various interest rate swaps. These swaps convert the variable-rate term loan into a fixed-rate obligation. The purpose of entering into this swap is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments through the end of 2010. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense.

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations.  For the three months ended September 30, 2009, the Partnership recorded a fair value (unrealized) loss of $5.3 million and a realized loss of $5.0 million.  For the nine months ended September 30, 2009, we recorded a fair value (unrealized) gain of $9.7 million and a realized loss of $13.7 million.  As of September 30, 2009, the fair value liability of these interest rate contracts totaled approximately $30.2 million.

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

    Our derivative counterparties, both commodity and interest rate, include BNP Paribas, Wells Fargo Bank N.A., Wachovia Bank N.A, Bank of Nova Scotia, Comerica Bank, Barclays Bank PLC, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs) BBVA Compass Bank and Credit Suisse Energy LLC (an affiliate of Credit Suisse Group AG).

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have voluntarily undertaken a self-audit of our compliance with air quality standards, including permitting in the Texas Panhandle Segment as well as a majority of our other Midstream Business locations and some of our Upstream Business locations in Texas. This audit has been performed pursuant to the Texas Environmental, Health and Safety Audit Privilege Act, as amended. We have completed the disclosures to the Texas Commission on Environmental Quality (“TCEQ”), and we are addressing in due course the deficiencies that we disclosed therein.  We do not foresee at this time any impediment to the timely corrective efforts identified as a result of these audits.

Subsequent to December 31, 2008, we received additional Notices of Enforcement (“NOEs”) and Notices of Violation (“NOVs”) from the TCEQ related to air compliance matters.  We expect to receive additional NOEs or NOVs from the TCEQ from time to time throughout 2009.  Though the TCEQ has the discretion to adjust penalties and settlements upwards based on a compliance history containing multiple, successive NOEs, we do not expect that the resolution of any existing NOE or any future similar NOE will vary significantly from the administrative penalties and agreed settlements experienced by us to date.

Item 1A.                      Risk Factors.

Set forth below is a material update to the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2008 and our previous quarterly reports on Form 10-Q filed during 2009.

Potential legislation related to “over-the-counter” derivatives could adversely impact our ability to execute our hedging stratedy.

    In response to the role that “over-the-counter” derivatives are perceived to have played in the global financial crisis that began in 2008, various committees of the United States Congress are currently drafting legislation to increase the regulation of the markets for these instruments.  These efforts may result, among other things, in legislation that would require us to clear our commodity derivatives through clearinghouses, and post cash collateral when market prices rise above the strike prices of our derivatives.  If this or similar legislation is promulgated, the cost of executing our hedging strategy could increase significantly, potentially to a level that would lead us to hedge a much lower level of our forecasted production than we otherwise would desire.  Increases in hedging costs and the need to post cash collateral would have an adverse effect on our business as a result of reduced cash flow and reduced liquidity.  Additionally, in the event that we hedge lower quantities in response to higher hedging costs and increased margin requirements, our exposure to changes in commodity prices would increase and this could result in lower cash flows to the Partnership.  Ultimately, increased regulation of “over-the-counter” derivatives has the potential to reduce our cash flows and thereby reduce our ability to make distributions, reduce debt, and fund maintenance and growth activities.

    Climate change legislation, regulatory initiatives and litigation may adversely affect our operations, our cost structure, or the demand for oil and natural gas.

    On April 17, 2009, the U.S. Environmental Protection Agency, or “EPA,” issued a notice of its proposed finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” presented an endangerment to human health and the environment because emissions of such gases are, according to EPA, contributing to warming of the earth’s atmosphere.  Once finalized, EPA’s finding and determination would allow it to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act.  In addition, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009”, also known as the “Waxman-Markey legislation,” which would establish an economy-wide cap-and-trade program to reduce emissions of carbon dioxide and other GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050.  President Obama is encouraging the Senate to consider climate change legislation during the fall of 2009.  Further, on September 21, 2009 a U.S. Federal appellate court reinstated a lawsuit filed by several state attorneys general and others against five of the largest U.S. electric utility companies alleging that those companies have created a public nuisance due to their emissions of carbon dioxide.  Although it is not possible at this time to predict if and when the Senate may act on climate change legislation, how any bill passed by the Senate would be reconciled with the Waxman-Markey legislation or what effect, if any, the recent decision permitting a nuisance lawsuit to proceed against certain utilities may have on the oil and natural gas industry, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions, as well as future climate change litigation against us or our customers for GHG emissions, could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the oil and natural gas we produce and distribute.

   We have significant indebtedness under our revolving credit facility.  We may have difficulty complying with the leverage ratio covenant set forth in our revolving credit facility over the next five quarters.

As of September 30, 2009, total borrowings under our revolving credit facility were approximately $775 million, and our leverage ratio (amount of outstanding debt over Adjusted EBITDA, as defined in the credit agreement) was approximately 4.75 versus a maximum allowable ratio level of 5.0.  Our ability to comply with the leverage ratio covenant over the next five quarters is uncertain and may depend on our ability to reduce debt, enhance our hedging portfolio (including through hedge reset transactions), execute on a strategic proposal (which may include a variety or combination of one or more of the proposals we have received to date) or otherwise increase our liquidity.  Other factors beyond our control that may contribute to our ability to comply with the leverage ratio covenant include, but are not limited to, commodity prices and drilling activity by our producer customers.  If we breach the leverage ratio covenant, an event of default would occur under our revolving credit facility.  An event of default could cause an acceleration of our repayment of the outstanding amounts under our revolving credit facility or, if waived, incurrence of a waiver fee and/or an increase in the applicable interest-rate margins in our revolving credit facility.

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

    The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period would result in the technical termination of our partnership for federal income tax purposes.

    We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. During the nine months ended September 30, 2009, we experienced a high volume of trading in our common units. We cannot at this time determine whether there has been a sale or exchange of 50% or more of the total interests in our capital and profits as such determination requires analyzing historic brokerage trading data as it becomes available to us.  A technical termination would not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes.  A technical termination would, among other things, result in the closing of our taxable year for all unitholders (which, most likely, results in unitholders who were unitholders before and after such technical termination receiving an additional K-1 on account of the termination) and would result in a deferral of depreciation deductions allowable in computing our taxable income.  A deferral of depreciation deductions would result in increased taxable income or reduced taxable loss to certain unitholders, although the exact increase or reduction for each unitholder cannot be estimated at this time.

Except as disclosed above, the risks previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008 and our previous quarterly reports on Form 10-Q filed during 2009 have not changed in any material respect.

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

Date: November 9, 2009	EAGLE ROCK ENERGY PARTNERS, L.P.

	By:	EAGLE ROCK ENERGY GP, L.P., its general partner

	By:	EAGLE ROCK ENERGY G&P, LLC, its general partner

	By:	/s/ Jeffrey P. Wood
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