Form 10-Q
period 2010-03-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2010-05-07
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The issuer had 55,926,989 common units outstanding as of May 3, 2010.

EAGLE ROCK ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149	$2,732
Accounts receivable(1)	88,935	91,164
Risk management assets	6,349	2,479
Prepayments and other current assets	3,513	2,790
Total current assets	98,946	99,165
PROPERTY, PLANT AND EQUIPMENT — Net	1,260,745	1,275,881
INTANGIBLE ASSETS — Net	127,157	132,343
DEFERRED TAX ASSET	2,159	1,562
RISK MANAGEMENT ASSETS	7,566	3,410
OTHER ASSETS	22,648	21,967
TOTAL	$1,519,221	$1,534,328

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,089	$78,096
Due to affiliate	12,883	12,910
Accrued liabilities	8,046	11,110
Taxes payable	2,412	2,416
Risk management liabilities	51,940	51,650
Total current liabilities	153,370	156,182
LONG-TERM DEBT	737,383	754,383
ASSET RETIREMENT OBLIGATIONS	20,126	19,829
DEFERRED TAX LIABILITY	41,192	40,246
RISK MANAGEMENT LIABILITIES	31,795	32,715
OTHER LONG TERM LIABILITIES	575	575
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS’ EQUITY:
Common Unitholders(2)	487,039	484,282
Subordinated Unitholders(3)	53,640	52,058
General Partner(4)	(5,899)	(5,942)
Total members’ equity	534,780	530,398
TOTAL	$1,519,221	$1,534,328

(1)	Net of allowable for bad debt of $5,005 as of March 31, 2010 and $4,818 as of December 31, 2009.
(2)
54,203,471 units were issued and outstanding as of March 31, 2010 and December 31, 2009.  These amounts do not include unvested restricted common units granted under the Partnership’s long-term incentive plan of 1,379,961 and 1,371,019 as of March 31, 2010 and December 31, 2009, respectively.

(3)	20,691,495 units were issued and outstanding as of March 31, 2010 and December 31, 2009.
(4)	844,551 units were issued and outstanding as of March 31, 2010 and December 31, 2009.

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)

	Three Months
	Ended March 31,
	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$199,296	$158,490
Gathering, compression, processing and treating fees	12,833	11,667
Minerals and royalty income	5,649	3,239
Commodity risk management gains	10,795	26,256
Other revenue	36	42
Total revenue	228,609	199,694

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	144,278	133,217
Operations and maintenance	19,235	18,641
Taxes other than income	3,999	2,978
General and administrative	13,088	12,538
Impairment	-	242
Depreciation, depletion and amortization	29,435	30,063
Total costs and expenses	210,035	197,679
OPERATING INCOME	18,574	2,015
OTHER INCOME (EXPENSE):
Interest income	2	32
Other income	268	560
Interest expense, net	(4,145)	(7,539)
Interest rate risk management losses	(9,712)	(383)
Other expense	(269)	(267)
Total other income (expense)	(13,856)	(7,597)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,718	(5,582)
INCOME TAX (BENEFIT) PROVISION	765	(2,730)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,953	(2,852)
DISCONTINUED OPERATIONS	28	307
NET INCOME (LOSS)	$3,981	$(2,545)

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In thousands, except per unit amounts)

	Three Months
	Ended March 31,
	2010	2009
NET INCOME (LOSS) PER COMMON UNIT — BASIC:
Basic and diluted:
Income (loss) from continuing operations per unit
Common units	$0.06	$(0.03)
Subordinated units	$0.03	$(0.06)
General partner units	$0.06	$(0.03)
Discontinued operations per unit
Common units	$-	$-
Subordinated units	$-	$-
General partner units	$-	$-
Net income (loss) per unit
Common units	$0.06	$(0.03)
Subordinated units	$0.03	$(0.06)
General partner units	$0.06	$(0.03)
Weighted average number of basic outstanding (units in thousands)
Common units	54,203	53,044
Subordinated units	20,691	20,691
General partner units	845	845
Weighted average number diluted outstanding (units in thousands)
Common units	54,420	53,044
Subordinated units	20,691	20,691
General partner units	845	845

See notes to unaudited condensed consolidated financial statements.

 EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$3,981	$(2,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	29,435	30,063
Impairment	-	242
Amortization of debt issuance costs	269	267
Equity in earnings of unconsolidated affiliates	(181)	(505)
Distribution from unconsolidated affiliates—return on investment	338	51
Reclassing financing derivative settlements	(305)	(4,317)
Equity-based compensation	1,808	2,231
Gain on sale of assets	(19)	-
Other	689	(2,507)
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	2,229	26,912
Prepayments and other current assets	(723)	(2,337)
Risk management activities	(8,656)	(12,475)
Accounts payable	264	(42,843)
Due to affiliates	(27)	7,197
Accrued liabilities	(3,064)	(5,458)
Other assets	(1,618)	1,407
Other current liabilities	(47)	-
Net cash provided by (used in) operating activities	24,373	(4,617)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,258)	(13,087)
Investment in partnerships	(128)	(341)
Proceeds from sale of asset	33	-
Purchase of intangible assets	(580)	(718)
Net cash used in investing activities	(8,933)	(14,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	18,000	109,000
Repayment of long-term debt	(35,000)	(71,000)
Proceeds from derivative contracts	305	4,317
Distributions to members and affiliates	(1,328)	(31,639)
Net cash (used in) provided by financing activities	(18,023)	10,678
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,583)	(8,085)
CASH AND CASH EQUIVALENTS—Beginning of period	2,732	17,916
CASH AND CASH EQUIVALENTS—End of period	$149	$9,831

Interest paid—net of amounts capitalized	$4,254	$10,828
Cash paid for taxes	$419	$114
Investments in property, plant and equipment, not yet paid	$3,972	$4,063
Deferred transaction fees, not yet paid	$594	$-

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — January 1, 2009	$(3,714)	53,043,767	$625,590	20,691,495	$105,839	$727,715
Net loss	(29)	-	(1,810)	-	(706)	(2,545)
Distributions	(316)	-	(22,785)	-	(8,538)	(31,639)
Equity based compensation	22	-	1,607	-	602	2,231
BALANCE — March 31, 2009	$(4,037)	53,043,767	$602,602	20,691,495	$97,197	$695,762

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — January 1, 2010	$(5,942)	54,203,471	$484,282	20,691,495	$52,058	$530,398
Net income	44	-	2,849	-	1,088	3,981
Distributions	(21)	-	(1,386)	-	-	(1,407)
Equity based compensation	20	-	1,294	-	494	1,808
BALANCE — March 31, 2010	$(5,899)	54,203,471	$487,039	20,691,495	$53,640	$534,780

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

    Basis of Presentation and Principles of Consolidation— The accompanying financial statements include assets, liabilities and the results of operations of Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy” or the “Partnership”). The general partner of Eagle Rock Energy is Eagle Rock Energy GP, L.P. The general partner of Eagle Rock Energy GP, L.P. is Eagle Rock Energy G&P, LLC. a wholly-owned subsidiary of Eagle Rock Holdings, L.P. (“Holdings”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

    Description of Business— The Partnership is a domestic focused growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting and selling natural gas; fractionating and transporting natural gas liquids (“NGLs”); and marketing natural gas, condensate and NGLs, which collectively the Partnership calls its “Midstream Business;” (ii) acquiring, developing and producing hydrocarbons in oil and natural gas properties, which the Partnership calls its “Upstream Business;” and (iii) acquiring and managing fee mineral and royalty interests, either through direct ownership or through investment in other partnerships in properties in multiple producing trends across the United States, which the Partnership calls its “Minerals Business.”  See Note 13 for a further description of the Partnership’s three businesses and the seven reportable segments in which it reports.

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

The Partnership has provided a discussion of significant accounting policies in its annual report on Form 10-K for the year ended December 31, 2009. Certain items from that discussion are repeated or updated below as necessary to assist in understanding these financial statements.

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

Impairment of Oil and Natural Gas Properties

    The Partnership reviews its proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, the Partnership recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves utilizing the Partnership’s estimated weighted average cost of capital.  The Partnership recorded impairment charges of $0.2 million in its Upstream Segment as a result of a continued decline in natural gas prices during the three months ended March 31, 2009.  No impairment charges were incurred during the three months ended March 31, 2010.  The Partnership cannot predict the amount of additional impairment charges that may be recorded in the future.

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

Other Significant Accounting Policies

Transportation and Exchange Imbalances—In the course of transporting natural gas and natural gas liquids for others, the Partnership’s Midstream Business may receive for redelivery different quantities of natural gas or natural gas liquids than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which, if not subject to cash-out provisions, are recovered or repaid through the receipt or delivery of natural gas or natural gas liquids in future periods. Imbalance receivables are included in accounts receivable; imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of March 31, 2010, the Partnership had imbalance receivables totaling $0.4 million and imbalance payables totaling $2.9 million, respectively. For the Midstream Business, as of December 31, 2009, the Partnership had imbalance receivables totaling $0.3 million and imbalance payables totaling $2.9 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas and natural gas liquids sold.

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

    The Partnership’s Upstream Segment recognizes revenues based on actual volumes of crude oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  As of March 31, 2010, the Partnership’s Upstream Segment had an imbalance receivable balance of $2.6 million and an imbalance payable balance of $0.9 million.  As of December 31, 2009, the Partnership’s Upstream Segment had an imbalance receivable balance of $1.9 million and an imbalance payable balance of $0.5 million.

    A significant portion of the Partnership’s sale and purchase arrangements are accounted for on a gross basis in the consolidated statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements which establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract, or separately in individual contracts which are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. Under authoritative guidance, purchase and sale agreements with the same counterparty are required to be recorded on a net basis.  For the three months ended March 31, 2010 and 2009, the Partnership did not enter into any purchase and sale agreements with the same counterparty.

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

    In June 2009, the FASB issued authoritative guidance which reflects the FASB’s response to issues entities have encountered when applying previous guidance.  In addition, this guidance addresses concerns expressed by the Securities and Exchange Commission (“SEC”), members of the United States Congress, and financial statement users about the accounting and disclosures required in the wake of the subprime mortgage crisis and the deterioration in the global credit markets.  In addition, because this guidance eliminates the exemption from consolidation for qualified special-purpose entities (“QSPEs”) a transferor will need to evaluate all existing QSPEs to determine whether they must be consolidated.   The guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption of the guidance was prohibited.   This guidance was effective for the Partnership as of January 1, 2010 and did not have a material impact on its consolidated financial statements.

    In June 2009, the FASB issued authoritative guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis.  While the FASB’s discussions leading up to the issuance of this guidance focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises, as well as qualifying special-purpose entities (QSPEs) that were excluded from previous guidance.  Accordingly, an enterprise will need to carefully reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required.  This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption was prohibited.  This guidance was effective for the Partnership as of January 1, 2010 and did not have a material impact on its consolidated financial statements.

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

In January 2010, the FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires new disclosures such as: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Partnership adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Partnership until January 1, 2011 (see Notes 10 and 11).

NOTE 4. ACQUISITIONS

2008 Acquisitions

    Update on Millennium Acquisition.   On October 1, 2008, the Partnership completed the acquisition of 100% of the outstanding units of Millennium Midstream Partners, L.P. (“MMP”).   MMP is in the natural gas gathering and processing business, with assets located in East, Central and West Texas and South Louisiana.  With respect to the South Louisiana assets acquired in the acquisition, the Yscloskey and North Terrebonne facilities were flooded with three to four feet of water as a result of the storm surges caused by Hurricanes Ike and/or Gustav.  The North Terrebonne facility came back on-line in November 2008 and the Yscloskey facility came back on-line in January 2009.  The former owners of MMP provided the Partnership indemnity coverage for Hurricanes Gustav and Ike to the extent losses are not covered by insurance and established an escrow account of 1,818,182 common units and $0.6 million in cash available for the Partnership to recover against for this purpose.  As of December 31, 2009, the escrow account held 391,304 common units.  During the three months ended March 31, 2010, the Partnership recovered an additional 3,759 common units.  On April 1, 2010, the Partnership released 330,604 units out of escrow to the former owners of MMP and recovered the remaining 56,941 units held in escrow.  As of April 1, 2010, the Partnership had an additional claim for $0.2 million cash out of escrow.

NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS

Fixed assets consisted of the following:

	March 31,	December 31,
	2010	2009
	($ in thousands)
Land	$1,559	$1,559
Plant	243,971	242,223
Gathering and pipeline	677,157	675,474
Equipment and machinery	23,119	22,527
Vehicles and transportation equipment	4,232	4,232
Office equipment, furniture, and fixtures	1,279	1,248
Computer equipment	7,419	6,912
Corporate	126	126
Linefill	4,269	4,269
Proved properties	519,752	512,545
Unproved properties	69,779	72,174
Construction in progress	14,528	15,513
	1,567,190	1,558,802
Less: accumulated depreciation, depletion and amortization	(306,445)	(282,921)
Net property, plant and equipment	$1,260,745	$1,275,881

    Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $13.6 million and $13.2 million, respectively. Depletion expense for the three months ended March 31, 2010 and 2009 was approximately $10.0 million and $11.1 million, respectively.  The Partnership recorded impairment charges of $0.2 million in its Upstream Segment as a result of a continued decline in natural gas prices during the three months ended March 31, 2009.  The Partnership did not incur any impairment charges related to its Upstream Segment’s oil and natural gas properties during the three months ended March 31, 2010.   The Partnership capitalizes interest costs on major projects during extended construction time periods. Such interest costs are allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. During the three months ended March 31, 2010 and 2009, the Partnership capitalized interest costs of less $0.1 million and $0.1 million, respectively.

Asset Retirement Obligations—The Partnership recognizes asset retirement obligations for its oil and natural gas working interests associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Partnership recognizes asset retirement obligations for its midstream assets in accordance with the term “conditional asset retirement obligation,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the Partnership’s control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation upon initial recognition if the fair value of the liability can be reasonably estimated. As of March 31, 2010 and December 31, 2009, the Partnership had $1.0 million restricted in an escrow account for purposes of settling associated asset retirement obligations in the State of Alabama.

    A reconciliation of our liability for asset retirement obligations is as follows:

	2010	2009
	($ in thousands)
Asset retirement obligations -- January 1	$19,829	$19,872
Liabilities settled	(43)	-
Accretion expense	340	279
Asset retirement obligations -- March 31	$20,126	$20,151

NOTE 6. INTANGIBLE ASSETS

Intangible Assets—Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $5.8 million for both the three months ended March 31, 2010 and 2009. Estimated aggregate amortization expense for 2010 and each of the four succeeding years is as follows: 2010—$22.4 million; 2011—$11.6 million; 2012—$11.6 million; 2013—$11.6 million; and 2014—$7.1 million. Intangible assets consisted of the following:

	March 31,	December 31,
	2010	2009
	($ in thousands)
Rights-of-way and easements—at cost	$86,823	$86,243
Less: accumulated amortization	(16,857)	(15,600)
Contracts	123,959	123,959
Less: accumulated amortization	(66,768)	(62,259)
Net intangible assets	$127,157	$132,343

   The amortization period for our rights-of-way and easements is 20 years. The amortization period for contracts range from 5 to 20 years and are approximately 10 years on average as of March 31, 2010.

NOTE 7. LONG-TERM DEBT

As of March 31, 2010 and December 31, 2009, the Partnership had $737.4 million and $754.4 million outstanding, respectively, under its revolving credit facility.

    As of March 31, 2010, the Partnership was in compliance with the financial covenants under its revolving credit facility.  The Partnership’s ability to comply with the financial covenants throughout 2010 is uncertain and will depend upon the Partnership’s ability to reduce debt, enhance its commodity hedge portfolio or otherwise increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its Midstream facilities’ volumes.  The Partnership’s strategy to remain in compliance includes (i) the liquidity enhancements as discussed in Note 9 under Recapitalization and Related Transactions, (ii) asset sales, and/or (iii) enhancements to its hedging portfolio (including through hedge reset transactions).  Based on its strategy, the Partnership believes that it will remain in compliance with its financial covenants through 2010.

    Based upon the above mentioned ratios and conditions as calculated as of March 31, 2010, the Partnership has approximately $60.9 million of unused capacity under the revolving credit facility as of March 31, 2010 on which the Partnership pays a 0.3% commitment fee per year.

On March 8, 2010, the Partnership entered into the Second Amendment to its revolving credit facility (the “Credit Facility Amendment”), dated as of December 13, 2007, with Wachovia Bank, N.A., Bank of America, N.A., HSH NordBank AG, New York Branch, The Royal Bank of Scotland, PLC, BNP Paribas and the other lenders party thereto.

Prior to execution of the Credit Facility Amendment, the Partnership had concluded that it would require a waiver from its lender group in order to exercise the GP Acquisition Option under the Recapitalization and Related Transactions discussed in Note 9 without triggering a “Change in Control” event and potential event of default under its revolving credit facility.  The Credit Facility Amendment, however, modifies the definition of “Change in Control” in such a way that the exercise of the GP Acquisition Option would not trigger a “Change in Control” event and potential default provided the Partnership receives unitholder approval of the Recapitalization and Related Transactions prior to July 31, 2010.  In light of the Credit Facility Amendment, the Conflicts Committee of Eagle Rock’s Board of Directors currently intends to cause the Partnership to exercise the GP Acquisition Option as soon as practicable after the required unitholder approvals of the Recapitalization and Related Transactions.    The Credit Facility Amendment will take effect upon the Partnership providing written notice to its lender group that the required unitholder approvals have been obtained prior to July 31, 2010.

In addition to modifying the definition of “Change in Control,” the Credit Facility Amendment also:
•
Reduces the maximum permitted Senior Secured Leverage Ratio (as such term is defined in the revolving credit facility) from 4.25 under the current revolving credit facility to 3.75 as amended (and from 4.75 to 4.25 for specified periods following certain permitted acquisitions);

•	Obligates the Partnership to use $100 million of the proceeds from the Minerals Business sale to make a mandatory prepayment towards its outstanding borrowings under the revolving credit facility; and

•
Reduces, upon such mandatory prepayment, the Partnership’s borrowing capacity under the revolving credit facility by the $100 million amount of such mandatory prepayment; however, the Partnership’s availability under its revolving credit facility will not be impacted because it is calculated based on its outstanding debt and compliance with financial covenants

    On April 19, 2010, the Partnership announced that the borrowing base under its revolving credit facility, which relates to its Upstream Business, was set at $130 million by its commercial lenders as part of the Partnership’s regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base is effective April 1, 2010, with no additional fees or increase in interest rate spread incurred.

NOTE 8. MEMBERS’ EQUITY

At March 31, 2010, there were 54,203,471 common units (exclusive of restricted unvested common units and common units held in escrow related to the Millennium Acquisition), 20,691,495 subordinated units (all of which are owned by Holdings) and 844,551 general partner units outstanding. In addition, there were 1,379,961 unvested restricted common units outstanding.

Subordinated units represent limited partner interests in the Partnership, and holders of subordinated units exercise the rights and privileges available to unitholders under the limited partnership agreement. Subordinated units, during the subordination period, will generally receive quarterly cash distributions only when the common units have received a minimum quarterly distribution of $0.3625 per unit and any outstanding arrearages on the common units have been paid. Subordinated units will convert into common units on a one-for-one basis when the subordination period ends.  The subordination period will end on the first day of any quarter beginning after March 31, 2010 in respect of which, among other things, the Partnership has earned and paid at least $1.45 (the minimum quarterly distribution on an annualized basis) on each outstanding limited partner unit and general partner unit for each of the three consecutive, non-overlapping four quarter periods immediately preceding such date and any outstanding arrearages on the common units have been paid.  Alternatively, the subordination period will end on the first business day after the Partnership earned and paid at least $0.5438 per quarter (150% of the minimum quarter distribution, or $2.175 on an annualized basis) on each outstanding limited partner unit and general partner unit for any four consecutive quarters ending on or after September 30, 2007 and there are no outstanding arrearages on the common units.  In addition, the subordination period will end upon the removal of the Partnership’s general partner other than for cause if the units held by the Partnership’s general partner and its affiliates are not voted in favor of such removal, at which point all outstanding common unit arrearages would be extinguished.  For each of the three months ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010, the Partnership did not pay the full minimum quarterly distribution amount.  The first quarter 2010 Common Unit Arrearage is $0.3375 per common unit.  The Cumulative Common Unit Arrearage is expected to increase to $1.6875 per common unit with the payment of the first quarter 2010 distribution on May 14, 2010.  Both Common Unit Arrearage and Cumulative Common Unit Arrearage are terms defined in Eagle Rock Energy’s partnership agreement.

On February 2, 2010, the Partnership declared its fourth quarter 2009 cash distribution of $0.025 per unit to its general partner (as to its general partner units) and its common unitholders of record as of the close of business on February 8, 2010.  The distribution was paid on February 12, 2010, net of amounts retained to relieve outstanding amounts due from affiliates.

On April 27, 2010, the Partnership declared its first quarter 2010 cash distribution of $0.025 per unit to its general partner (as to its general partner units) and its common unitholders of record as of the close of business on May 7, 2010.  The distribution will be paid on May 14, 2010.

NOTE 9. RELATED PARTY TRANSACTIONS

    During the three months ended March 31, 2010 and 2009, the Partnership incurred $2.3 million and $0.1 million, respectively, in expenses with related parties, of which there was an outstanding accounts payable balance of $0.7 million as of March 31, 2010 and December 31, 2009.

    Related to its investments in unconsolidated subsidiaries, during the three months ended March 31, 2010 and 2009, the Partnership recorded income of $0.2 million and $0.5 million, respectively, of which there was no outstanding accounts receivable balances as of March 31, 2010 and December 31, 2009.

    During the three months ended March 31, 2010, the Partnership incurred approximately $0.7 million for services performed by Stanolind Field Services (“SFS”), which is an entity controlled by Natural Gas Partners (“NGP”).  As of March 31, 2010, there were no outstanding accounts payable balances.

    As of March 31, 2010 and December 31, 2009, Eagle Rock Energy G&P, LLC had $12.9 million of outstanding checks paid on behalf of the Partnership. This amount was recorded as Due to Affiliate on the Partnership’s balance sheet in current liabilities. As the checks are drawn against Eagle Rock Energy G&P, LLC’s cash accounts, the Partnership reimburses Eagle Rock Energy G&P, LLC.

    During 2009, the Partnership leased office space from Montierra Minerals & Production, L.P. (“Montierra”), which is owned by NGP and certain members of the Partnership’s senior management, including the Chief Executive Officer.  During the three months ended March 31, 2009, the Partnership made rental payments of less than $0.1 million.  In addition, the Partnership was reimbursed by Montierra for services performed by its employees on behalf of Montierra of less than $0.1 million for both the three months ended March 31, 2009.  The Partnership did not receive or provide any services to Montierra during the three months ended March 31, 2010.  As of March 31, 2010 and December 31, 2009, no amounts were due to or from Montierra.

    As of March 31, 2010 and December 31, 2009, the Partnership had an outstanding receivable balance of $0.7 million due from an affiliate of NGP.

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

•
An option in favor of the Partnership, exercisable until December 31, 2012 by the issuance of 1,000,000 newly-issued common units, to capture the value of its controlling interest through (i) acquiring the Partnership’s general partner, and such general partner’s general partner, and thereby acquiring the 844,551 general partner units outstanding, and (ii) reconstituting its board of directors to allow its common unitholders to elect the majority of its directors (the “GP Acquisition Option”);

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

    In exchange for NGP’s and Holdings’ contributions and commitments under the Global Transaction Agreement, Eagle Rock will pay Holdings, subject to a successful unitholder vote, a transaction fee of $29 million in newly-issued common units.  The units were valued at $6.0101 per unit, based on 90% of the volume-adjusted trailing 10-day average of the trading price of Eagle Rock’s common units as of April 24, 2010, resulting in a total of approximately 4.8 million units to be paid to Holdings upon completion of the Minerals Business sale.

    Completion of the Recapitalization and Related Transactions is expected to occur in the second quarter of 2010, subject to customary closing conditions including approval of the Global Transaction Agreement and the transactions contemplated therein, including certain partnership agreement amendments, by a majority of the common units held by non-affiliates of NGP. The Global Transaction Agreement is conditioned upon the consummation of the transactions contemplated in the Minerals Business Sale Agreement, which is conditioned on unitholder approval of the Global Transaction Agreement and certain partnership agreement amendments.

    The Partnership will hold a special meeting of its common unitholders on May 14, 2010 for unitholders of record as of the close of business on March 29, 2010 to vote on certain of the Recapitalization and Related Transactions.

    See Note 12 related to lawsuit alleging certain claims related to the Recapitalization and Related Transactions.

    See Note 7 for a discussion of an amendment to our revolving credit facility related to the Recapitalization and Related Transactions.

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

As of March 31, 2010, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude, natural gas and natural gas liquids (“NGLs”) at fair value. The Partnership has classified the inputs to measure the fair value of its interest rate swaps, crude derivatives and natural gas derivatives as Level 2. Because the NGL market is considered to be less liquid and thinly traded, the Partnership has classified the inputs related to its NGL derivatives as Level 3.

The Partnership values its Level 2 and Level 3 derivatives using forward curves, volatility curves, volatility skew parameters, interest rate curves and model parameters.

The Partnership did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010.  If transfers were to occur, the Partnership would recognize such transfers at the beginning of the reporting period.

The following tables disclose the fair value of the Partnership’s derivative instruments as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude oil derivatives	$-	$(994)	$-	$(994)
Natural gas derivatives	-	16,730	-	16,730
NGL derivatives	-	-	(1,821)	(1,821)
Total	$-	$15,736	$(1,821)	$13,915

Liabilities:
Crude oil derivatives	$-	$(48,098)	$-	$(48,098)
Natural gas derivatives	-	2,437	-	2,437
NGL derivatives	-	-	(5,837)	(5,837)
Interest rate swaps	-	(32,237)	-	(32,237)
Total	$-	$(77,898)	$(5,837)	$(83,735)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude oil derivatives	$-	$3	$-	$3
Natural gas derivatives	-	5,286	-	5,286
Interest rate swaps	-	600	-	600
Total	$-	$5,889	$-	$5,889

Liabilities:
Crude oil derivatives	$-	$(45,039)	$-	$(45,039)
Natural gas derivatives	-	3,475	-	3,475
NGL derivatives	-	-	(14,784)	(14,784)
Interest rate swaps	-	(28,017)	-	(28,017)
Total	$-	$(69,581)	$(14,784)	$(84,365)

As of March 31, 2010, risk management current and long-term assets in the unaudited condensed consolidated balance sheet include put premium and other derivative costs, net of amortization, of $1.3 million.

The following table sets forth a reconciliation of changes in the fair value of the NGL derivatives classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Net asset (liability) balances as of January 1	$(14,784)	$14,016
Settlements	4,129	(3,378)
Total gains (losses) realized and unrealized	2,997	809
Net liability balances as of March 31	$(7,658)	$11,447

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

    The Partnership recognized gains of $2.7 million and $1.2 million in the three months ended March 31, 2010 and 2009, respectively, that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at March 31, 2010 which are included in the unrealized commodity gains (losses).

    The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments.  The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

    The Partnership believes that the fair value of its revolving credit facility does not approximate its carrying value as of March 31, 2010 and December 31, 2009 because the applicable floating rate margin on the revolving credit facility was a below-market rate. The fair value of the revolving credit facility has been estimated based on similar transactions that occurred during the twelve months ended December 31, 2009 and the three months ended March 31, 2010. The Partnership estimates the fair value of the borrowings under its revolving credit facility as of March 31, 2010 was $699.7 million versus a carrying value of $737.4 million.  The Partnership estimated the fair value of the borrowings under its revolving credit facility as of December 31, 2009 was $713.2 million versus a carrying value of $754.4 million.

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

    The table below summarizes the terms, notional amounts and rates to be paid and the fair values of the various interest swaps as of March 31, 2010:

Effective Date	Expiration Date	Notational Amount	Fixed Rate (a)
12/31/2008	12/31/2012	$150,000,000	2.360% / 2.560%
9/30/2008	12/31/2012	150,000,000	4.105% / 4.295%
10/3/2008	12/31/2012	300,000,000	3.895% / 4.095%

(a)	First amount is the rate the Partnership pays through January 9, 2011 and the second amount is the interest rate the Partnership pays from January 10, 2011 through December 31, 2012.

    The Partnership’s interest rate derivative counterparties include Wells Fargo Bank N.A. / Wachovia Bank N.A and The Royal Bank of Scotland plc.

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

    The Partnership’s commodity derivative counterparties include BNP Paribas, Wachovia Bank N.A, Comerica Bank, Barclays Bank PLC, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs), BBVA Compass Bank and Credit Suisse Energy LLC (an affiliate of Credit Suisse Group AG).

    The following table, as of March 31, 2010, sets forth certain information regarding the Partnership’s commodity derivatives that will mature during the year ended December 31, 2010 (excluding transactions and volumes that settled or were unwound during the three months ended March 31, 2010):

Underlying	Period	Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Apr-Dec 2010	990,000 mmbtu	Costless Collar	$7.70	$9.10
NYMEX Henry Hub	Apr-Dec 2010	1,125,000 mmbtu	Swap	6.65
NYMEX Henry Hub	Apr-Dec 2010	1,530,000 mmbtu	Swap	6.57
Crude Oil:
NYMEX WTI	Apr-Dec 2010	45,000 bbls	Costless Collar	50.00	67.50
NYMEX WTI	Apr-Dec 2010	81,000 bbls	Costless Collar	90.00	99.80
NYMEX WTI	Apr-Dec 2010	45,000 bbls	Put	100.00
NYMEX WTI	Apr-Dec 2010	54,000 bbls	Put	90.00
NYMEX WTI	Apr-Dec 2010	27,000 bbls	Swap	78.35
NYMEX WTI	Apr-Dec 2010	225,000 bbls	Swap	70.00
NYMEX WTI	Apr-Dec 2010	360,000 bbls	Swap	51.40
NYMEX WTI	Apr-Dec 2010	405,000 bbls	Swap	53.55
Natural Gas Liquids:
OPIS Ethane Mt Belv non TET	Apr-Dec 2010	3,402,000 gallons	Costless Collar	0.43	0.53
OPIS Ethane Mt Belv non TET	Apr-Dec 2010	3,402,000 gallons	Swap	0.58
OPIS IsoButane Mt Belv non TET	Apr-Dec 2010	1,890,000 gallons	Costless Collar	0.82	1.02
OPIS IsoButane Mt Belv non TET	Apr-Dec 2010	3,137,400 gallons	Swap	1.4045
OPIS NButane Mt Belv non TET	Apr-Dec 2010	4,158,000 gallons	Costless Collar	0.82	1.02
OPIS NButane Mt Belv non TET	Apr-Dec 2010	6,350,400 gallons	Swap	1.3745
OPIS Propane Mt Belv non TET	Apr-Dec 2010	3,780,000 gallons	Costless Collar	0.705	0.81
OPIS Propane Mt Belv non TET	Apr-Dec 2010	3,780,000 gallons	Swap	0.755
OPIS Propane Mt Belv non TET	Apr-Dec 2010	13,305,600 gallons	Swap	1.0915
OPIS Natural Gasoline Mt Belv non TET	Apr-Dec 2010	1,663,200 gallons	Swap	1.6562

    During the three months ended March 31, 2010, the Partnership entered into a 12,000 barrels per month WTI costless collar with a floor strike price at $75.00 per barrel and a cap strike price of $89.85 per barrel for its 2011 calendar year.

    The following table, as of March 31, 2010, sets forth certain information regarding the Partnership’s commodity derivatives that will mature during the year ended December 31, 2011:

Underlying	Period	Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2011	1,200,000 mmbtu	Costless Collar	$7.50	$8.85
NYMEX Henry Hub	Jan-Dec 2011	720,000 mmbtu	Swap	7.09
NYMEX Henry Hub	Jan-Dec 2011	2,280,000 mmbtu	Swap	6.14
Crude Oil:
NYMEX WTI	Jan-Dec 2011	139,152 bbls	Costless Collar	75.00	85.70
NYMEX WTI	Jan-Dec 2011	360,000 bbls	Costless Collar	80.00	92.40
NYMEX WTI	Jan-Dec 2011	144,000 bbls	Costless Collar	75.00	89.85
NYMEX WTI	Jan-Dec 2011	125,256 bbls	Swap	80.00
NYMEX WTI	Jan-Dec 2011	120,000 bbls	Swap	65.10
NYMEX WTI	Jan-Dec 2011	240,000 bbls	Swap	75.00
NYMEX WTI	Jan-Dec 2011	240,000 bbls	Swap	80.05
NYMEX WTI	Jan-Dec 2011	360,000 bbls	Swap	65.60

    During the three months ended March 31, 2010, the Partnership entered into a 16,000 barrels per month NYMEX WTI costless collar with a floor strike price at $75.00 per barrel and a cap strike price of $94.75 per barrel for its 2012 calendar year.

    The following table, as of March 31, 2010, sets forth certain information regarding the Partnership’s commodity derivatives that will mature during the year ending December 31, 2012:

Underlying	Period	Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2012	1,080,000 mmbtu	Costless Collar	$7.35	$8.65
NYMEX Henry Hub	Jan-Dec 2012	3,120,000 mmbtu	Swap	6.77
Crude Oil:
NYMEX WTI	Jan-Dec 2012	135,576 bbls	Costless Collar	75.30	86.30
NYMEX WTI	Jan-Dec 2012	360,000 bbls	Costless Collar	80.00	98.50
NYMEX WTI	Jan-Dec 2012	192,000 bbls	Costless Collar	75.00	94.75
NYMEX WTI	Jan-Dec 2012	108,468 bbls	Swap	80.30
NYMEX WTI	Jan-Dec 2012	240,000 bbls	Swap	68.30
NYMEX WTI	Jan-Dec 2012	240,000 bbls	Swap	76.50
NYMEX WTI	Jan-Dec 2012	240,000 bbls	Swap	82.02

    On April 9, 2010, the Partnership entered into a swap for 20,000 barrels per month of NYMEX WTI crude oil for the twelve months ending December 31, 2010.  The swap price for the transaction is $90.20 per barrel.  On April 19, 2010, the Partnership entered into a swap for 60,000 barrels per month of NYMEX WTI crude oil for the twelve months ending December 31, 2013.  The swap price for the transaction is $89.85 per barrel.

    Fair Value of Interest Rate and Commodity Derivatives

    Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the unaudited condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	($ in thousands)
Interest rate derivatives – assets		$-		$-
Interest rate derivatives – liabilities		-	Current liabilities	(18,115)
Interest rate derivatives – liabilities		-	Long-term liabilities	(14,122)
Commodity derivatives – assets	Current assets	9,508	Current liabilities	3,005
Commodity derivatives – assets	Long-term assets	10,107		-
Commodity derivatives – liabilities	Current assets	(3,159)	Current liabilities	(36,830)
Commodity derivatives – liabilities	Long-term assets	(2,541)	Long-term liabilities	(17,673)
Total derivatives		$13,915		$(83,735)

	As of December 31, 2009
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	($ in thousands)
Interest rate derivatives – assets	Long-term assets	$600		$-
Interest rate derivatives – liabilities		-	Current liabilities	(16,988)
Interest rate derivatives – liabilities		-	Long-term liabilities	(11,029)
Commodity derivatives – assets	Current assets	3,494	Current liabilities	9,842
Commodity derivatives – assets	Long-term assets	2,830	Long-term liabilities	1,684
Commodity derivatives – liabilities	Current assets	(1,015)	Current liabilities	(44,504)
Commodity derivatives – liabilities	Long-term assets	(20)	Long-term liabilities	(23,370)
Total derivatives		$5,889		$(84,365)

    The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership’s Unaudited Condensed Consolidated Statement of Operations:

Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Interest rate risk management losses	$(9,712)	$(383)
Commodity risk management gains	10,795	26,256
Total	$1,083	$25,873

    The Partnership’s hedge counterparties are participants in its credit agreement, and the collateral for the outstanding borrowings under its credit agreement is used as collateral for its hedges.  The Partnership does not have rights to collateral from its counterparties, nor does the Partnership have rights of offset against borrowings under its credit agreement.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

    Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership’s accruals were approximately $0.2 million and $0.1 million as of March 31, 2010 and December 31, 2009, respectively, related to these matters. The Partnership has been indemnified up to a certain dollar amount for certain lawsuits that were assumed as part of prior acquisitions. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership would expect to make a claim against the indemnification up to the limits of the indemnification. For these indemnified lawsuits, the Partnership has not established any accruals because the Partnership considers remote the likelihood of these lawsuits being successful in amounts in excess of the indemnification limits. These matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On February 9, 2010 a lawsuit, alleging certain claims related to the Recapitalization and Related Transactions (see Note 9), was filed on behalf of one of the Partnership’s public unitholders in the Court of Chancery of the State of Delaware naming the Partnership, its general partner, certain affiliates of its general partner, including the general partner of its general partner, and each member of the Partnership’s Board of Directors as defendants.  The complaint alleges a breach by defendants of their fiduciary duties to the Partnership and the public unitholders and seeks to enjoin the Recapitalization and Related Transactions.  The Partnership believes the allegations claimed in the lawsuit are without merit.  On March 11, 2010, in an effort to minimize the further cost, expense, burden and distraction of any litigation relating to the lawsuit, the parties to the lawsuit entered into a Memorandum of Understanding regarding the terms of a potential settlement of the lawsuit.  If the settlement is consummated it, among other things, would resolve the allegations by the plaintiff against the defendants in connection with the Recapitalization and Related Transactions and would provide a release and settlement by a proposed class of the Partnership common unitholders during the period from September 17, 2009 through and including the date of the closing of the transactions of all claims against the defendants as they relate to the Recapitalization and Related Transactions.  As of March 31, 2010, the Partnership’s accrual related to this matter was $0.8 million.  The Partnership has a receivable of approximately $0.5 million established against this accrual for amounts the Partnership expects to recover under its Directors and Officers insurance policies.  In the event that the settlement is not consummated, the Partnership intends to vigorously defend against the lawsuit.

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

    Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership’s combined results of operations, financial position or cash flows. At March 31, 2010 and December 31, 2009, the Partnership had accrued approximately $4.1 million and $4.4 million, respectively, for environmental matters.

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

    Since January 1, 2010, the Partnership has received additional Notices of Enforcement (“NOEs”) and Notices of Violation (“NOVs”) from the TCEQ related to air compliance matters and expects to receive additional NOEs or NOVs from the TCEQ from time to time throughout 2010.  Though the TCEQ has the discretion to adjust penalties and settlements upwards based on a compliance history containing multiple, successive NOEs, the Partnership does not expect that the resolution of any existing NOE or any future similar NOE will vary significantly from the administrative penalties and agreed settlements experienced by it to date.

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

    The retained revenue interests affect the Partnership’s interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama.  With respect to the Partnership’s Flomaton and Fanny Church fields, the Partnership is currently making payments in satisfaction of the retained revenue interests.   With respect to the Partnership’s Big Escambia Creek field, these payments began in 2010 and continue through the end of 2019.

    Other Commitments—The Partnership utilizes operating leases for its corporate office, certain rights-of way, facility locations and vehicles. Rental expense, including leases with no continuing commitment, amounted to approximately $1.8 million and $2.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

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

The Partnership’s chief operating decision-maker (“CODM”) currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership’s reportable segments is shown in the following table:

Midstream Business	Texas Panhandle	South Texas		East Texas/ Louisiana	Gulf of Mexico		Total Midstream
Three Months Ended March 31, 2010	Segment	Segment		Segment	Segment		Business
($ in thousands)
Sales to external customers	$93,675	$26,583		$60,363	$8,859		$189,480
Cost of natural gas and natural gas liquids	66,970	23,638		46,205	7,465		144,278
Operating costs and other expenses	8,098	853		4,209	505		13,665
Depreciation, depletion, and amortization	11,590	1,487		4,428	1,603		19,108
Operating income (loss) from continuing operations	$7,017	$605		$5,521	$(714)		$12,429

Capital Expenditures	$2,204	$(24)		$1,541	$13		$3,734
Segment Assets	$530,462	$92,445		$285,194	$83,952		$992,053

Total Segments	Total Midstream	Upstream		Minerals	Corporate		Total
Three Months Ended March 31, 2010	Business	Segment		Segment	Segment		Segments
($ in thousands)
Sales to external customers	$189,480	$22,685		$5,649	$10,795	(a)	$228,609
Cost of natural gas and natural gas liquids	144,278	-		-	-		144,278
Operating costs and other expenses	13,665	9,107	(b)	462	13,088		36,322
Depreciation, depletion and amortization	19,108	8,565		1,409	353		29,435
Operating income (loss) from continuing operations	$12,429	$5,013		$3,778	$(2,646)		$18,574

Capital Expenditures	$3,734	$4,979		$-	$634		$9,347
Segment Assets	$992,053	$359,356		$135,277	$32,535		$1,519,221

Midstream Business	Texas Panhandle	South Texas		East Texas/ Louisiana	Gulf of Mexico		Total Midstream
Three Months Ended March 31, 2009	Segment	Segment		Segment	Segment		Business
($ in thousands)
Sales to external customers	$65,763	$33,348		$54,660	$6,310		$160,081
Cost of natural gas and natural gas liquids	51,947	31,069		45,009	5,192		133,217
Operating costs and other expenses	8,145	1,061		4,552	418		14,176
Depreciation, depletion, and amortization	11,096	1,424		4,771	1,488		18,779
Operating income (loss) from continuing operations	$(5,425)	$(206)		$328	$(788)		$(6,091)

Capital Expenditures	$3,111	$(60)		$9,096	$141		$12,288
Segment Assets	$555,862	$76,791		$329,688	$90,143		$1,052,484

Total Segments	Total Midstream	Upstream		Minerals	Corporate		Total
Three Months Ended March 31, 2009	Business	Segment		Segment	Segment		Segments
($ in thousands)
Sales to external customers	$160,081	$10,118		$3,239	$26,256	(a)	$199,694
Cost of natural gas and natural gas liquids	133,217	-		-	-		133,217
Operating costs and other expenses	14,176	6,972	(b)	471	12,538		34,157
Depreciation, depletion, amortization and impairment	18,779	9,638		1,675	213		30,305
Operating income (loss) from continuing operations	$(6,091)	$(6,492)		$1,093	$13,505		$2,015

Capital Expenditures	$12,288	$1,592		$-	$895		$14,775
Segment Assets	$1,052,484	$387,938		$140,312	$149,371		$1,730,105

(a)	Represents results of the Partnership’s derivative activities.
(b)	Includes sulfur disposal costs of $(0.2) million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

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

    As a result of the taxable income from the underlying partnerships owned by the C Corporations described above, net operating loss carryforwards and statutory depletion carryforwards of $1.0 million and $0.9 million were used during the three months ended March 31, 2010 and 2009, respectively, which resulted in a release of the valuation allowance established for the net operating losses as of December 31, 2009.

    Effective Rate - The effective rate for the three period ended March 31, 2010 was 16.1% compared to 51.7% for the three month period ended March 31, 2009.  Due to the fact that the effective rate is a ratio of total tax expense compared to pre-tax book income, the change is due primarily to the fact that the Partnership was in a loss position during the three months ended March 31, 2009 versus income in the three months ended March 31, 2010.

    Deferred Taxes - As of March 31, 2010, the net deferred tax liability was $39.0 million compared to $38.7 million as of December 31, 2009 and is primarily attributable to temporary book and tax basis differences of the entities subject to federal income taxes discussed above.  These temporary differences result in a net deferred tax liability which will be reduced as allocation of depreciation and depletion in proportion to the assets contributed brings the book and tax basis closer together over time.  This deferred tax liability was recognized in conjunction with the purchase accounting for the Stanolind and Redman acquisitions.

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

Accounting for Uncertainty in Income Taxes - The Partnership adopted authoritative guidance related to accounting for uncertainty in income taxes on January 1, 2007.  The Partnership has taken a position which is deemed to be “more likely than not” to be upheld upon review, if any, with respect to the deductibility of certain costs for the purpose of its franchise tax liability on a state franchise return.   The Partnership has recorded a provision of the portion of this tax liability equal to the probability of recognition. The Partnership has not accrued interest and penalties as the amounts are estimated to be de minimis. The amount stated below relates to the tax return filed for 2008 which is still open under current statute. A reconciliation of the beginning and ending amount of the unrecognized tax liabilities is as follows (in thousands):

Balance as of December 31, 2009	$(267)
Increases related to prior year tax positions	-
Increases related to current year tax positions	-
Balance as of March 31, 2010	$(267)

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

    A summary of the LTIP restricted common units’ activity for the three months ended March 31, 2010, is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Nonvested at December 31, 2009	1,371,019	$9.35
Granted	27,500	5.74
Forfeitures	(18,558)	17.80
Nonvested at March 31, 2010	1,379,961	9.17

    For the three months ended March 31, 2010 and 2009, non-cash compensation expense of approximately $1.8 million and $2.2 million, respectively, was recorded related to the granted restricted units under the LTIP.

As of March 31, 2010, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $7.8 million. The remaining expense is to be recognized over a weighted average of 1.83 years.

In addition to equity awards under the LTIP involving units of the Partnership, Eagle Rock Holdings, L.P. (“Holdings”), which is controlled by NGP, in the past has from time to time granted equity in Holdings to certain employees working on behalf of the Partnership, some of which are named executive officers.  During the three month period ended March 31, 2009, Holdings granted 160,000 “Tier I” incentive interests to one Eagle Rock Energy employee.  The Partnership recorded a portion of the value of the incentive units as compensation expense in the Partnership’s condensed consolidated financial statements.  This allocation is based on management’s estimation of the total value of the incentive unit grant and of the grantee’s portion of time dedicated to the Partnership.  The Partnership recorded non-cash compensation expense of $0.4 million based on management’s estimates related to the Tier I incentive unit grants made by Holdings during the three months ended March 31, 2009.  No Tier I incentive unit grants were made by Holdings during the three months ended March 31, 2010.

NOTE 16.  EARNINGS PER UNIT

Basic earnings per unit are computed by dividing the net income (loss) by the weighted average number of units outstanding during a period. To determine net income (loss) allocated to each class of ownership (common, subordinated and general partner), the Partnership first allocates net income (loss) in accordance with the amount of distributions made for the quarter by each class, if any. The remaining net income (loss) is allocated to each class in proportion to the class’s weighted average number of units outstanding for a period, as compared to the weighted average number of units for all classes for the period.

As of March 31, 2010 and 2009, the Partnership has unvested restricted common units outstanding.  These units will be considered in the diluted weighted average common unit outstanding number in periods of net income.  In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number.

For the three months ended March 31, 2010, the Partnership determined that it is more dilutive to apply the two-class method versus the treasury stock method in calculating dilutive earnings per unit.  Thus, the unvested restricted common units are included in the computation of the diluted weighted average common unit outstanding calculation, but the denominator in the computation of diluted earnings per unit only includes the basic weighted average common units outstanding.

    Under the Partnership’s partnership agreement, for any quarterly period, incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses.  Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro-rata basis.  During the three months ended March 31, 2010 and 2009, the Partnership did not declare a quarterly distribution for the IDRs.

    The restricted common units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities.  Participating securities are required to be included in the computation of earnings per unit computation pursuant to the two-class method.

    The following table presents the Partnership’s basic and diluted weighted average units outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Basic weighted average units outstanding:
Common units	54,203	53,044
Subordinated units	20,691	20,691
General partner units	845	845

Diluted weighted average units outstanding:
Common units	54,420	53,044
Subordinated units	20,691	20,691
General partner units	845	845

    The following table presents the Partnership’s basic and diluted income per unit for the three months ended March 31, 2010:

	Total	Common Units	Restricted common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Income from continuing operations	$3,953
Distributions declared	1,405	$1,355	$29	$-	$21
Assumed income from continuing operations after distribution to be allocated	2,548	1,790	46	684	28
Assumed allocation of income from continuing operations	3,953	3,145	75	684	49
Discontinued operations	28	20	-	8	-
Assumed net income to be allocated	$3,981	$3,165	$75	$692	$49

Basic and diluted income from continuing operations per unit		$0.06		$0.03	$0.06
Basic and diluted discontinued operations per unit		$-		$-	$-
Basic and diluted income per unit		$0.06		$0.03	$0.06

    The following table presents the Partnership’s basic and diluted loss per unit for the three months ended March 31, 2009:

	Total	Common Units	Restricted common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(2,852)
Distributions declared	1,368	$1,326	$21	$-	$21
Assumed loss from continuing operations after distribution to be allocated	(4,220)	(3,001)	-	(1,171)	(48)
Assumed allocation of loss from continuing operations	(2,852)	(1,675)	21	(1,171)	(27)
Discontinued operations	307	217	-	86	4
Assumed net loss to be allocated	$(2,545)	$(1,458)	$21	$(1,085)	$(23)

Basic and diluted loss from continuing operations per unit		$(0.03)		$(0.06)	$(0.03)
Basic and diluted discontinued operations per unit		$-		$-	$-
Basic and diluted loss per unit		$(0.03)		$(0.06)	$(0.03)

NOTE 17.  DISCONTINUED OPERATIONS

    On April 1, 2009, the Partnership sold its producer services business (which was accounted for in its South Texas Segment) by assigning and novating the contracts under this business to a third-party purchaser.  The Partnership sold the producer services business to a third-party purchaser as it was a low-margin business that was not core to the Partnership’s operations. The Partnership received an initial payment of $0.1 million for the sale of the business.  In addition the Partnership received a contingency payment of $0.1 million in October 2009. The Partnership will also continue to receive a monthly payment equivalent to $0.01 per MMbtu on the volume of gas that flows pursuant to the assigned contracts through March 31, 2011.  Producer services was a business in which the Partnership would negotiate new well connections on behalf of small producers to pipelines other than its own.  During the three months ended March 31, 2010, this business generated revenues of less than $0.1 million and no cost of natural gas and natural gas liquids.  During the three months ended March 31, 2009, this business generated revenues of $19.4 million and cost of natural gas and natural gas liquids of $19.1 million.  For the three months ended March 31, 2010, less than $0.1 million of revenues minus the cost of natural gas and natural gas liquids have been reported as discontinued operations, as compared to revenues minus the cost of natural gas and natural gas liquids of $0.3 million for the three months ended March 31, 2009.

NOTE 18.  SUBSIDIARY GUARANTORS

    In the future, the Partnership may issue registered debt securities guaranteed by its subsidiaries.  The Partnership expects that all guarantors would be wholly-owned or available to be pledged and that such guarantees would be joint and several and full and unconditional.  In accordance with practices accepted by the SEC, the Partnership has prepared Condensed Consolidated Financial Statements as supplemental information.  The following Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 and Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, present financial information for Eagle Rock Energy Partners, L.P. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors, which are all fully owned by the Parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

Unaudited Condensed Consolidated Balance Sheet
March 31, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total

ASSETS:
Accounts receivable – related parties	$66,575	$-	$-	$(66,575)	$-
Other current assets	4,234	94,712	-	-	98,946
Total property, plant and equipment, net	524	1,260,221	-	-	1,260,745
Investment in subsidiaries	1,256,621	-	1,199	(1,257,820)	-
Total other long-term assets	6,378	153,152	-	-	159,530
Total assets	$1,334,332	$1,508,085	$1,199	$(1,324,395)	$1,519,221
LIABILITIES AND EQUITY:
Accounts payable – related parties	$-	$66,575	$-	$(66,575)	$-
Other current liabilities	42,566	110,804	-	-	153,370
Other long-term liabilities	19,603	74,085	-	-	93,688
Long-term debt	737,383	-	-	-	737,383
Equity	534,780	1,256,621	1,199	(1,257,820)	534,780
Total liabilities and equity	$1,334,332	$1,508,085	$1,199	$(1,324,395)	$1,519,221

Unaudited Condensed Consolidated Balance Sheet
December 31, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total

ASSETS:
Accounts receivable – related parties	$87,433	$-	$-	$(87,433)	$-
Other current assets	5,171	93,994	-	-	99,165
Total property, plant and equipment, net	212	1,275,669	-	-	1,275,881
Investment in subsidiaries	1,244,384	-	1,205	(1,245,589)	-
Total other long-term assets	5,620	153,662	-	-	159,282
Total assets	$1,342,820	$1,523,325	$1,205	$(1,333,022)	$1,534,328
LIABILITIES AND EQUITY:
Accounts payable – related parties	$-	$87,433	$-	$(87,433)	$-
Other current liabilities	42,099	114,083	-	-	156,182
Other long-term liabilities	15,940	77,425	-	-	93,365
Long-term debt	754,383	-	-	-	754,383
Equity	530,398	1,244,384	1,205	(1,245,589)	530,398
Total liabilities and equity	$1,342,820	$1,523,325	$1,205	$(1,333,022)	$1,534,328

Unaudited Condensed Consolidated Statement of Operations
For the three months ended March 31, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Total revenues	$1,522	$227,087	$-	$-	$228,609
Cost of natural gas and natural gas liquids	-	144,278	-	-	144,278
Operations and maintenance	-	19,235	-	-	19,235
Taxes other than income	1	3,998	-	-	3,999
General and administrative	2,736	10,352	-	-	13,088
Depreciation, depletion, and impairment	4	29,431	-	-	29,435
Income from operations	(1,219)	19,793	-	-	18,574
Interest expense, net	(7,428)	(6,427)	-	-	(13,855)
Other non-operating income	2,002	740	6	(2,480)	268
Other non-operating expense	(744)	(2,005)	-	2,480	(269)
Income (loss) before income taxes	(7,389)	12,101	6	-	4,718
Income tax provision	827	(62)	-	-	765
Equity in earnings of subsidiaries	12,197	-	-	(12,197)	-
Income (loss) from continuing operations	3,981	12,163	6	(12,197)	3,953
Discontinued operations	-	28	-	-	28
Net income (loss)	$3,981	$12,191	$6	$(12,197)	$3,981

Unaudited Condensed Consolidated Statement of Operations
For the three months ended March 31, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Total revenues	$(7,080)	$206,774	$-	$-	$199,694
Cost of natural gas and natural gas liquids	-	133,217	-	-	133,217
Operations and maintenance	-	18,641	-	-	18,641
Taxes other than income	-	2,978	-	-	2,978
General and administrative	42	12,496	-	-	12,538
Depreciation, depletion, and impairment	-	30,305	-	-	30,305
Income (loss) from operations	(7,122)	9,137	-	-	2,015
Interest expense, net	(7,663)	(227)	-	-	(7,890)
Other non-operating income	1,679	996	29	(2,144)	560
Other non-operating expense	(732)	(1,679)	-	2,144	(267)
Income (loss) before income taxes	(13,838)	8,227	29	-	(5,582)
Income tax provision (benefit)	52	(2,782)	-	-	(2,730)
Equity in earnings of subsidiaries	11,345	-	-	(11,345)	-
Income from continuing operations	(2,545)	11,009	29	(11,345)	(2,852)
Discontinued operations	-	307	-	-	307
Net income	$(2,545)	$11,316	$29	$(11,345)	$(2,545)

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Net cash flows provided by (used in) operating activities	$15,291	$9,088	$(6)	$-	$24,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(316)	(7,942)	-	-	(8,258)
Purchase of intangible assets	-	(580)	-	-	(580)
Investment in partnerships	-	(128)	-	-	(128)
Proceeds from sale of asset	-	33	-	-	33
Net cash flows used in investing activities	(316)	(8,617)	-	-	(8,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	18,000	-	-	-	18,000
Repayment of long-term debt	(35,000)	-	-	-	(35,000)
Proceeds from derivative contracts	-	305	-	-	305
Distributions to members and affiliates	(1,328)	-	-	-	(1,328)
Net cash flows (used in) provided by financing activities	(18,328)	305	-	-	(18,023)
Net (decrease) increase in cash and cash equivalents	(3,353)	776	(6)	-	(2,583)
Cash and cash equivalents at beginning of year	4,922	(2,179)	(11)	-	2,732
Cash and cash equivalents at end of year	$1,569	$(1,403)	$(17)	$-	$149

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Net cash flows (used in) provided by operating activities	$(23,729)	$19,141	$(29)	$-	$(4,617)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(214)	(12,873)	-	-	(13,087)
Purchase of intangible assets	-	(718)	-	-	(718)
Investment in partnerships	-	(341)	-	-	(341)
Net cash flows used in investing activities	(214)	(13,932)	-	-	(14,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	109,000	-	-	-	109,000
Repayment of long-term debt	(71,000)	-	-	-	(71,000)
Proceeds from derivative contracts	-	4,317	-	-	4,317
Distributions to members and affiliates	(31,639)	-	-	-	(31,639)
Net cash flows provided by financing activities	6,361	4,317	-	-	10,678
Net (decrease) increase in cash and cash equivalents	(17,582)	9,526	(29)	-	(8,085)
Cash and cash equivalents at beginning of year	29,272	(11,356)	-	-	17,916
Cash and cash equivalents at end of year	$11,690	$(1,830)	$(29)	$-	$9,831

NOTE 19.  SUBSEQUENT EVENTS

    In April 2010, the Partnership announced plans to begin construction on an expansion of its ETML gas gathering system in East Texas to provide multi-market capability for producers in the growing Haynesville and Middle Bossier shale plays in Nacogdoches and San Augustine Counties. The expansion includes the construction of a nine-mile, 20-inch diameter pipeline and associated treating facilities in Nacogdoches County, Texas with an initial pipeline capacity of 200 MMcf/d, and the expansion of existing ETML pipeline interconnects into NGPL, TETCO and Gulf South interstate pipelines and the HPL intrastate pipeline. The project, with an estimated total cost of $11.9 million, will expand the Partnership’s interconnect delivery capabilities through its ETML pipeline by 300 MMcf/d and will allow the tie-in of its existing BGS gathering system. The Partnership has purchased the required 20-inch pipe, acquired 100% of the necessary rights-of-way and expects the project to be completed and operational by early third quarter of 2010. Final approval to initiate construction is dependent upon many variables, including the Partnership’s ability to obtain producer commitments to the project.  Based on continued drilling activity and success in the area, the Partnership also is evaluating subsequent expansion phases which could result in a total of over 50 miles of primarily 20-inch diameter pipe extending east / west into Nacogdoches, Angelina, San Augustine and Sabine Counties, Texas, at a total estimated cost of approximately $49 million.

    On April 19, 2010, the Partnership announced that the borrowing base under its revolving credit facility, which relates to our Upstream Business, was set at $130 million by its commercial lenders as part of the Partnership’s regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base is effective April 1, 2010, with no additional fees or increase in interest rate spread incurred.

During late April and early May 2010, the Partnership completed a turnaround of its Big Escambia Creek facility to conduct certain standard plant repairs and routine inspections of equipment. In addition to the routine turnaround activities, the Partnership is installing two new compressors that will provide improved reliability and backup for the existing residue gas and plant inlet compression. The new backup compression is expected to be available for service by July 2010. During the plant turnaround activities all wells in the Big Escambia Creek field were shut-in. The duration of both the plant turnaround and the well shut-in was approximately 12 days. The Partnership’s capital and expense associated with the turnaround activities during the three months ended June 30, 2010 is estimated to be $2.0 million and $1.3 million, respectively.  The impact to the Partnership’s production during this period was approximately 48 MMcf of residue gas, 14 MBbls of oil, 8.7 MBbls of plant liquids and 2,000 long tons of sulfur.   The partnership expects the revenue impact of the loss in production to be approximately $1.7 million during the three months ended June 30, 2010.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the Consolidated Financial Statements, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. For a description of oil and natural gas terms, see our annual report.

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

    We conduct, evaluate and report on our Midstream Business within four distinct segments—the Texas Panhandle Segment, the East Texas/Louisiana Segment, the South Texas Segment and the Gulf of Mexico Segment. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas/Louisiana Segment consists of gathering and processing assets in East Texas, Central Texas and Northern Louisiana. Our South Texas Segment consists of gathering systems and related compression and processing facilities in South Texas and West Texas.   Our Gulf of Mexico Segment consists of gathering and processing assets in Southern Louisiana, the Gulf of Mexico and Galveston Bay, Texas.  During the three months ended March 31, 2010, our Midstream Business generated operating income from continuing operations of $12.4 million compared to an operating loss from continuing operations of $6.1 million during the three months ended March 31, 2009.

    We conduct, evaluate and report on our Upstream Business as one segment. Our Upstream Segment includes operated wells in Escambia County, Alabama as well as two treating facilities, one natural gas processing plant and related gathering systems that are inextricably intertwined with ownership and operation of the wells. The Upstream Segment also includes operated and non-operated wells that are primarily located in West, East and South Texas in Ward, Crane, Pecos, Henderson, Rains, Van Zandt, Limestone, Freestone and Atascosa Counties, Texas.  During the three months ended March 31, 2010, our Upstream Business generated operating income of $5.0 million compared to an operating loss of $6.5 million during the three months ended March 31, 2009.  Of important note, sales of sulfur generated revenue of $1.1 million during the three months ended March 31, 2010 compared to the cost of disposal of sulfur exceeding the revenue generated by $0.4 million during the three months ended March 31, 2009.

    We conduct, evaluate, and report our Minerals Business as one segment.  Our Minerals Segment consists of fee mineral, royalty and overriding royalty interests located in multiple producing trends in the United States.  A significant portion of the mineral interests that we own are managed by Black Stone Minerals Company, a non-affiliated private partnership (the “Minerals Manager”) that controls the executive rights associated with the minerals.  During the three months ended March 31, 2010, our Minerals Business generated operating income of $3.8 million compared to operating income of $1.1 million during the three months ended March 31, 2009.  Included within these numbers is lease bonus revenue of $0.2 million generated during the three months ended March 31, 2010 compared to $0.6 million during the three months ended March 31, 2009.

    On December 21, 2009, we entered into a definitive agreement to sell our Minerals Business subject to the approval of a majority of our non-affiliated common unitholders of the agreements described under “Recapitalization and Related Transactions” below.  As the sale of the Minerals Business is conditioned upon the approval by a majority of our non-affiliated common unitholders, we have not classified the assets of our Minerals Business as assets-held-for-sale or the operations as discontinued.  If the transactions are approved by a majority of the non-affiliated common unitholders, we will classify the assets of the Minerals Business as assets-held-for-sale and the operations as discontinued.

    The final segment that we report on is our Corporate Segment, in which we account for our commodity derivative/hedging activity and our corporate-level general and administrative expenses.  During the three months ended March 31, 2010, our Corporate Segment generated an operating loss of $2.6 million compared to an operating income of $13.5 million during the three months ended March 31, 2009.  Within these numbers were gains, realized and unrealized, on commodity derivatives of $10.8 million during the three months ended March 31, 2010 compared to gains, realized and unrealized, on commodity derivatives of $26.3 million during the three months ended March 31, 2009.

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

Impairment

    In connection with the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2009, we recorded impairment charges for certain fields within our proved properties within our Upstream Segment.  These impairment charges were necessary due to the continued decline in natural gas prices during the period.  As a result, we incurred impairment charges of $0.2 million in our Upstream Segment.  No impairment charges were recorded for the three months ended March 31, 2010.

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

Acquisitions

Historically, we have grown through acquisitions.  Going forward, we will continue to assess acquisition opportunities, regardless of whether such opportunity is in the midstream, upstream, or minerals business (subject to the sale of this business, see below), for their potential accretive value. Our ability to complete acquisitions will depend on our ability to finance the acquisitions, either through the issuance of additional securities, debt or equity, or the incurrence of additional debt under our revolving credit facility, on terms acceptable to us.  See further discussion under “Liquidity and Capital Resources.”

Recent Transactions

    In February 2010, we announced our intention to deploy a currently idle high-efficiency cryogenic plant to the Texas Panhandle in order to increase efficiency and accommodate volume growth from the Granite Wash Play. Deployment of the cryogenic plant (the “Phoenix Plant”), in replacement of an aging facility, is phase two of our Texas Panhandle consolidation and processing capacity expansion project originally announced in February 2008.

    In April 2010, we announced plans to begin construction on an expansion of our ETML gas gathering system in East Texas to provide multi-market capability for producers in the growing Haynesville and Middle Bossier shale plays in Nacogdoches and San Augustine Counties. The expansion includes the construction of a nine-mile, 20-inch diameter pipeline and associated treating facilities in Nacogdoches County, Texas with an initial pipeline capacity of 200 MMcf/d, and the expansion of existing ETML pipeline interconnects into NGPL, TETCO and Gulf South interstate pipelines and the HPL intrastate pipeline. The project, with an estimated total cost of $11.9 million, will expand our interconnect delivery capabilities through its ETML pipeline by 300 MMcf/d and will allow the tie-in of its existing BGS gathering system. We have purchased the required 20-inch pipe, acquired 100% of the necessary rights-of-way and expect the project to be completed and operational by early third quarter of 2010. Final approval to initiate construction is dependent upon many variables, including our ability to obtain producer commitments to the project.  Based on continued drilling activity and success in the area, we also are evaluating subsequent expansion phases which could result in a total of over 50 miles of primarily 20-inch diameter pipe extending east / west into Nacogdoches, Angelina, San Augustine and Sabine Counties, Texas, at a total estimated cost of approximately $49 million.

    On April 19, 2010, we announced that the borrowing base under our revolving credit facility, which relates to our Upstream Business, was set at $130 million by our commercial lenders as part of our regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base is effective April 1, 2010, with no additional fees or increase in interest rate spread incurred.

    During late April and early May 2010, we completed a turnaround of our Big Escambia Creek facility to conduct certain standard plant repairs and routine inspections of equipment. In addition to the routine turnaround activities, we are installing two new compressors that will provide improved reliability and backup for the existing residue gas and plant inlet compression. The new backup compression is expected to be available for service by July 2010. During the plant turnaround activities all wells in the Big Escambia Creek field were shut-in. The duration of both the plant turnaround and the well shut-in was approximately 12 days. Our capital and expense associated with the turnaround activities during the three months ended June 30, 2010 is estimated to be $2.0 million and $1.3 million, respectively.  The impact to our production during this period was approximately 48 MMcf of residue gas, 14 MBbls of oil, 8.7 MBbls of plant liquids and 2,000 long tons of sulfur. We expect the revenue impact of the loss in production to be approximately $1.7 million during the three months ended June 30, 2010.

Recapitalization and Related Transactions

    On December 21, 2009, we announced that we, through certain of our affiliates, had entered into definitive agreements with affiliates of NGP and Black Stone to improve our liquidity and simplify our capital structure.  The definitive agreements include:  (i) a Securities Purchase and Global Transaction Agreement, entered into between Eagle Rock and NGP, including Eagle Rock’s general partner entities controlled by NGP, and (ii) a Purchase and Sale Agreement (the “Minerals Business Sale Agreement”), entered into between Eagle Rock and Black Stone for the sale of our Minerals Business.  The Securities Purchase and Global Transaction Agreement was amended and restated on January 12, 2010 to allow for greater flexibility in the payment of the contemplated transaction fee to Holdings, which is controlled by NGP (we refer to the amended Securities Purchase and Global Transaction Agreement throughout this document as the “Global Transaction Agreement”).

    The Global Transaction Agreement and Minerals Business Sale Agreement include the following key provisions, which we refer to collectively as the “Recapitalization and Related Transactions.”

•
An option in favor of us, exercisable until December 31, 2012, by the issuance of 1,000,000 newly-issued common units, to capture the value of the controlling interest in us through (i) acquiring our general partner, and such general partner’s general partner, and thereby acquiring the 844,551 general partner units outstanding, and (ii) reconstituting our Board of Directors to allow our common unitholders not affiliated with NGP to elect the majority of our directors (the “GP Acquisition Option”);

•	The sale of our Minerals Business to Black Stone for total consideration of $174.5 million in cash, subject to customary adjustments;

•
The simplification of our capital structure through the contribution, and resulting cancellation, of our existing incentive distribution rights currently held by our general partner (which is ultimately controlled and 100% beneficially owned by Holdings) and approximately 20.7 million of our existing subordinated units currently held by Holdings;

•
A rights offering in which Holdings and NGP will fully participate with respect to approximately 9.5 million common and general partner units owned or controlled by Holdings and NGP as well as with respect to common units it receives as payment of the transaction fee, if any; and

•
For a period of up to five months following unitholder approval of the Global Transaction Agreement, NGP’s commitment to back-stop (primarily through Holdings) up to $41.6 million, at a price of $3.10 per common unit, of an Eagle Rock equity offering to be undertaken at the sole option of the Partnership’s Conflicts Committee.

    In exchange for NGP’s and Holdings’ contributions and commitments under the Global Transaction Agreement, Eagle Rock will pay Holdings, subject to a successful unitholder vote, a transaction fee of $29 million in newly-issued common units.  The units were valued at $6.0101 per unit, based on 90% of the volume-adjusted trailing 10-day average of the trading price of Eagle Rock’s common units as of April 24, 2010, resulting in a total of approximately 4.8 million units to be paid to Holdings upon completion of the Minerals Business sale.

    We filed a copy of the Minerals Business Sale Agreement, and the Global Transaction Agreement and related ancillary agreements, on Form 8-K with the SEC on December 21, 2009 and January 12, 2010, respectively.

    Completion of the Recapitalization and Related Transactions is expected to occur in the second quarter of 2010, subject to customary closing conditions including approval of the Global Transaction Agreement and the transactions contemplated therein, including certain partnership agreement amendments, by a majority of the common units held by non-affiliates of NGP. The transactions contemplated by the Global Transaction Agreement are conditioned upon the consummation of the transactions contemplated in the Minerals Business Sale Agreement, which is conditioned on unitholder approval of the Global Transaction Agreement and related amendments to the Eagle Rock partnership agreement.

    We will hold a special meeting of our common unitholders on May 14, 2010 for unitholders of record at the close of business on March 29, 2010, to vote on certain of the proposed Recapitalization and Related Transactions.

On March 8, 2010, we entered into the Second Amendment to our revolving credit facility, dated as of December 13, 2007, with Wachovia Bank, N.A., Bank of America, N.A., HSH NordBank AG, New York Branch, The Royal Bank of Scotland, PLC, BNP Paribas and the other lenders party thereto (the “Credit Facility Amendment”).

Prior to execution of the Credit Facility Amendment, we had concluded that we would require a waiver from our lender group in order to exercise the GP Acquisition Option without triggering a “Change in Control” event and potential event of default under our revolving credit facility.  The Credit Facility Amendment, however, modifies the definition of “Change in Control” in such a way that the exercise of the GP Acquisition Option would not trigger a “Change in Control” event and potential default provided we receive unitholder approval of the Recapitalization and Related Transactions prior to July 31, 2010.  In light of the amendment, the Conflicts Committee of our Board of Directors currently intend to cause us to exercise the GP Acquisition Option as soon as practicable after the required unitholder approval of the Recapitalization and Related Transactions.    The Credit Facility Amendment will take effect upon us providing written notice to our lender group that the required unitholder approvals have been obtained prior to July 31, 2010.

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

•
Obligates the Partnership to use $100 million of the proceeds from the sale of our Minerals Business to make a mandatory prepayment towards our outstanding borrowings under the revolving credit facility; and

•
Reduces, upon such mandatory prepayment, the Partnership’s borrowing capacity under the revolving credit facility by the $100 million amount of such mandatory prepayment; however, the Partnership’s availability under its revolving credit facility is not currently impacted because it is calculated based on its outstanding debt and compliance with financial covenants.

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

General Trends and Outlook

We expect our business to continue to be affected by the key trends as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. In particular, we continue to be affected by volatility in commodity prices including the prices for crude oil, natural gas, NGLs, condensate, and sulfur, among others; the reaction to the fall in natural gas prices by our producer customers in the Midstream Business, especially in the form of reduced drilling activity and curtailment or shutting-in of natural gas production; as well as the possibility of a prolonged period of economic recession. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about our interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

On February 2, 2010, we declared our fourth quarter 2009 cash distribution of $0.025 per unit to our general partner (as to our general partner units) and our common unitholders of record as of the close of business on February 8, 2010.  The distribution was paid on February 12, 2010.

    On April 27, 2010, we declared our first quarter 2010 cash distribution of $0.025 per unit to our general partner (as to our general partner units) and our common unitholders of record as of the close of business on May 7, 2010.  The distribution will be paid on May 14, 2010.

Cautionary Note Regarding Forward-Looking Statements

    Certain matters discussed in this report, excluding historical information, include certain “forward-looking” statements. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that these objectives will be reached. In addition, forward-looking statements speak only as of the date on which such statements are made.  Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements because many of the factors which determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. We assume no obligation to update any forward-looking statement as of any future date.  For additional discussion of risks, uncertainties and assumptions, see our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 9, 2010, as well as the risks disclosed in Part II, Item 1A below.

Summary of Consolidated Operating Results

    Below is a summary table of our consolidated operating results for the three months ended March 31, 2010 and March 31, 2009, respectively. Operating results for our individual operating segments are presented in tables in this Item 2.

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands)
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$199,296	$158,490
Gathering, compression, processing and treating fees	12,833	11,667
Minerals and royalty income	5,649	3,239
Unrealized commodity derivative gains (losses)	13,478	(4,522)
Realized commodity derivative (losses) gains	(2,683)	30,778
Other revenue	36	42
Total revenue	228,609	199,694

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	144,278	133,217
Operations and maintenance	19,235	18,641
Taxes other than income	3,999	2,978
General and administrative	13,088	12,538
Impairment	-	242
Depreciation, depletion and amortization	29,435	30,063
Total costs and expenses	210,035	197,679
OPERATING INCOME	18,574	2,015
OTHER INCOME (EXPENSE):
Interest income	2	32
Other income	268	560
Interest expense	(4,145)	(7,539)
Realized interest rate derivative losses	(4,890)	(3,482)
Unrealized interest rate derivative (losses) gains	(4,822)	3,099
Other expense	(269)	(267)
Total other income (expense)	(13,856)	(7,597)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,718	(5,582)
INCOME TAX (BENEFIT) PROVISION	765	(2,730)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,953	(2,852)
DISCONTINUED OPERATIONS	28	307
NET INCOME (LOSS)	$3,981	$(2,545)

ADJUSTED EBITDA (a)	$36,805	$41,105

(a)
See “Non-GAAP Financial Measures” and Reconciliation of ‘Adjusted EBITDA’ to net cash flows provided by operating activities and net loss within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation to GAAP.

    Adjusted EBITDA, for the three months ended March 31, 2010 and 2009, excludes amortization of commodity hedge costs (including costs of hedge reset transactions) of $2.6 million and $12.2 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the three months ended March 31, 2010 and 2009 would have been $34.2 million and $28.9 million, respectively.

Midstream Business (Four Segments)

Texas Panhandle Segment

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$90,733	$62,950
Gathering and treating services	2,942	2,813
Total revenue	93,675	65,763

Cost of natural gas and natural gas liquids	66,970	51,947
Operating costs and expenses:
Operations and maintenance	8,098	8,145
Depreciation, depletion and amortization	11,590	11,096
Total operating costs and expenses	19,688	19,241
Operating income (loss)	$7,017	$(5,425)

Capital expenditures	$2,204	$3,111
Realized average prices:
Oil and condensate (per Bbl)	$68.50	$47.23
Natural gas (per MMbtu)	$5.20	$3.45
NGLs (per Bbl)	$48.22	$24.61
Production volumes:
Gathering volumes (Mcf/d) (a)	128,493	144,203
NGLs (net equity gallons) (b)	9,555,983	10,635,049
Condensate (net equity gallons) (b)	8,719,633	6,192,426
Natural gas short position (MMbtu/d) (a)	(4,301)	(6,141)

(a)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)
Installation of additional measurement facilities in January 2010 has improved the measurement of NGLs and condensate volumes resulting in increased equity condensate volumes and a corresponding decrease in equity NGL volumes.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three months ended March 31, 2010, revenues minus cost of natural gas and natural gas liquids for our Texas Panhandle Segment operations totaled $26.7 million compared to $13.8 million for the three months ended March 31, 2009.  The increase is primarily driven by the higher NGL, natural gas and condensate pricing as compared to pricing in 2009.  This increase was partially offset by inclement weather during the three months ended March 31, 2010, which management estimates negatively impacted operating income in the Texas Panhandle Segment by approximately $1.0 million.

The lower gathering volumes during the three months ended March 31, 2010 compared to the same period in the prior year were due to natural declines in the underlying existing wells in addition to reduced drilling activity during 2009.   The dramatic fall in commodity prices experienced in the latter part of 2008 and continuing throughout 2009 resulted in many of our producer customers significantly reducing drilling activity in the Texas Panhandle, presumably not to be resumed until commodity prices rise to levels which justify drilling.   While oil prices have recovered from the lows seen in the three months ended March 31, 2009, natural gas prices have not recovered to levels that have caused our producers to increase drilling activity back to the 2008 levels.

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

    The East Panhandle System experienced growth in volumes and equity production due to the active Granite Wash drilling play located in Roberts, Hemphill and Wheeler Counties, Texas through much of 2008; however, due to lower commodity values during the fourth quarter of 2008 and continuing through the first nine months of 2009, we experienced a significant decline in drilling activity in this area.

    Recent drilling by the largest operators in the Granite Wash play, utilizing horizontal drilling technologies, has resulted in initial natural gas production rates of 6 MMcf/d or better.   These operators believe the economics of the Granite Wash play will be significantly enhanced due to the fewer number of wells and lower capital required to develop the same amount of acreage versus conventional vertical drilling results.  We have extensive gathering and processing facilities in Roberts and Hemphill Counties, Texas and long term acreage dedications from several of the larger producers.   We believe we will benefit in the future due to the application of this technology in the Granite Wash play with increased natural gas and condensate production in the East Panhandle System.

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

Operating Expenses. Operating expenses, including taxes other than income, were $8.1 million for the three months ended March 31, 2010 and March 31, 2009.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2010 were $11.6 million compared to $11.1 million for the three months ended March 31, 2009.  The major item impacting the $0.5 million increase was depreciation expense associated with the capital expenditures placed into service during the period.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2010 were $2.2 million compared to $3.1 million for the three months ended March 31, 2009. The decrease in capital expenditures of $0.9 million was driven by reduced maintenance capital associated with fewer new well connects due to the lower drilling activity and by less growth capital due to expenditures related to our Stinnett – Cargray plant consolidation project incurred in the three months ended March 31, 2009.

East Texas/Louisiana Segment

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$51,841	$47,451
Gathering and treating services	8,522	7,209
Total revenue	60,363	54,660

Cost of natural gas and natural gas liquids	46,205	45,009
Operating costs and expenses:
Operations and maintenance	4,209	4,552
Depreciation, depletion and amortization	4,428	4,771
Total operating costs and expenses	8,637	9,323
Operating income	$5,521	$328

Capital expenditures	$1,541	$9,096
Realized average prices:
Oil and condensate (per Bbl)	$68.45	$50.75
Natural gas (per MMbtu)	$5.89	$4.29
NGLs (per Bbl)	$39.02	$18.98
Production volumes:
Gathering volumes (Mcf/d) (a)	212,907	271,571
NGLs (net equity gallons)	4,679,582	2,676,419
Condensate (net equity gallons)	471,293	609,805
Natural gas short position (MMbtu/d) (a)	1,828	3,277

(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three months ended March 31, 2010, revenues minus cost of natural gas and natural gas liquids for our East Texas/Louisiana Segment totaled $14.2 million compared to $9.7 million for the three months ended March 31, 2009.  This increase is due to increased prices for both condensate and NGLs and higher NGL equity gallons due to recovery of additional ethane gallons.  During the first two months of 2009, we were operating our facilities in ethane rejection mode.  Ethane rejection mode is when we elect to not recover the ethane component in the natural gas stream in our plants and instead choose to leave the ethane component in the residue gas stream sold at the tailgate of our plants.  We operate in this manner when the value of ethane is worth more in the gas stream than as a separate component.

Our gathering volumes for the three months ended March 31, 2010 decreased by 22% as compared to the three months ended March 31, 2009.   This decline is due to natural declines in the underlying existing wells in addition to reduced drilling activity during 2009.   The dramatic fall in commodity prices experienced in the latter part of 2008 and into 2009 resulted in many of our producer customers significantly reducing drilling, presumably not to be resumed until commodity prices rise to levels which justify drilling.   While oil prices have recovered from the lows seen in the three months ended March 31, 2009, natural gas prices have not recovered to levels that have caused our producers to increase drilling activity back to the 2008 levels.

Operating Expenses. Operating expenses for the three months ended March 31, 2010 were $4.2 million compared to $4.6 million for the three months ended March 31, 2009. The major items impacting the $0.3 million decrease in operating expense for the three months was due to overall cost reduction initiatives implemented across the segment in operating expenses.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2010 were $4.4 million compared to $4.8 million for the three months ended March 31, 2009. The major item impacting the $0.3 million decrease was the impairment taken in the fourth quarter of 2009 resulting in decreased depletable bases.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2010 were $1.5 million compared to $9.1 million for the three months ended March 31, 2009. Our decrease in capital spending of $7.6 million for the three months ended March 31, 2010 is due primarily to the construction of gathering lines to producers in the Brookeland and Tyler County gathering systems incurred during the three months ended March 31, 2009.

South Texas Segment

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$25,649	$31,788
Gathering and treating services	934	1,557
Other revenue	-	3
Total revenue	26,583	33,348

Cost of natural gas and natural gas liquids	23,638	31,069
Operating costs and expenses:
Operations and maintenance	853	1,061
Depreciation, depletion and amortization	1,487	1,424
Total operating costs and expenses	2,340	2,485
Operating income (loss) from continuing operations	605	(206)
Discontinued Operations	28	307
Operating income	$633	$101

Capital expenditures	$(24)	$(60)
Realized average prices:
Oil and condensate (per Bbl)	$78.36	$26.87
Natural gas (per MMbtu)	$5.44	$4.35
NGLs (per Bbl)	$49.98	$25.89
Production volumes:
Gathering volumes (Mcf/d) (a)	74,124	97,413
NGLs (net equity gallons)	305,698	224,505
Condensate (net equity gallons)	484,066	647,460
Natural gas short position (MMbtu/d) (a)	1,063	500

(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

    Revenues and Cost of Natural Gas and Natural Gas Liquids. During the three months ended March 31, 2010, the South Texas Segment contributed $2.9 million in revenues minus cost of natural gas and natural gas liquids as compared to $2.3 million for the three months ended March 31, 2009.  We were negatively impacted by declining gathering volumes, offset by increased commodity prices during the three months ended March 31, 2010 as compared to the same periods in 2009.

Operating Expenses. Operating expenses for the three months ended March 31, 2010 were $0.9 million compared to $1.1 million for the three months ended March 31, 2009.  The major item impacting the $0.2 million decrease in operating expense for the three months ended March 31, 2010 was the overall cost reduction initiatives implemented across the segment in operating expenses.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2010 were $1.5 million compared to $1.4 million for the three months ended March 31, 2009.

Discontinued Operations.  On April 1, 2009, we sold our producer services line of business, and we have classified the revenues minus the cost of natural gas and natural gas liquids as discontinued operations.  During the three months ended March 31, 2010, this business generated revenues of less than $0.1 million and no cost of natural gas and natural gas liquids.  During the three months ended March 31, 2009, this business generated revenues of $19.4 million and cost of natural gas and natural gas liquids of $19.1 million.  For the three months ended March 31, 2010, less than $0.1 million of revenues minus the cost of natural gas and natural gas liquids have been reported as discontinued operations, as compared to revenues minus the cost of natural gas and natural gas liquids of $0.3 million for the three months ended March 31, 2009.

Gulf of Mexico Segment

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$8,424	$6,222
Gathering and treating services	435	88
Total revenue	8,859	6,310

Cost of natural gas and natural gas liquids	7,465	5,192
Operating costs and expenses:
Operations and maintenance	505	418
Depreciation, depletion and amortization	1,603	1,488
Total operating costs and expenses	2,108	1,906
Operating loss	$(714)	$(788)

Capital expenditures	$13	$141
Realized average prices:
Oil and condensate (per Bbl)	$74.50	$42.14
NGLs (per Bbl)	$48.50	$27.96
Production volumes:
Gathering volumes (Mcf/d) (a)	102,291	116,627
NGLs (net equity gallons)	1,087,316	1,712,150

(a)	Gathering volumes (Mcf/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

    Revenues and Cost of Natural Gas and Natural Gas Liquids. During the three months ended March 31, 2010, the Gulf of Mexico Segment contributed $1.4 million in revenues minus cost of natural gas and natural gas liquids compared to $1.1 million during the three months ended March 31, 2009.  This increase can be attributed to higher condensate and NGLS prices during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 offset by a reduction in volumes and NGLs.  The reduction in volumes is due to natural declines in the underlying existing wells, reduced drilling activity during 2009 and an adjustment downward in our ownership percentage at the North Terrebonne Plant.  Our ownership percentage in North Terrebonne adjusts up or down annually based upon our volume of gas from committed leases as compared to the total volumes of gas from all plant owners committed leases.

    Operating Expenses.  Operating expenses for the three months ended March 31, 2010 were $0.5 million compared to $0.4 million for the three months ended March 31, 2009.

    Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2010 was $1.6 million compared to $1.5 million for the three months ended March 31, 2009.

    Capital Expenditures.  Capital expenditures for the three months ended March 31, 2010 and 2009 was less than $0.1 million and $0.1 million, respectively.

Upstream Business (One segment)

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Oil and condensate sales (a)	$10,985	$5,958
Natural gas sales (b)	4,632	1,895
Natural gas liquids sales (c)	5,964	2,226
Sulfur sales	1,068	-
Other	36	39
Total revenue	22,685	10,118

Operating costs and expenses:
Operations and maintenance	9,292	6,532
Sulfur disposal costs (e)	(185)	440
Impairment	-	242
Depreciation, depletion and amortization	8,565	9,396
Total operating costs and expenses	17,672	16,610
Operating income (loss)	$5,013	$(6,492)

Capital expenditures	$4,979	$1,592
Realized average prices: (d)
Oil and condensate (per Bbl)	$56.57	$28.37
Natural gas (per Mcf)	$5.21	$4.20
NGLs (per Bbl)	$49.53	$19.11
Sulfur (per Long ton) (e)	$43.87	$-

Production volumes:
Oil and condensate (Bbl)	197,465	207,530
Natural gas (Mcf)	942,463	886,284
NGLs (Bbl)	120,418	124,966
Total (Mcfe)	2,849,761	2,881,260
Sulfur (per Long ton) (e)	19,116	28,340

(a)	Revenues include a change in the value of product imbalances of $(181) and $(13) for the three months ended March 31, 2010 and 2009, respectively.
(b)	Revenues include a change in the value of product imbalances of $(278) and $(1,847) for the three months ended March 31, 2010 and 2009, respectively.
(c)	Revenues include a change in the value of product imbalances of $0 and $(139) for the three months ended March 31, 2010 and 2009, respectively.
(d)	Calculation does not include impact of product imbalances.
(e)
During the three months ended March 31, 2010, an adjustment was made to decrease sulfur volumes by 5,230 long tons related to a prior period adjustment.  This adjustment is excluded from the calculation of realized prices.

Revenue. For the three months ended March 31, 2010 and 2009, the Upstream Segment contributed $22.7 million and $10.1 million of revenue, respectively.  The increase in revenue was due to substantially higher realized prices for oil, natural gas, NGLs and sulfur and lower non-cash mark-to-market of product imbalances during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  During the three months ended March 31, 2010, production averaged 10.5 MMcf/d of natural gas, 2.2 MBO/d of oil and condensate, and 1.3 MB/d of NGLs and 271 LT/d of sulfur.

    During the three months ended March 31, 2010, sulfur revenue was $1.1 million compared to the cost to dispose of sulfur which exceeded the sales price by $0.4 million during the three months ended March 31, 2009.  In addition, during the three months ended March 31, 2010, we recorded a credit to sulfur disposal costs of $0.2 million to adjust for an overaccrual of sulfur cost in  a prior period.  Historically, sulfur was viewed as a low value by-product in the production of oil and natural gas.  In 2009, deterioration in the sulfur market during the three months ended March 31, 2009 caused the price at the Tampa, Florida market to decline to $5 per long ton, and we incurred costs to dispose of our sulfur at that time.   During the three months ended March 31, 2010, sulfur began to recover and priced at $90 per long ton on February 1, 2010 at the Tampa, Florida market.

    Operating Expenses. Operating expenses, including severance and ad valorem taxes, totaled $9.3 million for the Upstream Segment during the three months ended March 31, 2010, as compared to $6.5 million for the three months ended March 31, 2009.  The increase in operating expense can be attributed to increased well workover expense associated with two well workovers in our Alabama operations incurred during the three months ended March 31, 2010 as compared to the same period in the prior year.  The production associated with the two wells was restored during the three months ended March 31, 2010.

    Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense for the three months ended March 31, 2010 was $8.6 million as compared to $9.4 million for the three months ended March 31, 2009, respectively.  The decrease for the three months ended March 31, 2010 compared to the comparable period in 2009 is due to the decrease in our depletable base as a result of the impairment charges we incurred during the fiscal year 2009.

    Impairment. No impairment charges were incurred during the three months ended March 31, 2010.  During the three months ended March 31, 2009, we incurred impairment charges related to certain fields within our Upstream Segment of $0.2 million due to the continued decline of natural gas prices during the periods.

Capital Expenditures.  The Upstream Segment’s capital expenditures for the three months ended March 31, 2010 and 2009 was $5.0 million and $1.6 million, respectively.  The increase in capital expenditures is due to drilling activity in our Permian operations, recompletions in the Jourdanton field and the acquisition of compression equipment required for the planned turnaround at our Big Escambia Creek facility that occurred during late April and early May 2010.  See further discussion of the turnaround in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Transactions.   During the three months ended March 31, 2010, we drilled and completed one well, and was in the process of drilling and completing two additional wells in our Ward Estes field.

Minerals Business (One segment)

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Oil and condensate sales	$2,904	$1,676
Natural gas sales	2,303	865
Natural gas liquids sales	231	129
Lease bonus, rentals and other	211	569
Total revenue	5,649	3,239
Operating costs and expenses:
Operations and maintenance	462	471
Depletion	1,409	1,675
Total operating costs and expenses	1,871	2,146
Operating income	$3,778	$1,093

Realized average prices:
Oil and condensate (per Bbl)	$73.00	$38.95
Natural gas (per Mcf)	$4.44	$3.07
NGLs (per Bbl)	$43.27	$22.59

Production volumes:
Oil and condensate (Bbl)	39,781	43,026
Natural gas (Mcf)	518,190	282,202
NGLs (Bbl)	5,338	5,711
Total (Mcfe)	788,904	564,358

    Revenue.  For the three months ended March 31, 2010 our revenue was $5.6 million as compared to $3.2 million for the three months ended March 31, 2009, respectively.  The increase in revenue was due to increases in commodity prices and regeneration from new wells, as discussed below.  This increase was offset by lower lease bonus income due to the reduced leasing activity in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as discussed below.   During the three months ended March 31, 2010, as a result of regeneration we received an initial royalty payment for 35 new wells of which 17 were new Haynesville shale producers.

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

    Additionally, we received approximately $0.2 million in bonus and delay rental payments during the three months ended March 31, 2010 as compared to $0.6 million in the three months ended March 31, 2009. The amount of revenue we receive from bonus and rental payments varies significantly from month to month; therefore, we do not believe a meaningful set of conclusions can be drawn by observing changes in leasing activity over small time periods. Commodity prices may affect the amount of leasing that will occur on the minerals in future periods, and it is impossible to predict the timing or amount of future bonus payments.  However, we do expect to receive some level of bonus payments in the future.

    Operating Expenses. Operating expenses of $0.5 million for the three months ended March 31, 2010 and March 31, 2009 are predominately production and ad valorem taxes. These taxes are levied by various state and local taxing entities.

    Depletion.  Our depletion during the three months ended March 31, 2010 was $1.4 million as compared to $1.7 million for the three months ended March 31, 2009.

    On December 21, 2009, we entered into a definitive agreement to sell our Minerals Business subject to the approval of a majority of our non-affiliated common unitholders of the agreements described under “Recapitalization and Related Transactions” above.  As the sale of the Minerals Business is conditioned upon the approval by a majority of our non-affiliated common unitholders of the Recapitalization and Related Transactions, we have not classified the assets of our Minerals Business as assets-held-for-sale or the operations as discontinued.  If the transactions are approved by a majority of the non-affiliated common unitholders, we will classify the assets of the Minerals Business as assets-held-for-sale and the operations as discontinued.  If the Recapitalization and Related Transactions are approved at the special meeting of our common unitholders scheduled for May 14, 2010, we anticipate that the sale of our Minerals Business will close during the second quarter of 2010.

Corporate Segment

	Three Months
	Ended March 31,
	2010	2009
REVENUE:	($ in thousands)
Unrealized commodity derivative gains (losses)	$13,478	$(4,522)
Realized commodity derivative (losses) gains	(2,683)	30,778
Total revenue	10,795	26,256
Operating costs and expenses:
General and administrative	13,088	12,538
Depreciation, depletion and amortization	353	213
Total costs and expenses	13,441	12,751
Operating (loss) income	(2,646)	13,505
Other income (expense):
Interest income	2	32
Other income	268	560
Interest expense	(4,145)	(7,539)
Realized interest rate derivative losses	(4,890)	(3,482)
Unrealized interest rate derivative (losses) gains	(4,822)	3,099
Other expense	(269)	(267)
Total other income (expense)	(13,856)	(7,597)
(Loss) income from continuing operations before taxes	(16,502)	5,908
Income tax provision (benefit)	765	(2,730)
(Loss) income from continuing operations	$(17,267)	$8,638

    Revenues. The volatility inherent in commodity prices generates uncertainty around our cash flows. We attempt to counter this volatility by entering into certain derivative transactions to reduce our exposure to commodity price risk.

Our Corporate Segment’s revenues, which consist solely of our commodity derivatives activity, decreased to a gain of $10.8 million for the three months ended March 31, 2010, from a gain of $26.3 million for the three months ended March 31, 2009.  As a result of our commodity hedging activities, revenues include realized losses of $2.7 million on risk management activity that was settled during the three months ended March 31, 2010 and unrealized mark-to-market gains of $13.5 million for the three months ended March 31, 2010 as compared to realized gains of $30.8 million on risk management activity that was settled during the three months ended March 31, 2009 and unrealized mark-to-market losses of $4.5 million for the three months ended March 31, 2009.  Included with our unrealized commodity derivative gains (losses) are the amortization of put premiums and other derivative costs of $2.6 million and $12.2 million during the three months ended March 31, 2010 and 2009, respectively.

As the forward price curves for our hedged commodities shift in relation to the various strike prices of our commodity derivatives, the fair value of those instruments changes.  The unrealized, non-cash, mark-to-market results during the three months ended March 31, 2010 reflects forward curve price movements from the beginning to the end of the three-month and nine-month period for commodities underlying the derivative instruments.  The unrealized mark-to-market results for the three months ended March 31, 2010 and 2009 had no impact on cash activities for those periods and are excluded from our calculation of Adjusted EBITDA.

Given the uncertainty surrounding future commodity prices, and the general inability to predict these as they relate to the caps, floors, swaps and strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

    General and Administrative Expenses. General and administrative expenses were $13.1 million for the three months ended March 31, 2010 as compared to $12.5 million for the three months ended March 31, 2009.  Equity-based compensation expense decreased by approximately $0.4 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The three months ended March 31, 2009 included an allocation of expense of $0.4 million from Eagle Rock Holdings, L.P. due to its issuance of Tier I units to one of our executives.  No Tier I units were granted during the three months ended March 31, 2010.  This decrease was offset by increased insurance expense of $0.3 million during the three months ended March 31, 2010 as a result of a rebate received during the three months ended March 31, 2009, a charge to bad debt expense of $0.3 million during the three months ended March 31, 2010, an increase in our contract labor and other professional services expenses of $0.1 million and a net increase in other miscellaneous expenses of $0.3 million.  Included within our other professional services expenses for the three months ended March 31, 2010, are legal and other professional advisory fees of $1.0 million related to the Recapitalization and Related Transactions and the related lawsuit.

At the present time, we do not allocate our general and administrative expenses cost to our operational segments. The Corporate Segment bears the entire amount.

Total Other Income (Expense). Total other income (expense) includes both realized and unrealized gains and losses from our interest rate swaps. We incurred expense of $13.9 million for the three months ended March 31, 2010 as compared to $7.6 million for the three months ended March 31, 2009.  During the three months ended March 31, 2010, we incurred realized losses from our interest rate swaps of $4.9 million as compared to realized losses of $3.5 million during the three months ended March 31, 2009. We also incurred unrealized mark-to-market losses of $4.8 million and unrealized mark-to-market gains of $3.1 million during the three months ended March 31, 2010 and 2009, respectively.  These unrealized mark-to-market gains did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

    Interest expense decreased to $4.1 million for the three months ended March 31, 2010 as compared to $7.5 million during the three months ended March 31, 2009, respectively.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  All of our outstanding debt consists of borrowings under our revolving credit facility, which bears interest primarily based on a LIBOR rate plus the applicable margin.  The decrease in interest expense is due to lower LIBOR rates during the three months ended March 31, 2010 as compared to the same period in 2009 and lower debt balances as a result of paying down debt over the last twelve months.

    Income Tax Provision (Benefit) – Income tax provision for the three months ended March 31, 2010 and 2009 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. (acquiring entity of certain entities acquired in the acquisition of Redman Energy Corporation “Redman Acquisition” in 2007) and Eagle Rock Energy Acquisition Co. II, Inc. (acquiring entity of certain entities acquired in the Stanolind Acquisition) and their wholly-owned corporations, Eagle Rock Upstream Development Company, Inc. (successor entity to certain entities acquired in the Redman Acquisition) and Eagle Rock Upstream Development Company II, Inc. (successor entity to certain entities acquired in the Stanolind Acquisition), which are subject to federal income taxes (the “C Corporations”).  During the three months ended March 31, 2010, our tax provision increased by $3.5 million as compared to the same periods in the prior year.  These increases were the result of 2010 income projected for the C Corporations resulting from utilization of our remaining net operating loss carryforwards during the year ended December 31, 2009.

Adjusted EBITDA

Adjusted EBITDA, as defined under “Non-GAAP Financial Measures,” decreased by $4.3 million from $41.1 million for the three months ended March 31, 2009 to $36.8 million for the three months ended March 31, 2010.

           As described above, for the three months ended March 31, 2010, revenues minus cost of natural gas and natural gas liquids for the Midstream Business (including the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico Segment) increased by $18.3 million as compared to the three months ended March 31, 2009. For the three months ended March 31, 2010, revenues for our Upstream and Mineral Segments increased by $13.4 million as compared to the same period in the prior year.  Our Corporate Segment’s realized commodity derivatives loss increased by $33.5 million as compared to the three months ended March 31, 2009. This resulted in a decline of $1.7 million of total incremental revenues minus cost of natural gas and natural gas liquids for the three months ended March 31, 2010 as compared to the same period in the prior year.   The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives and the non-cash mark-to-market Upstream Segment imbalances, which are not included in the calculation of Adjusted EBITDA.

    Operating expenses (including taxes other than income) decreased by $0.5 million for our Midstream Business with respect to the three months ended March 31, 2010, while operating expenses for our Upstream and Minerals Segments increased by $2.6 million as compared to the three months ended March 31, 2009.

General and administrative expense, captured in the Corporate Segment, increased by $1.0 million as compared to the same period in the prior year.  These amounts are adjusted to exclude non-cash compensation charges related to our LTIP program and other operating expenses.

As a result, revenues (excluding the impact of unrealized commodity derivative activity and non-cash mark-to-market of Upstream product imbalances) minus cost of natural gas and natural gas liquids decreased by $1.7 million operating expenses increased by $2.1 million and general and administrative expenses increased by $1.0 million resulting in the decrease to Adjusted EBITDA during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Adjusted EBITDA, for the three months ended March 31, 2010 and 2009, excludes amortization of commodity hedge costs (including, for the three months ended March 31, 2010, costs of hedge reset transactions) of $2.6 million and $12.2 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the three months ended March 31, 2010 and 2009 would have been $34.2 million and $28.9 million, respectively.

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

    In response to, in part, a lack of liquidity due to our high leverage levels and restricted access to the capital markets during 2009, our Board of Directors determined to reduce the quarterly distribution with respect to each quarter of 2009 and the first quarter of 2010 to $0.025 per common and general partner unit, as compared to $0.41 per common, subordinated and general partner unit paid with respect to the fourth quarter of 2008.  This decision was made to establish cash reserves (as against available cash) for the proper conduct of our business and to enhance our ability to remain in compliance with financial covenants under our revolving credit facility in future periods.  The cash not distributed has been used to reduce our outstanding debt under our revolving credit facility, to continue to execute our hedge strategy to maintain future cash flows and/or to fund growth capital expenditures.

Under the terms of the agreements governing our revolving credit facility, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. Our goal is to reduce our ratio of outstanding debt to Adjusted EBITDA, or “leverage ratio,” with respect to our Midstream and Minerals Businesses, which as of March 31, 2010 was 4.54, to approximately 3.0 to 3.5, including without limitation, by reducing outstanding indebtedness.  We believe this leverage ratio range to be appropriate in light of these more turbulent economic conditions and more in-line with historical midstream industry standards.  Our leverage ratio has been negatively impacted in 2009 by the effect of lower commodity prices on our Adjusted EBITDA.  In response, we took steps to reduce our outstanding indebtedness under our revolving credit facility and to improve our Adjusted EBITDA position through prudent management of our hedging portfolio, including by hedge reset transactions.  During the three months ended March 31, 2010, we reduced our outstanding debt under the revolving credit facility by $17.0 million from $754.4 million to $737.4 million and since March 31, 2009, we reduced our outstanding indebtedness under the revolving credit facility by $100 million.  Based primarily on our current expectations of continued depressed natural gas prices, decreased drilling activity and a smaller contribution to our Adjusted EBITDA from our hedge portfolio and not taking into consideration the Recapitalization and Related Transactions (described above), we do not expect to be able to maintain the same level of debt reduction achieved during the past twelve months.  The actual amount and timing of further debt repayment will depend on a number of factors, including but not limited to, changes in commodity prices, our producer customers’ drilling plans, availability of external capital, and the potential consummation of asset acquisitions or divestitures, as well as future determinations of the borrowing base under our revolving credit facility and the effect of the Recapitalization and Related Transactions.  We also plan to reduce our leverage ratio by investing in attractive organic growth opportunities in our Midstream Business which will increase our Adjusted EBITDA.  Based on our strategy, we believe that we will remain in compliance with our financial covenants through 2010.

For a detailed description of our revolving credit facility, see the description under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants included in our annual report on Form 10-K for the year ended December 31, 2009 and below under “Revolving Credit Facility and Debt Covenants.”

In the event that we acquire additional midstream assets or natural gas or oil properties that exceed our existing capital resources, we expect that we will finance those acquisitions with a combination of expanded or new debt facilities or cash reserves established by our general partner and, if necessary, new equity issuances.  In light of our current leverage ratio, we are experiencing restricted access to the capital markets.  If we are unable to reduce our leverage ratio, we expect our level of acquisition activity to be lower going forward than that which we experienced in 2008 and 2007.

Working Capital. Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of March 31, 2010, working capital was ($54.4) million as compared to ($57.0) million as of December 31, 2009.

The net increase in working capital of $2.6 million from December 31, 2009 to March 31, 2010, resulted primarily from the following factors:

•
cash balances and marketable securities, net of due to affiliates, decreased overall by $2.6 million and was impacted primarily by the distributions paid on February 12, 2010 with respect to the fourth quarter of 2009 financial results, the results of operations, timing of capital expenditures payments, and financing activities including our debt activities (the due to affiliate liability of $12.9 million as of March 31, 2010 is owed to Eagle Rock Energy G&P, LLC);

•	trade accounts receivable decreased by $2.2 million primarily from the impact of lower commodity prices on our consolidated revenue;

•
risk management net working capital balance increased by a net $3.6 million as a result of the changes in current portion of the mark-to-market unrealized positions, increased other derivative costs, which includes the unwinding of long-term positions to purchase current positions (see Hedging Strategy), and amortization of the put premiums and other derivative costs;

•
accrued liabilities decreased by $3.1 million primarily reflecting payment of employee benefit accruals, lower interest payments and the timing of payment of unbilled expenditures related primarily to capital expenditures.

Cash Flows for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Cash Flow from Operating Activities. Cash flows from operating activities increased $29.0 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of higher commodity prices across our three businesses.  These higher commodity prices resulted in higher cash flows from the sale of our equity crude oil, natural gas and natural gas liquids volumes and higher cash flows from the sale of sulfur.  Higher commodity prices also resulted in us realizing net settlement losses during the three months ended March 31, 2010, of which $0.3 million of cash received was reclassified to cash from financing activities, compared to $4.3 million of cash received being reclassified during the three months ended March 31, 2009.

Cash Flows from Investing Activities. Cash flows used in investing activities for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, decreased by $5.2 million due to the decrease in capital expenditures in 2010.  The investing activities for the current period reflect additions to property, plant and equipment expenditures of $8.3 million versus $13.1 million for the prior year period.  This decrease is attributable to lower well-connect activity in our Midstream Business resulting from the reduced drilling activity of our producer customers, as well as lower capital spending associated with the maintenance of our Big Escambia Creek facility, for which we performed a scheduled turnaround during the three months ended March 31, 2009.

Cash Flows from Financing Activities. Cash flows used in financing activities during the three months ended March 31, 2010 were $18.0 million versus cash flows provided by financing activities of $10.7 during the three months ended March 31, 2009. Key differences between periods include net repayments to our revolving credit facility of $17.0 million during the three months ended March 31, 2010 as compared to net proceeds of $38.0 million from our revolving credit facility during the three months ended March 31, 2009.  Distributions to members decreased to cash outflows of $1.3 million during the three months ended March 31, 2010 as compared to $31.6 million during the three months ended March 31, 2009 as a result of reducing our quarterly distribution to $0.025 from $0.41 in 2009.

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

Revolving Credit Facility and Debt Covenants

    As of March 31, 2010, unused capacity available to us under our credit agreement, based on outstanding debt and compliance with financial covenants as of that date, was approximately $60.9 million.  The credit agreement is scheduled to mature on December 13, 2012.

Our revolving credit facility accommodates, through the use of a borrowing base for our Upstream Business and traditional cash-flow based covenants for our Midstream and Minerals Businesses, the allocation of indebtedness to either our Upstream Business (to be measured against the borrowing base) or to our Midstream and Minerals Businesses (to be measured against the cash-flow based covenant).  At March 31, 2010, we were in compliance with our covenants under the revolving credit facility. Our interest coverage ratio, as defined in the credit agreement (i.e., Consolidated EBITDA divided by Consolidated Interest Expense), was 4.79 as compared to a minimum interest coverage covenant of 2.5, and our leverage ratio, as defined in the credit agreement (i.e., Total Funded Indebtedness divided by Adjusted Consolidated EBITDA), was 4.54 as compared to a maximum leverage ratio of 5.0.  In April 2010, our borrowing base was redetermined to $130 million, effective April 1, 2010.  Our covenant compliance throughout 2009 was benefited substantially from the contributions of our hedging portfolio.  Absent any changes to the current hedge positions in place for 2010, we anticipate a lower contribution from our hedges in 2010, which, among other factors, could result in us exceeding the allowable covenant levels in the revolving credit facility.  Our strategies to remain in compliance include (i) the liquidity enhancements contemplated in the Recapitalization and Related Transactions, (ii) asset sales, and/or (iii) enhancements to our hedging portfolio (including through hedge reset transactions).  Based on our strategy, we believe that we will remain in compliance with our financial covenants through 2010.

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

Our 2010 capital budget anticipates that we will spend approximately $62.6 million in total for the year on our existing assets, approximately $11.9 million of which is pending further approval from our Board of Directors.  Our capital expenditures were approximately $9.3 million for the three months ended March 31, 2010.  We anticipate a higher level of capital expenditures in our Upstream segment during 2010 associated with additional drilling in our Permian area, and the plant turnaround at our Big Escambia Creek facility, compared to 2009 capital expenditures.

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

We historically have financed our maintenance capital expenditures (including well-connect costs) with internally generated cash flow and our growth capital expenditures ultimately with draws from our revolving credit facility (although such expenditures were often funded out of internally generated cash flow as an interim step).  We anticipate funding our limited growth capital expenditures, for the foreseeable future, out of cash flow generated from operations, and, to the extent necessary, withdraws from our revolving credit facility.

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

    In June 2009, the FASB issued authoritative guidance which reflects the FASB’s response to issues entities have encountered when applying previous guidance.  In addition, this guidance addresses concerns expressed by the SEC, members of the United States Congress, and financial statement users about the accounting and disclosures required in the wake of the subprime mortgage crisis and the deterioration in the global credit markets.  In addition, because this guidance eliminates the exemption from consolidation for qualified special-purpose entities (“QSPEs”) a transferor will need to evaluate all existing QSPEs to determine whether they must be consolidated.   The guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption of was prohibited.   This guidance was effective for us as of January 1, 2010 and did not have a material impact on our consolidated financial statements.

    In June 2009, the FASB issued authoritative guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis.  While the FASB’s discussions leading up to the issuance of this guidance focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises, as well as qualifying special-purpose entities (QSPEs) that were excluded from previous guidance.  Accordingly, an enterprise will need to carefully reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required.  This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption was prohibited.  This guidance was effective for us as of January 1, 2010 and did not have a material impact on our consolidated financial statements.

    In September 2009, the FASB issued a consensus which revises the standards for recognizing revenue on arrangements with multiple deliverables.  Before evaluating how to recognize revenue for transactions with multiple revenue generating activities, an entity should identify all the deliverables in the arrangement and, if there are multiple deliverables, evaluate each deliverable to determine the unit of accounting and whether it should be treated separately or in combination.  The consensus removes certain thresholds for separation, provides criteria for allocation of revenue amongst deliverables and expands disclosure requirements.  The standards will be effective June 1, 2010, for fiscal year 2011, unless we elect to early adopt the standards.  We have not determined if it will early adopt the standards.

In January 2010, the FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires new disclosures such as: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. We adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by us until January 1, 2011 (see Notes 10 and 11).

Non-GAAP Financial Measures

We include in this filing Adjusted EBITDA, a non-GAAP financial measure. We provide reconciliations of this non-GAAP financial measure to its most directly comparable financial measures as calculated and presented in accordance with GAAP.

    We define Adjusted EBITDA as net income (loss) plus or (minus) income tax provision (benefit); interest-net, including realized interest rate risk management instruments and other expense; depreciation, depletion and amortization expense; impairment expense; other operating expense, non-recurring; other non-cash operating and general and administrative expenses, including non-cash compensation related to our equity-based compensation program; unrealized (gains) losses on commodity and interest rate risk management related instruments; gains (losses) on discontinued operations and other (income) expense.  We use Adjusted EBITDA as a measure of our core profitability to assess the financial performance of our assets.  Adjusted EBITDA is also used as a supplemental financial measure by external users of Eagle Rock’s financial statements such as investors, commercial banks and research analysts.  For example, Eagle Rock’s lenders under its revolving credit facility use a variant of Eagle Rock’s Adjusted EBITDA in a compliance covenant designed to measure the viability of Eagle Rock and its ability to perform under the terms of its revolving credit facility; Eagle Rock, therefore, uses Adjusted EBITDA to measure its compliance with its revolving credit facility.  We believe that investors benefit from having access to the same financial measures that our management team uses in evaluating performance.  Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash, mark-to-market benefit (charge) which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements a more accurate picture of our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations. Eagle Rock’s Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as Eagle Rock. For example, we include in Adjusted EBITDA the actual settlement revenue created from our commodity hedges by virtue of transactions undertaken by us to reset commodity hedges to higher prices or purchase puts or other similar floors despite the fact that we exclude from Adjusted EBITDA any charge for amortization of the cost of such commodity hedge reset transactions or puts.  For a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP (accounting principles generally accepted in the United States), see the table below.

Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows from operating activities or any other GAAP measure of liquidity or financial performance.

    Adjusted EBITDA does not include interest expense, income taxes or depreciation and amortization expense. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate net income. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net incomes determined under GAAP, as well as Adjusted EBITDA, to evaluate our liquidity.

    Reconciliations of “Adjusted EBITDA” to net cash flows provided by operation activities and net loss

	Three Months Ended
	March 31,
	2010	2009
	($ in thousands)

Net cash flows provided by (used in) operating activities	$24,373	$(4,617)
Add (deduct):
Depreciation, depletion, amortization and impairment	(29,435)	(30,305)
Amortization of debt issuance costs	(269)	(267)
Risk management portfolio value changes	8,656	12,475
Reclassing financing derivative settlements	305	4,317
Other	(2,635)	730
Accounts receivables and other current assets	(1,506)	(24,575)
Accounts payable, due to affiliates and accrued liabilities	2,827	41,104
Other assets and liabilities	1,665	(1,407)
Net income (loss)	3,981	(2,545)
Add (deduct):
Interest (income) expense, net	9,302	11,256
Depreciation, depletion and amortization	29,435	30,305
Income tax (benefit) provision	765	(2,730)
EBITDA	43,483	36,286
Add (deduct):
Risk management portfolio value changes	(8,656)	1,423
Restricted unit compensation expense	1,808	2,231
Non-cash mark-to-market Upstream imbalances	466	2,032
Discontinued operations	(28)	(307)
Other income	(268)	(560)
ADJUSTED EBITDA	$36,805	$41,105

	Three Months Ended
	March 31,
	2010	2009
Amortization of commodity derivative costs	$2,648	$12,159

    Adjusted EBITDA, for the three months ended March 31, 2010 and 2009, excludes amortization of commodity hedge costs (including costs of hedge reset transactions).  Including these amortization costs, our Adjusted EBITDA for the three months ended March 31, 2010 and 2009 would have been $34.2 million and $28.9 million, respectively.

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

    We have not designated our derivative contracts as accounting hedges. As a result, we mark our derivatives to fair value with the resulting change in fair value included in our statement of operations.  For the three months ended March 31, 2010, we recorded a gain on risk management instruments of $10.8 million representing a fair value (unrealized) gain of $13.5 million, amortization of put premiums and other derivative costs of $2.6 million and net (realized) settlement loss of $2.7 million.  For the three months ended March 31, 2009, we recorded a gain on risk management instruments of $26.3 million representing a fair value (unrealized) loss of $4.5 million, amortization of put premiums and other derivative costs of $12.2 million and net (realized) settlement gains of $30.8 million.  As of March 31, 2010, the fair value net liability of these commodity contracts, including put premiums and other derivative costs, totaled approximately $37.6 million.

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

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations.  For the three months ended March 31, 2010, the Partnership recorded a fair value (unrealized) loss of $4.8 million and a realized loss of $4.9 million.  For the three months ended March 31, 2009, we recorded a fair value (unrealized) gain of $3.1 million and a realized loss of $3.5 million.  As of March 31, 2010, the fair value liability of these interest rate contracts totaled approximately $32.2 million.

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

On February 9, 2010 a lawsuit, alleging certain claims related to the Recapitalization and Related Transactions (see Note 9), was filed on behalf of one of the Partnership’s public unitholders in the Court of Chancery of the State of Delaware naming the Partnership, its general partner, certain affiliates of its general partner, including the general partner of its general partner, and each member of the Partnership's Board of Directors as defendants.  The complaint alleges a breach by defendants of their fiduciary duties to the Partnership and the public unitholders and seeks to enjoin the Recapitalization and Related Transactions.  The Partnership believes the allegations claimed in the lawsuit are without merit.  On March 11, 2010, in an effort to minimize the further cost, expense, burden and distraction of any litigation relating to the lawsuit, the parties to the lawsuit entered into a Memorandum of Understanding regarding the terms of a potential settlement of the lawsuit.  If the settlement is consummated it, among other things, would resolve the allegations by the plaintiff against the defendants in connection with the recapitalization and related transactions and would provide a release and settlement by a proposed class of the Partnership common unitholders during the period from September 17, 2009 through and including the date of the closing of the transactions of all claims against the defendants as they relate to the Recapitalization and Related Transactions.  In the event that the settlement is not consummated, the Partnership intends to vigorously defend against the lawsuit.

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

    Since January 1, 2010, we have received additional Notices of Enforcement (“NOEs”) and Notices of Violation (“NOVs”) from the TCEQ related to air compliance matters and expect to receive additional NOEs or NOVs from the TCEQ from time to time throughout 2010.  Though the TCEQ has the discretion to adjust penalties and settlements upwards based on a compliance history containing multiple, successive NOEs, we do not expect that the resolution of any existing NOE or any future similar NOE will vary significantly from the administrative penalties and agreed settlements experienced by it to date.

Item 1A.                 Risk Factors.

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell our equity securities in unregistered transactions during the period covered by this report.

We did not repurchase any of our common units during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.                     Other Information.

None.

Item 6.	Exhibits.

10.1
Amended and Restated Securities Purchase and Global Transaction Agreement dated January 12, 2010 among Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., Montierra Minerals & Production, L.P., Montierra Management, LLC, Eagle Rock Holdings, L.P., Eagle Rock Energy G & P, LLC, Eagle Rock Energy GP, L.P. and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the Commission on January 12, 2010).

10.2
Credit Facility Amendment dated as of March 8, 2010, by and among Eagle Rock Energy Partners, L.P., as borrower, Wachovia Bank, N.A., Bank of America, N.A., HSH Nordbank AG, New York Branch, The Royal Bank of Scotland, PLC, BNP Paribas and the other lenders party thereto, and the Guarantors thereto (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the Commission on March 9, 2010).

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

Date: May 7, 2010	EAGLE ROCK ENERGY PARTNERS, L.P.

	By:	EAGLE ROCK ENERGY GP, L.P., its general partner

	By:	EAGLE ROCK ENERGY G&P, LLC, its general partner

	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
Senior Vice President,
Chief Financial Officer and Treasurer of Eagle Rock
Energy G&P, LLC, General Partner of Eagle Rock
Energy GP, L.P., General Partner of Eagle Rock
Energy Partners, L.P.

EAGLE ROCK ENERGY PARTNERS, L.P.

EXHIBIT INDEX

10.1
Amended and Restated Securities Purchase and Global Transaction Agreement dated January 12, 2010 among Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., Montierra Minerals & Production, L.P., Montierra Management, LLC, Eagle Rock Holdings, L.P., Eagle Rock Energy G & P, LLC, Eagle Rock Energy GP, L.P. and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the Commission on January 12, 2010).

10.2
Credit Facility Amendment dated as of March 8, 2010, by and among Eagle Rock Energy Partners, L.P., as borrower, Wachovia Bank, N.A., Bank of America, N.A., HSH Nordbank AG, New York Branch, The Royal Bank of Scotland, PLC, BNP Paribas and the other lenders party thereto, and the Guarantors thereto (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the Commission on March 9, 2010).

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