Form 10-Q
period 2010-09-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2010-11-05
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

(281) 408-1200
(Registrant's telephone number, including area code)

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

The issuer had 84,605,299 common units outstanding as of November 1, 2010.

EAGLE ROCK ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,048	$2,732
Accounts receivable(1)	66,736	88,122
Risk management assets	9,882	2,479
Due from affiliates	335	490
Prepayments and other current assets	1,789	2,790
Assets held for sale	—	135,224
Total current assets	98,790	231,837
PROPERTY, PLANT AND EQUIPMENT — Net	1,138,806	1,155,733
INTANGIBLE ASSETS — Net	116,426	132,343
DEFERRED TAX ASSET	2,122	1,562
RISK MANAGEMENT ASSETS	8,639	3,410
OTHER ASSETS	4,976	9,933
TOTAL	$1,369,759	$1,534,818

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,982	$91,286
Due to affiliate	67	60
Accrued liabilities	12,427	11,110
Taxes payable	1,088	2,416
Risk management liabilities	35,202	51,650
Liabilities held for sale	—	150
Total current liabilities	132,766	156,672
LONG-TERM DEBT	515,383	754,383
ASSET RETIREMENT OBLIGATIONS	20,971	19,829
DEFERRED TAX LIABILITY	40,039	40,246
RISK MANAGEMENT LIABILITIES	30,312	32,715
OTHER LONG TERM LIABILITIES	791	575
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY:
Common Unitholders(2)	629,497	484,282
Subordinated Unitholders(3)	—	52,058
General Partner(3)	—	(5,942)
Total members' equity	629,497	530,398
TOTAL	$1,369,759	$1,534,818
________________________

(1)	Net of allowable for bad debt of $4,479 as of September 30, 2010 and $4,818 as of December 31, 2009.

(2)
82,640,625 and 54,203,471 units were issued and outstanding as of September 30, 2010 and December 31, 2009, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 1,065,174 and 1,371,019 as of September 30, 2010 and December 31, 2009, respectively.

(3)
20,691,495 subordinated units and 844,551 general partner units were issued and outstanding as of December 31, 2009. On May 24, 2010 and July 30, 2010, all of the subordinated and general partner units, respectively, were contributed to the Partnership and subsequently cancelled.

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$165,131	$156,779	$535,425	$468,589
Gathering, compression, processing and treating fees	12,358	11,814	41,732	35,043
Commodity risk management (losses) gains	(18,579)	(8,832)	27,808	(57,137)
Other revenue	100	50	(115)	1,770
Total revenue	159,010	159,811	604,850	448,265

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	111,916	109,945	370,120	358,802
Operations and maintenance	19,037	16,934	58,636	54,624
Taxes other than income	2,613	2,731	8,961	7,818
General and administrative	10,674	10,420	36,491	34,799
Other operating income	—	—	—	(3,552)
Impairment	3,432	—	6,562	242
Depreciation, depletion and amortization	26,474	26,932	82,550	81,456
Total costs and expenses	174,146	166,962	563,320	534,189
OPERATING INCOME (LOSS)	(15,136)	(7,151)	41,530	(85,924)
OTHER INCOME (EXPENSE):
Interest income	9	10	184	182
Other income	21	540	99	823
Interest expense, net	(3,016)	(4,315)	(10,994)	(17,282)
Interest rate risk management losses	(8,282)	(10,348)	(27,300)	(3,924)
Other expense	(293)	(267)	(1,113)	(801)
Total other income (expense)	(11,561)	(14,380)	(39,124)	(21,002)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26,697)	(21,531)	2,406	(106,926)
INCOME TAX (BENEFIT) PROVISION	(1,236)	5,802	(940)	1,526
(LOSS) INCOME FROM CONTINUING OPERATIONS	(25,461)	(27,333)	3,346	(108,452)
DISCONTINUED OPERATIONS, NET OF TAX	224	2,062	43,541	5,849
NET (LOSS) INCOME	$(25,237)	$(25,271)	$46,887	$(102,603)

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET INCOME (LOSS) PER COMMON UNIT — BASIC:
Basic and diluted:
Income (loss) from continuing operations per unit
Common units	$(0.31)	$(0.36)	$0.05	$(1.43)
Subordinated units	$—	$(0.38)	$(0.01)	$(1.50)
General partner units	$(0.34)	$(0.36)	$0.05	$(1.43)
Discontinued operations per unit
Common units	$—	$0.03	$0.57	$0.08
Subordinated units	$—	$0.03	$0.57	$0.08
General partner units	$—	$0.03	$0.57	$0.08
Net income (loss) per unit
Common units	$(0.31)	$(0.33)	$0.62	$(1.35)
Subordinated units	$—	$(0.35)	$0.55	$(1.43)
General partner units	$(0.33)	$(0.33)	$0.62	$(1.35)
Weighted average number of basic outstanding (units in thousands)
Common units	80,224	53,632	63,770	53,276
Subordinated units	—	20,691	10,914	20,691
General partner units	275	845	653	845
Weighted average number diluted outstanding (units in thousands)
Common units	80,224	53,632	63,950	53,276
Subordinated units	—	20,691	10,914	20,691
General partner units	275	845	653	845

See notes to unaudited condensed consolidated financial statements.

 EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,887	$(102,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	(43,541)	(5,849)
Depreciation, depletion and amortization	82,550	81,456
Impairment	6,562	242
Amortization of debt issuance costs	1,062	801
Equity in earnings of unconsolidated affiliates	—	219
Distribution from unconsolidated affiliates—return on investment	67	—
Reclassing financing derivative settlements	(1,001)	(8,330)
Equity-based compensation	4,652	5,024
Gain on sale of assets	32	(476)
Other operating income	—	(3,552)
Other	954	1,547
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	21,358	40,571
Prepayments and other current assets	1,001	478
Risk management activities	(31,482)	103,927
Accounts payable	(11,147)	(44,242)
Due to/from affiliates	4	—
Accrued liabilities	1,542	(6,164)
Other assets	1,043	(1,221)
Other current liabilities	(1,598)	—
Net cash provided by operating activities	78,945	61,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(42,799)	(29,427)
Acquisitions, net of cash acquired	(4,139)	—
Proceeds from sale of asset	171,686	476
Purchase of intangible assets	(1,930)	(1,219)
Net cash provided by (used in) investing activities	122,818	(30,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	37,000	131,000
Repayment of long-term debt	(276,000)	(156,000)
Proceeds from derivative contracts	1,001	8,330
Proceeds from Rights Offering	53,893	—
Transaction fees	(3,015)	—
Repurchase of common units	(724)	(30)
Exercise of warrants	1,708	—
Distributions to members and affiliates	(5,102)	(34,244)
Net cash used in financing activities	(191,239)	(50,944)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	6,896	11,344
Investing activities	(104)	(806)
Net cash provided by discontinued operations	6,792	10,538
NET DECREASE IN CASH AND CASH EQUIVALENTS	17,316	(8,748)
CASH AND CASH EQUIVALENTS—Beginning of period	2,732	17,916
CASH AND CASH EQUIVALENTS—End of period	$20,048	$9,168

Interest paid-net of amounts capitalized	$11,339	$21,755
Units issued in acquisition from escrow	$2,089	$3,000
Cash paid for taxes	$1,820	$1,377
Issuance of common units for transaction fee	$29,000	$—
Investments in property, plant and equipment, not yet paid	$8,714	$1,720
Deferred transaction fees, not yet paid	$51	$—

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — January 1, 2009	$(3,714)	53,043,767	$625,590	20,691,495	$105,839	$727,715
Net loss	(1,155)	—	(73,137)	—	(28,311)	(102,603)
Distributions	(358)	—	(25,348)	—	(8,538)	(34,244)
Vesting of restricted units	—	217,503	—	—	—	—
Units returned from escrow	—	(7,065)	(25)	—	—	(25)
Units issued from escrow	—	849,858	3,000	—	—	3,000
Repurchase of common units	—	(9,844)	(30)	—	—	(30)
Equity based compensation	53	—	3,601	—	1,370	5,024
BALANCE — September 30, 2009	$(5,174)	54,094,219	$533,651	20,691,495	$70,360	$598,837

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010
($ in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — January 1, 2010	$(5,942)	54,203,471	$484,282	20,691,495	$52,058	$530,398
Net income	734	—	28,011	—	18,142	46,887
Distributions	(483)	—	(33,777)	—	—	(34,260)
Vesting of restricted units	—	559,381	—	—	—	—
Rights offering	—	21,557,164	53,893	—	—	53,893
Transaction costs for rights offering	—	—	(4,146)	—	—	(4,146)
Exercise of warrants	—	284,722	1,708	—	—	1,708
Units released from escrow	—	330,604	2,089	—	—	2,089
Repurchase of common units	—	(119,928)	(724)	—	—	(724)
Equity based compensation	43	—	3,815	—	794	4,652
Payment of transaction fee to Eagle Rock Holdings, L.P.	—	4,825,211	29,000	—	—	29,000
Cancellation of subordinated units	—	—	70,994	(20,691,495)	(70,994)	—
Acquisition of General Partner	5,648	1,000,000	(5,648)	—	—	—
BALANCE — September 30, 2010	$—	82,640,625	$629,497	—	$—	$629,497

See notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation and Principles of Consolidation— The accompanying financial statements include consolidated assets, liabilities and the results of operations of Eagle Rock Energy Partners, L.P. (“Eagle Rock Energy” or the “Partnership”). The general partner of Eagle Rock Energy is Eagle Rock Energy GP, L.P, and the general partner of Eagle Rock Energy GP, L.P. is Eagle Rock Energy G&P, LLC, both of which became wholly-owned subsidiaries of the Partnership on July 30, 2010, as further discussed in Notes 8 and 9.   The transaction with Eagle Rock Energy GP, L.P. was accounted for by the Partnership as a recapitalization. The acquisition of Eagle Rock Energy G&P, LLC was accounted for as an acquisition of entities under common control, which requires the Partnership to present its financial statements as if the two entities had always been combined, similar to the pooling of interests method. The balance sheet as of December 31, 2009 and the cash flow statements for the nine months ended September 30, 2010 and 2009 have been retrospectively adjusted to reflect the amounts due to Eagle Rock Energy G&P, LLC as accounts payable. No retrospective adjustments were made to the statements of operations for the three and nine months ended September 30, 2010 and 2009 as Eagle Rock Energy G&P, LLC did not have any operations outside of the services provided to and reimbursed by the Partnership through an omnibus agreement.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's annual report on Form 10-K for the year ended December 31, 2009. That report contains a more comprehensive summary of the Partnership's major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Developments—  On May 21, 2010, a majority of the unitholders not affiliated with the Partnership's general partner at that time approved the Recapitalization and Related Transactions, as defined and further discussed in Note 9.  As a result of this approval, the Partnership's subordinated units and incentive distribution rights were contributed and subsequently cancelled (see Note 8), and the Partnership consummated the sale of its Minerals Business.  Operations related to the Minerals Business for the three and nine months ended September 30, 2010, have been recorded as part of discontinued operations.  Financial information related to the Minerals Business for the three and nine months ended September 30, 2009 has been retrospectively adjusted to be reflected as assets and liabilities held-for-sale and discontinued operations (see Notes 13 and 17).  In addition, the Partnership launched a rights offering to the holders of its common units and general partner units on June 1, 2010, in which it distributed transferable subscription rights (“Rights”) to subscribe for common units and warrants to purchase additional common units.  This rights offering expired on June 30, 2010, and the Partnership issued 21,557,164 common units and warrants on or about July 8, 2010.  See Note 8 for a further discussion of the rights offering.

Description of Business— The Partnership is a domestically-focused, growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting and selling natural gas; fractionating and transporting natural gas liquids (“NGLs”); and marketing natural gas, condensate and NGLs, which collectively the Partnership calls its “Midstream Business;” and (ii) acquiring, developing and producing hydrocarbons in oil and natural gas properties, which the Partnership calls its “Upstream Business.” See Note 13 for a further description of the Partnership's two businesses and its six reporting segments.

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

Oil and Natural Gas Accounting Policies

The Partnership utilizes the successful efforts method of accounting for the oil and natural gas properties in its Upstream Business. Leasehold costs are capitalized when incurred. Costs incurred to drill and complete development wells are capitalized. Unproved properties are assessed periodically within specific geographic areas and, if necessary, impairments are charged to expense. Geological and geophysical expenses and delay rentals are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if the well is determined to be unsuccessful. The Partnership carries the costs of an exploratory well as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well as long as the Partnership is making sufficient progress towards assessing the reserves and the economic and operating viability of the project.

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

Impairment of Oil and Natural Gas Properties

The Partnership reviews its proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, the Partnership recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset, which is estimated to be the expected present value of discounted future net cash flows from proved reserves utilizing the Partnership's estimated weighted average cost of capital.    No impairment charges related to proved properties were incurred during the three and nine months ended September 30, 2010.  In connection with the preparation of the financial statements for the nine months ended September 30, 2009, the Partnership recorded impairment charges of $0.2 million in its Upstream Segment as a result of a continued decline in natural gas prices during the period. The Partnership cannot predict the amount of additional impairment charges that may be recorded in the future.

Unproved leasehold costs are reviewed at least annually and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved properties that are individually significant are assessed for impairment on a property-by-property basis. If considered impaired, costs are charged to expense when such impairment is deemed to have occurred. In connection with the preparation of the financial statements for the three months ended September 30, 2010, the Partnership recorded impairment charges of $3.4 million in its Upstream Segment as the Partnership determined it would not be economical to develop these unproved locations.

Other Significant Accounting Policies

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership's Midstream Business may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which, if not subject to cash-out provisions, are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods. Imbalance receivables are included in accounts receivable; imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and are marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of September 30, 2010, the Partnership had imbalance receivables totaling $0.1 million and imbalance payables totaling $0.9 million, respectively. For the Midstream Business, as of December 31, 2009, the Partnership had imbalance receivables totaling $0.3 million and imbalance payables totaling $2.9 million, respectively. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas and NGLs sold.

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

If the carrying value is not recoverable on an undiscounted basis, the impairment loss is measured as the excess of the asset's carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management's intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets.  For the nine months ended September 30, 2010, the Partnership recorded impairment charges of $3.1 million related to its Midstream Business due to the notification during the second quarter 2010 that a significant gathering contract in its South Texas Segment would be terminated during the third quarter of 2010.  For the three months ended September 30, 2010 and the three and nine months ended September 30, 2009, the Partnership did not record any impairment charges related to its Midstream Business.

Revenue Recognition—The Partnership's primary types of sales and service activities reported as operating revenue include:

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

Transportation, compression and processing-related revenues are recognized in the period when the service is provided and include the Partnership's fee-based service revenue for services such as transportation, compression and processing.

The Partnership's Upstream Segment recognizes revenues based on actual volumes of crude oil and natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  As of September 30, 2010, the Partnership's Upstream Segment had an imbalance receivable balance of $0.2 million and an imbalance payable balance of $0.1 million.  As of December 31, 2009, the Partnership's Upstream Segment had an imbalance receivable balance of $1.9 million and an imbalance payable balance of $0.5 million.

A significant portion of the Partnership's sale and purchase arrangements are accounted for on a gross basis in the consolidated statements of operations as natural gas sales and costs of natural gas, respectively. These transactions are contractual arrangements which establish the terms of the purchase of natural gas at a specified location and the sale of natural gas at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract, or separately in individual contracts which are entered into concurrently or in contemplation of one another with a single or multiple counterparties. Both transactions require physical delivery of the natural gas and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. Under authoritative guidance, purchase and sale agreements with the same counterparty are required to be recorded on a net basis.  For the three and nine months ended September 30, 2010 and 2009, the Partnership did not enter into any purchase and sale agreements with the same counterparty.

Derivatives—The Partnership recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Partnership uses financial instruments such as put and call options, swaps and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. Because the Partnership has not designated any of these derivatives as hedges, the Partnership recognizes any changes in fair value in the unaudited condensed consolidated statements of operations. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the statements of cash flows. See Note 11 for a description of the Partnership's risk management activities.

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

In June 2009, the FASB issued authoritative guidance which reflects the FASB's response to issues entities have encountered when applying previous guidance.  In addition, this guidance addresses concerns expressed by the Securities and Exchange Commission (“SEC”), members of the United States Congress, and financial statement users about the accounting and disclosures required in the wake of the subprime mortgage crisis and the deterioration in the global credit markets.  In addition, because this guidance eliminates the exemption from consolidation for qualified special-purpose entities (“QSPEs”) a transferor will need to evaluate all existing QSPEs to determine whether they must be consolidated.   The guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Early adoption of the guidance was prohibited.   This guidance was effective for the Partnership as of January 1, 2010 and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance, which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis.  While the FASB's discussions leading up to the issuance of this guidance focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises, as well as QSPEs that were excluded from previous guidance.  Accordingly, an enterprise will need to carefully reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required.  This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption was prohibited.  This guidance was effective for the Partnership as of January 1, 2010 and did not have a material impact on its consolidated financial statements.

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

In January 2010, the FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires new disclosures such as: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Partnership adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Partnership until January 1, 2011 (see Note 10).

NOTE 4. ACQUISITIONS

2010 Acquisitions

On September 30, 2010, the Partnership acquired certain additional interests in the Big Escambia Creek Field (and the nearby Flomaton and Fanny Church Fields) from Indigo Minerals, LLC for $4.1 million in cash on hand, subject to customary purchase price adjustments. These interests are in wells in which the Partnership currently owns significant interests and are nearly 100% operated by the Partnership. The entire purchase price was allocated to proved properties.

2008 Acquisitions

Update on Millennium Acquisition.   On October 1, 2008, the Partnership completed the acquisition of 100% of the outstanding units of Millennium Midstream Partners, L.P. (“MMP”).   MMP is in the natural gas gathering and processing business, with assets located in East, Central and West Texas and South Louisiana.  With respect to the South Louisiana assets acquired in the acquisition, the Yscloskey and North Terrebonne facilities were flooded with three to four feet of water as a result of the storm surges caused by Hurricanes Ike and/or Gustav.  The North Terrebonne facility came back on-line in November 2008 and the Yscloskey facility came back on-line in January 2009.  The former owners of MMP provided the Partnership indemnity coverage for Hurricanes Gustav and Ike to the extent losses are not covered by insurance and established an escrow account of 1,818,182 common units and $0.6 million in cash available for the Partnership to recover against for this purpose.  As of December 31, 2009, the escrow account held 391,304 common units.  During the nine months ended September 30, 2010, the Partnership released 330,604 units out of escrow to the former owners of MMP and recovered the remaining 60,700 units held in escrow.  As of September 30, 2010, the Partnership had an additional claim for $0.2 million cash out of escrow.

As a result of releasing the 330,604 units out of escrow to the former owners of MMP, the Partnership adjusted its purchase price allocation with respect to the Millennium Acquisition.  As of September 30, 2010, the total purchase price was $212.9 million.  With respect to the Millennium Acquisition, the Partnership increased the amount allocated to pipelines, plants and intangibles by $1.2 million, $0.8 million and $0.3 million, respectively.

NOTE 5. FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS

Fixed assets consisted of the following:

	September 30, 2010	December 31, 2009
	($ in thousands)
Land	$2,566	$1,559
Plant	244,162	242,223
Gathering and pipeline	679,630	675,474
Equipment and machinery	24,865	22,527
Vehicles and transportation equipment	4,158	4,232
Office equipment, furniture, and fixtures	1,296	1,248
Computer equipment	8,170	6,912
Corporate	126	126
Linefill	4,269	4,269
Proved properties	459,716	435,789
Unproved properties	1,673	7,264
Construction in progress	34,139	15,513
	1,464,770	1,417,136
Less: accumulated depreciation, depletion and amortization	(325,964)	(261,403)
Net property, plant and equipment	$1,138,806	$1,155,733

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 was approximately $13.6 million, $41.1 million, $13.5 million and $40.4 million, respectively. Depletion expense for the three and nine months ended September 30, 2010 and 2009 was approximately $6.8 million, $23.8 million, $7.7 million and $23.7 million, respectively.  During the nine months ended September 30, 2010, the Partnership recorded impairment charges of $2.6 million related to its pipeline and plant assets due to the notification during the second quarter 2010 that a significant gathering contract in its South Texas Segment would be terminated during the third quarter of 2010.  The Partnership did not incur any impairment charges in its Midstream Business during the three months ended September 30, 2010 or the three and nine months ended September 30, 2009.    The Partnership incurred $3.4 million of impairment charges related to unproved properties in the Upstream Segment during the three and nine months ended September 30, 2010 due to the fact that the Partnership determined it would not be economical to develop these unproved locations. The Partnership incurred impairment charges of $0.2 million in its Upstream Segment during the nine months ended September 30, 2009 as a result of a continued decline in natural gas prices. The Partnership capitalizes interest costs on major projects during extended construction time periods. Such interest costs are allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. During the three and nine months ended September 30, 2010 and 2009, the Partnership capitalized interest costs of $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively.

Asset Retirement Obligations—The Partnership recognizes asset retirement obligations for its oil and natural gas working interests associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Partnership recognizes asset retirement obligations for its midstream assets in accordance with the term “conditional asset retirement obligation,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the Partnership's control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation upon initial recognition if the fair value of the liability can be reasonably estimated. As of December 31, 2009, the Partnership had $1.0 million restricted in an escrow account for purposes of settling associated asset retirement obligations in the State of Alabama which was released out of escrow during the three months ended September 30, 2010.

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2010	2009
	($ in thousands)
Asset retirement obligations -- January 1	$19,829	$19,872
Liabilities settled	(287)	(1,058)
Accretion expense	1,429	914
Asset retirement obligations -- September 30	$20,971	$19,728

NOTE 6. INTANGIBLE ASSETS

Intangible Assets—Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. Amortization expense was approximately $6.1 million, $17.6 million, $5.8 million and $17.4 million for the three and nine months ended September 30, 2010 and 2009, respectively. The Partnership recorded impairment charges of $0.5 million related to rights-of-way in the nine months ended September 30, 2010.  The Partnership did not incur impairment charges in the three months ended September 30, 2010 or the three and nine months ended September 30, 2009.  Estimated aggregate amortization expense for 2010 and each of the four succeeding years is as follows: 2010-$22.4 million; 2011-$11.6 million; 2012-$11.6 million; 2013-$11.6 million; and 2014-$7.1 million. Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	($ in thousands)
Rights-of-way and easements—at cost	$87,690	$86,243
Less: accumulated amortization	(19,290)	(15,600)
Contracts	124,196	123,959
Less: accumulated amortization	(76,170)	(62,259)
Net intangible assets	$116,426	$132,343

The amortization period for rights-of-way and easements is 20 years. The amortization period for contracts range from 5 to 20 years and are approximately 10 years on average as of September 30, 2010.

NOTE 7. LONG-TERM DEBT

As of September 30, 2010 and December 31, 2009, the Partnership had $515.4 million and $754.4 million outstanding, respectively, under its revolving credit facility.  The Partnership had approximately $365 million of unused capacity under the revolving credit facility (before taking into account covenant-based capacity limitations and the approximately $9.1 million of unfunded commitments from Lehman Brothers that is no longer available after Lehman Brothers' bankruptcy filing) as of September 30, 2010, on which the Partnership pays a 0.3% commitment fee per year.

As of September 30, 2010, the Partnership was in compliance with the financial covenants under its revolving credit facility.  The Partnership believes that it will remain in compliance with its financial covenants through 2010.

On March 8, 2010, the Partnership entered into the Second Amendment to its revolving credit facility (the “Credit Facility Amendment”), dated as of December 13, 2007, with Wachovia Bank, N.A.; Bank of America, N.A.; HSH NordBank AG, New York Branch; The Royal Bank of Scotland, PLC; BNP Paribas and the other lenders party thereto.  The Credit Facility Amendment modified the definition of “Change in Control” in such a way that the exercise of the GP Acquisition Option under the terms of the Global Transaction Agreement (as defined in Note 9) did not trigger a “Change in Control” event and potential default.  In connection with the Partnership's unitholder approval of the transactions under the Recapitalization and Related Transactions, as further discussed in Note 9, the Credit Facility Amendment became effective.

In addition to modifying the definition of “Change in Control,” the Credit Facility Amendment also:

•
Reduced the maximum permitted Senior Secured Leverage Ratio (as such term is defined in the revolving credit facility) from 4.25 under the current revolving credit facility to 3.75 as amended (and from 4.75 to 4.25 for specified periods following certain permitted acquisitions);

•	Obligated the Partnership to use $100 million of the proceeds from the Minerals Business sale to make a mandatory prepayment towards its outstanding borrowings under the revolving credit facility; and

•	Reduced, upon such mandatory prepayment, the Partnership's borrowing capacity under the revolving credit facility by the $100 million amount of such mandatory prepayment.

On April 19, 2010, the Partnership announced that the borrowing base under its revolving credit facility, which relates to its Upstream Business, was set at $130 million from $135 million by its commercial lenders as part of the Partnership's regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base was effective April 1, 2010, with no additional fees or increase in interest rate spread incurred.

On October 19, 2010, the Partnership announced that the borrowing base under its revolving credit facility was set at $140 million from $130 million by its commercial lenders as part of the Partnership's regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base was effective October 1, 2010, with no additional fees or increase in interest rate spread incurred.

NOTE 8. MEMBERS' EQUITY

At September 30, 2010, there were 82,640,625 common units outstanding. In addition, there were 1,065,174 unvested restricted common units outstanding.

As a result of the approval of certain of the Recapitalization and Related Transactions, as further discussed in Note 9, on May 24, 2010, the Partnership's general partner and Eagle Rock Holdings, L.P. ("Holdings") contributed to the Partnership all 20,691,495 of the outstanding subordinated units and all of the outstanding incentive distribution rights in the Partnership.  In connection with the contribution of the subordinated units and incentive distribution rights, the Partnership (i) issued 4,825,211 common units to Holdings as payment of the transaction fee contemplated by the Global Transaction Agreement (as defined in Note 9) and (ii) adopted and entered into a Second Amended and Restated Agreement of Limited Partnership.

Pursuant to the Partnership's Second Amended and Restated Agreement of Limited Partnership, among other things: (i) the  subordinated units and incentive distribution rights were cancelled; (ii) the concepts of a subordination period and a minimum quarterly distribution (and, as a result, the concept of arrearages on the common units) were eliminated; and (iii) provisions were included that provide the Partnership an option to acquire its general partner and its general partner entities, which were acquired on July 30, 2010, as further discussed below.

On June 1, 2010, the Partnership launched its rights offering and distributed 21,557,164 Rights to the holders of its common and general partner units as of close of business on May 27, 2010, the record date.  Each common and general partner unitholder received 0.35 Rights for each unit held as of the record date.   Each Right entitled the holder (including holders of Rights acquired during the subscription period) to purchase for $2.50 in cash (i) one common unit and (ii) one warrant to purchase one additional common unit at $6.00 on certain specified days beginning on August 15, 2010 and ending on May 15, 2012. The warrants are exercisable only on each March 15, May 15, August 15 and November 15 during the period in which the warrants remain outstanding.  The rights offering expired on June 30, 2010, and the Partnership issued 21,557,164 common units and 21,557,164 warrants on or about July 8, 2010 for gross proceeds of $53.9 million. During the three months ended September 30, 2010, the Partnership used the proceeds received from the rights offering to repay $50.0 million of outstanding borrowings under the revolving credit facility. On August 15, 2010, 284,722 warrants were exercised for 284,722 newly issued common units, for which the Partnership received proceeds of $1.7 million. As of September 30, 2010, 21,272,442 warrants were still outstanding.

On July 27, 2010, the Partnership gave notice to Holdings of its intention to exercise the GP Acquisition Option (as defined in Note 9). The transaction closed on July 30, 2010, and the Partnership issued 1,000,000 common units to Holdings to acquire the Partnership's general partner entities.  As a result, the Partnership's 844,551 outstanding general partner units were cancelled.   In connection with the completion of the GP Acquisition Option, the Partnership's board of directors (the "Board") was expanded to include two additional independent directors who were appointed by the Conflicts Committee on July 30, 2010.

During the nine months ended September 30, 2010, the Partnership released 330,604 common units that were previously held in an escrow account related to its acquisition of MMP to the former owners of MMP.

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

On July 28, 2010, the Partnership declared its second quarter 2010 cash distribution of $0.025 per unit to its common unitholders of record as of the close of business on August 9, 2010.  The distribution was paid on August 13, 2010.

On October 27, 2010, the Partnership declared its third quarter 2010 cash distribution of $0.025 per unit to its common unitholders of record as of the close of business on November 8, 2010, except for the restricted units granted on October 27, 2010 (see Note 19).  The distribution will be paid on November 12, 2010.

NOTE 9. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2010 and 2009, the Partnership incurred $1.4 million, $5.4 million, $1.9 million and $6.6 million, respectively, in expenses with related parties, of which there was an outstanding accounts payable balance of $0.5 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively.

Related to its investments in unconsolidated subsidiaries, during the three and nine months ended September 30, 2010 and 2009, the Partnership recorded income of less than $0.1 million for each of the periods. There were no outstanding accounts receivable balances as of September 30, 2010 and December 31, 2009.

The Partnership receives services from Stanolind Field Services ("SFS"), which was an entity controlled by Natural Gas Partners ("NGP"). On August 2, 2010, SFS ceased being a related party of the Partnership as NGP sold all of its interests in SFS. During the periods from July 1, 2010 to August 2, 2010 and from January 1, 2010 through August 2, 2010 and during the three and nine months ended September 30, 2009, the Partnership incurred approximately $0.2 million, $0.6 million, $0.3 million and $1.0 million, respectively, for services performed by SFS.  As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable balances.

As of September 30, 2010 and December 31, 2009, the Partnership had $0.3 million and $0.5 million, respectively, due from Holdings relating to payments made by the Partnership on Holdings' behalf.

As of September 30, 2010 and December 31, 2009, the Partnership had $0.1 million due to Sweeny Gathering, L.P. (the Partnership owns a 50% joint venture in this entity), for money the Partnership has collected on their behalf.

During 2009, the Partnership leased office space from Montierra Minerals & Production, L.P. (“Montierra”), which is owned by NGP and certain members of the Partnership's senior management, including the Chief Executive Officer.  During the three and nine months ended September 30, 2009, the Partnership made rental payments of less than $0.1 million and $0.1 million, respectively.  In addition, the Partnership was reimbursed by Montierra for services performed by its employees on behalf of Montierra of less than $0.1 million for both the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, no amounts were due to or from Montierra.

As of September 30, 2010 and December 31, 2009, the Partnership had an outstanding receivable balance of $0.7 million due from an affiliate of NGP.

Recapitalization and Related Transactions

On December 21, 2009, the Partnership announced that it, through certain of its affiliates, had entered into definitive agreements with affiliates of NGP and Black Stone Minerals Company, L.P. (“Black Stone”) to improve its liquidity and simplify its capital structure.  The definitive agreements include:  (i) a Securities Purchase and Global Transaction Agreement, entered into between Eagle Rock Energy and NGP, including Eagle Rock Energy's general partner entities controlled by NGP, and (ii) a Purchase and Sale Agreement (the “Minerals Business Sale Agreement”), entered into between Eagle Rock Energy and Black Stone for the sale of Eagle Rock Energy's Minerals Business.  The Securities Purchase and Global Transaction Agreement was amended on January 12, 2010 to allow for greater flexibility in the payment of the contemplated transaction fee to Holdings, which is controlled by NGP (the Partnership refers to the amended Securities Purchase and Global Transaction Agreement as the “Global Transaction Agreement”).  The Partnership refers to the transactions contemplated by the Global Transaction Agreement and Minerals Business Sale Agreement collectively as the “Recapitalization and Related Transactions.”

On May 21, 2010, at a reconvened special meeting of the Partnership's common unitholders, a majority of the common unitholders not affiliated with the Partnership's general partner as of the record date for the meeting approved, among other things, the Recapitalization and Related Transactions.

The Recapitalization and Related Transactions included the following key provisions,

•
An option in favor of the Partnership, to issue 1,000,000 common units to capture the value of its controlling interest through (i) acquiring the Partnership's general partner, and such general partner's general partner, and thereafter canceling the 844,551 general partner units outstanding, and (ii) reconstituting its board of directors to allow its common unitholders to elect the majority of its directors (the “GP Acquisition Option”);

•	The sale of the Partnership's Minerals Business to Black Stone for total consideration of $174.5 million in cash, subject to customary adjustments;

•
The simplification of the Partnership's capital structure through the contribution, and resulting cancellation, of the incentive distribution rights and the approximate 20.7 million subordinated units held by Holdings;

•
A rights offering for which Holdings and NGP agreed to fully participate with respect to 9.5 million common and general partner units owned or controlled by NGP as well as with respect to common units it received (see below) as payment of the transaction fee; and

•
For a period of up to four months following unitholder approval of the amended Global Transaction Agreement, NGP's commitment to back-stop (primarily through Holdings) up to $41.6 million, at a price of $3.10 per unit, an Eagle Rock Energy equity offering to be undertaken at the sole option of the Partnership's Conflicts Committee.

In exchange for NGP's and Holdings' contributions and commitments under the Global Transaction Agreement, Eagle Rock paid Holdings a transaction fee of $29 million in newly-issued common units.  The units were valued at $6.0101 per unit, based on 90% of the volume-adjusted trailing 10-day average of the trading price of Eagle Rock's common units as of April 24, 2010, resulting in a total of approximately 4.8 million common units paid to Holdings upon completion of the Minerals Business sale on May 24, 2010.

The sale of the Minerals Business closed on May 24, 2010, and the Partnership received $171.6 million in net proceeds (after consideration of approximately $2.9 million of net revenues received from the Minerals Business after the effective date) (see Note 17).

The subordinated units and incentive distribution rights were contributed and subsequently cancelled on May 24, 2010 (see Note 8).

The rights offering was launched on June 1, 2010 and expired on June 30, 2010 (see Note 8).

On July 27, 2010, the Partnership gave notice to Holding of its intention to exercise the GP Acquisition Option. On July 30, 2010, the Partnership closed the acquisition and cancelled the general partner units (see Note 8).

NGP's commitment to back-stop an Eagle Rock Energy equity offering expired on September 21, 2010.

     See Note 7 for a discussion of an amendment to the Partnership's revolving credit facility related to the Recapitalization and Related Transactions.

See Note 12 for a discussion of a settled lawsuit that alleged certain claims related to the Recapitalization and Related Transactions.

In connection with the Recapitalization and Related Transactions, the Partnership has incurred legal (not including related litigation costs), accounting, advisory and similar costs, beginning in May 2009 through September 30, 2010, totaling $6.6 million.  Of these costs, the Partnership has expensed, as part of General and Administrative expenses, $2.5 million and has capitalized $4.1 million as transactions costs within Members' Equity.

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

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets and liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the market place throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

As of September 30, 2010, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude, natural gas and natural gas liquids (“NGLs”) at fair value. The Partnership has classified the inputs to measure the fair value of its interest rate swaps, crude derivatives and natural gas derivatives as Level 2. Because the NGL market is considered to be less liquid and thinly traded, the Partnership has classified the inputs related to its NGL derivatives as Level 3.

The Partnership values its Level 2 and Level 3 derivatives using forward curves, volatility curves, volatility skew parameters, interest rate curves and model parameters.

The Partnership did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2010.  If transfers were to occur, the Partnership would recognize such transfers at the beginning of the reporting period.

The following tables disclose the fair value of the Partnership's derivative instruments as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$(862)	$—	$(862)
Natural gas derivatives	—	20,443	—	20,443
NGL derivatives	—	—	(1,060)	(1,060)
Total	$—	$19,581	$(1,060)	$18,521

Liabilities:
Crude oil derivatives	$—	$(23,654)	$—	$(23,654)
NGL derivatives	—	—	(2,157)	(2,157)
Interest rate swaps	—	(39,703)	—	(39,703)
Total	$—	$(63,357)	$(2,157)	$(65,514)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$3	$—	$3
Natural gas derivatives	—	5,286	—	5,286
Interest rate swaps	—	600	—	600
Total	$—	$5,889	$—	$5,889

Liabilities:
Crude oil derivatives	$—	$(45,039)	$—	$(45,039)
Natural gas derivatives	—	3,475	—	3,475
NGL derivatives	—	—	(14,784)	(14,784)
Interest rate swaps	—	(28,017)	—	(28,017)
Total	$—	$(69,581)	$(14,784)	$(84,365)

As of September 30, 2010, risk management current assets in the unaudited condensed consolidated balance sheet include put premium and other derivative costs, net of amortization, of $0.4 million.

The following table sets forth a reconciliation of changes in the fair value of the NGL derivatives classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (liability) asset balances at beginning of period	$(1,860)	$(520)	$(14,784)	$14,016
Settlements	1,466	(1,029)	7,860	(1,939)
Total (losses) gains realized and unrealized	(2,823)	(2,303)	3,707	(15,929)
Net liability balances at end of period	$(3,217)	$(3,852)	$(3,217)	$(3,852)

Realized and unrealized losses related to the interest rate derivatives are recorded as part of interest rate risk management gains and losses in the unaudited condensed consolidated statements of operations.  Realized and unrealized gains and losses and the amortization of put premiums and other derivative costs related to the Partnership's commodity derivatives are recorded as a component of revenue in the unaudited condensed consolidated statements of operations.

The Partnership recognized (losses) gains of $(2.2) million, $0.4 million, $(2.1) million and $(7.2) million in the three and nine months ended September 30, 2010 and 2009, respectively, that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at September 30, 2010, which are included in the commodity risk management (losses) gains.

The following table discloses the fair value of the Partnership's assets measured on a nonrecurring basis for the nine months ended September 30, 2010 (in thousands):

	September 30, 2010	Level 1	Level 2	Level 3	Total Losses
Plant assets	$91	$—	$—	$91	$576
Pipeline assets	$318	$—	$—	$318	$2,006
Rights-of-way	$85	$—	$—	$85	$548
Unproved properties	$—	$—	$—	$—	$3,432

In connection with the preparation of these financial statements for the three and nine months ended September 30, 2010, the Partnership wrote down plant assets with a carrying value of $0.7 million to their fair value of $0.1 million, pipeline assets with a carrying value of $2.3 million to their fair value of $0.3 million, rights-of-way with a carrying value of $0.6 million to their fair value of $0.1 million, and unproved properties with a carrying value of $3.4 million to their fair value of zero, resulting in an impairment charge of $6.6 million being included in earnings for the three and nine months ended September 30, 2010.  This impairment charge related specifically to the Midstream Business due to the loss during the second quarter 2010 of a significant contract within its South Texas Segment, while the impairment of the Upstream Segment's unproved properties was due to the Partnership determining that it was not economical to develop these locations.  The Partnership calculated the fair value of the impaired assets using discounted cash flow analysis to determine the excess of the asset's carrying value over its fair value.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments.  The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

The Partnership believes that the fair value of its revolving credit facility does not approximate its carrying value as of September 30, 2010 and December 31, 2009 because the applicable floating rate margin on the revolving credit facility was a below-market rate. The fair value of the revolving credit facility has been estimated based on similar transactions that occurred during the twelve months ended December 31, 2009 and the nine months ended September 30, 2010. The Partnership estimates the fair value of the borrowings under its revolving credit facility as of September 30, 2010 was $491.9 million versus a carrying value of $515.4 million.  The Partnership estimated the fair value of the borrowings under its revolving credit facility as of December 31, 2009 was $713.2 million versus a carrying value of $754.4 million.

NOTE 11. RISK MANAGEMENT ACTIVITIES

Interest Rate Derivative Instruments

To mitigate its interest rate risk, the Partnership entered into various interest rate swaps. These swaps convert a portion of the variable-rate interest obligations into fixed-rate interest obligations. The purpose of entering into this swap is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments through the end of 2012.  The Partnership has not designated any of its interest rate swaps as hedges and as a result is marking these derivative contracts to fair value with changes in fair values of the interest rate derivative instruments recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within interest rate risk management losses.

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

The table below summarizes the terms, notional amounts and rates to be paid and the fair values of the various interest swaps as of September 30, 2010:

Effective Date	Expiration Date	Notational Amount	Fixed Rate (a)
12/31/2008	12/31/2012	$150,000,000	2.360% / 2.560%
9/30/2008	12/31/2012	150,000,000	4.105% / 4.295%
10/3/2008	12/31/2012	300,000,000	3.895% / 4.095%
_________________________

(a)	First amount is the rate the Partnership pays through January 9, 2011 and the second amount is the interest rate the Partnership pays from January 10, 2011 through December 31, 2012.

The Partnership's interest rate derivative counterparties include Wells Fargo Bank, N.A.; Wachovia Bank, N.A and The Royal Bank of Scotland, PLC.  As of September 30, 2010, the notional amount of the Partnership's interest rate swaps was in excess of its outstanding borrowings by approximately $84.6 million.

Commodity Derivative Instruments

The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership's control.  These risks can cause significant changes in the Partnership's cash flows and affect its ability to achieve its distribution objective and comply with the covenants of its revolving credit facility.  In order to manage the risks associated with the future prices of crude oil, natural gas and NGLs, the Partnership engages in non-speculative risk management activities that take the form of commodity derivative instruments.

The Partnership has determined that it is necessary to hedge a substantial portion of its expected production in order to meaningfully reduce its future cash flow volatility. The Partnership generally limits its hedging levels to 80% of expected future production.   While hedging at this level of production does not eliminate all of the volatility in the Partnership's cash flows, it allows the Partnership to mitigate the risk of situations where a modest loss of production would put it in an over-hedged position.  The Partnership may hedge for periods of time above the 80% of expected future production levels where it deems it prudent to reduce extreme future price volatility.  However, hedging to that level requires approval of the Board of Directors, which the Partnership has obtained for its 2009, 2010 and 2011 hedging activity.

At times, the Partnership's strategy may involve entering into hedges with strike prices above current future prices or resetting existing hedges to higher price levels in order to meet its cash flow objectives or to stay in compliance with its revolving credit facility.  In addition, the Partnership may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges or otherwise.  Expected future production for its Upstream Business is derived from the proved reserves, adjusted for price-dependent expenses and revenue deductions.  For the Midstream Business, expected future production is based on the expected production from wells currently flowing to the Partnership's processing plants, plus additional volumes the Partnership expects to receive from future drilling activity by its producer customer base.  The Partnership's expectations for its Midstream Business volumes associated with future drilling are based on information it receives from its producer customer base and historical observations. The Partnership applies the appropriate contract terms to these projections to determine its expected future equity share of the commodities.

The Partnership uses put options, costless collars and fixed-price swaps to achieve its hedging objectives, and often hedges its expected future volumes of one commodity with derivatives of the same commodity.  In some cases, however, the Partnership believes it is better to hedge future changes in the price of one commodity with a derivative of another commodity, which it refers to as “proxy” hedging.  The Partnership will often hedge the changes in future NGL prices (propane and heavier) using crude oil hedges because NGL prices have historically been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market.  The Partnership will also use natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are often heavily discounted from their current prices.  Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses proxy hedging, it will convert the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the linear regression of the prices of the two commodities observed during the previous 36 months and management's judgment regarding future price relationships of the commodities.   In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane.

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

The Partnership has not designated any of its commodity derivative instruments as hedges for accounting purposes and therefore is marking these derivative contracts to fair value.  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

The Partnership's commodity derivative counterparties include BNP Paribas; Wachovia Bank, N.A.; Comerica Bank; Barclays Bank PLC; Bank of Nova Scotia; The Royal Bank of Scotland PLC; Bank of America, N.A.; J Aron and Company (an affiliate of Goldman Sachs); BBVA Compass Bank and Credit Suisse Energy LLC (an affiliate of Credit Suisse Group AG).

On July 23, 2010, the Partnership enhanced its commodity derivative portfolio by adjusting the strike price of certain hedges to the forward market prices as of the date the hedges were executed.  Specifically, the Partnership paid $5.9 million to adjust the strike price from $53.55 to $79.80 per barrel on existing NYMEX WTI crude oil swaps of 45,000 barrels per month for the five months ending December 31, 2010.

The following table, as of September 30, 2010, sets forth certain information regarding the Partnership's commodity derivatives that will mature during the year ended December 31, 2010 (excluding transactions and volumes that settled or were unwound during the three and nine months ended September 30, 2010):

Underlying	Period	Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Oct-Dec 2010	330,000 mmbtu	Costless Collar	$7.70	$9.10
NYMEX Henry Hub	Oct-Dec 2010	375,000 mmbtu	Swap	6.65
NYMEX Henry Hub	Oct-Dec 2010	510,000 mmbtu	Swap	6.57
Crude Oil:
NYMEX WTI	Oct-Dec 2010	15,000 bbls	Costless Collar	50.00	67.50
NYMEX WTI	Oct-Dec 2010	27,000 bbls	Costless Collar	90.00	99.80
NYMEX WTI	Oct-Dec 2010	15,000 bbls	Put	100.00
NYMEX WTI	Oct-Dec 2010	18,000 bbls	Put	90.00
NYMEX WTI	Oct-Dec 2010	9,000 bbls	Swap	78.35
NYMEX WTI	Oct-Dec 2010	75,000 bbls	Swap	70.00
NYMEX WTI	Oct-Dec 2010	120,000 bbls	Swap	51.40
NYMEX WTI	Oct-Dec 2010	135,000 bbls	Swap	79.80
Natural Gas Liquids:
OPIS Ethane Mt Belv non TET	Oct-Dec 2010	1,134,000 gallons	Costless Collar	0.43	0.53
OPIS Ethane Mt Belv non TET	Oct-Dec 2010	1,134,000 gallons	Swap	0.58
OPIS IsoButane Mt Belv non TET	Oct-Dec 2010	630,000 gallons	Costless Collar	0.82	1.02
OPIS IsoButane Mt Belv non TET	Oct-Dec 2010	1,045,800 gallons	Swap	1.4045
OPIS NButane Mt Belv non TET	Oct-Dec 2010	1,386,000 gallons	Costless Collar	0.82	1.02
OPIS NButane Mt Belv non TET	Oct-Dec 2010	2,116,800 gallons	Swap	1.3745
OPIS Propane Mt Belv non TET	Oct-Dec 2010	1,260,000 gallons	Costless Collar	0.705	0.81
OPIS Propane Mt Belv non TET	Oct-Dec 2010	1,260,000 gallons	Swap	0.755
OPIS Propane Mt Belv non TET	Oct-Dec 2010	4,435,200 gallons	Swap	1.0915
OPIS Natural Gasoline Mt Belv non TET	Oct-Dec 2010	554,400 gallons	Swap	1.6562

During the nine months ended September 30, 2010, the Partnership entered into the following derivative transactions for its 2011 calendar year: a 12,000 barrel per month NYMEX WTI costless collar with a floor strike price at $75.00 per barrel and a cap strike price of $89.85 per barrel on February 16, 2010, a 17,000 barrel per month NYMEX WTI swap at $83.30 on June 18, 2010 and a NYMEX WTI swap covering 29,000 barrels per month for the first half of the calendar year and 23,000 barrels per month for the second half of the calendar year with a strike price of $86.20 per barrel on August 23, 2010.

The following table, as of September 30, 2010, sets forth certain information regarding the Partnership's commodity derivatives that will mature during the year ending December 31, 2011:

Underlying	Period	Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas:
NYMEX Henry Hub	Jan-Dec 2011	1,200,000 mmbtu	Costless Collar	$7.50	$8.85
NYMEX Henry Hub	Jan-Dec 2011	720,000 mmbtu	Swap	7.09
NYMEX Henry Hub	Jan-Dec 2011	2,280,000 mmbtu	Swap	6.14
Crude Oil:
NYMEX WTI	Jan-Dec 2011	139,152 bbls	Costless Collar	75.00	85.70
NYMEX WTI	Jan-Dec 2011	360,000 bbls	Costless Collar	80.00	92.40
NYMEX WTI	Jan-Dec 2011	144,000 bbls	Costless Collar	75.00	89.85
NYMEX WTI	Jan-Dec 2011	125,256 bbls	Swap	80.00
NYMEX WTI	Jan-Dec 2011	120,000 bbls	Swap	65.10
NYMEX WTI	Jan-Dec 2011	240,000 bbls	Swap	75.00
NYMEX WTI	Jan-Dec 2011	240,000 bbls	Swap	80.05
NYMEX WTI	Jan-Dec 2011	360,000 bbls	Swap	65.60
NYMEX WTI	Jan-Dec 2011	204,000 bbls	Swap	83.30
NYMEX WTI	Jan-Jun 2011	174,000 bbls	Swap	86.20
NYMEX WTI	Jul-Dec 2011	138,000 bbls	Swap	86.20

During the nine months ended September 30, 2010, the Partnership entered into a 16,000 barrel per month NYMEX WTI costless collar with a floor strike price at $75.00 per barrel and a cap strike price of $94.75 per barrel for its 2012 calendar year on February 17, 2010.

The following table, as of September 30, 2010, sets forth certain information regarding the Partnership's commodity derivatives that will mature during the year ending December 31, 2012:

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

During the nine months ended September 30, 2010, the Partnership entered into the following derivative transactions for its 2013 calendar year: a 20,000 barrel per month NYMEX WTI crude oil swap at $90.20 per barrel on April 9, 2010, a 60,000 barrel per month NYMEX WTI crude oil swap at $89.85 per barrel on April 19, 2010 and a 50,000 MMBtu per month NYMEX Henry Hub natural gas swap at $5.645 per MMBtu on August 4, 2010.

The following table, as of September 30, 2010, sets forth certain information regarding the Partnership's commodity derivatives that will mature during the year ending December 31, 2013:

Underlying	Period	Notional Volumes (units)	Type	Floor Strike Price ($/unit)	Cap Strike Price ($/unit)
Natural Gas
NYMEX Henry Hub	Jan-Dec 2013	600,000 mmbtu	Swap	$5.64
Crude Oil:
NYMEX WTI	Jan-Dec 2013	240,000 bbls	Swap	90.20
NYMEX WTI	Jan-Dec 2013	720,000 bbls	Swap	89.85

On October 20, 2010, the Partnership entered into a forward NYMEX Henry Hub swap covering 50,000 MMBtu per month for the full calendar year 2013 with a strike price of $5.295 per MMBtu. This derivative instrument is not reflected in the above tables.

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the unaudited condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities		$—	Current liabilities	$(19,646)
Interest rate derivatives - liabilities		—	Long-term liabilities	(20,057)
Commodity derivatives - assets	Current assets	12,091	Current liabilities	250
Commodity derivatives - assets	Long-term assets	10,535	Long-term liabilites	915
Commodity derivatives - liabilities	Current assets	(2,209)	Current liabilities	(15,806)
Commodity derivatives - liabilities	Long-term assets	(1,896)	Long-term liabilities	(11,170)
Total derivatives		$18,521		$(65,514)

	As of December 31, 2009
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - assets	Long-term assets	$600		$—
Interest rate derivatives - liabilities		—	Current liabilities	(16,988)
Interest rate derivatives - liabilities		—	Long-term liabilities	(11,029)
Commodity derivatives - assets	Current assets	3,494	Current liabilities	9,842
Commodity derivatives - assets	Long-term assets	2,830	Long-term liabilities	1,684
Commodity derivatives - liabilities	Current assets	(1,015)	Current liabilities	(44,504)
Commodity derivatives - liabilities	Long-term assets	(20)	Long-term liabilities	(23,370)
Total derivatives		$5,889		$(84,365)

The following table sets forth the classification of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations:

Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Interest rate risk management losses	$(8,282)	$(10,348)	$(27,300)	$(3,924)
Commodity risk management (losses) gains	(18,579)	(8,832)	27,808	(57,137)
Total	$(26,861)	$(19,180)	$508	$(61,061)

The Partnership's hedge counterparties are participants in its credit agreement, and the collateral for the outstanding borrowings under its credit agreement is used as collateral for its hedges.  The Partnership does not have rights to collateral from its counterparties, nor does the Partnership have rights of offset against borrowings under its credit agreement.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership's accruals were approximately $0.1 million and $0.1 million as of September 30, 2010 and December 31, 2009, respectively, related to these matters. The Partnership has been indemnified up to a certain dollar amount for certain lawsuits that were assumed as part of prior acquisitions. If there ultimately is a finding against the Partnership in the indemnified cases, the Partnership would expect to make a claim against the indemnification up to the limits of the indemnification. For these indemnified lawsuits, the Partnership has not established any accruals because the Partnership considers remote the likelihood of these lawsuits being successful in amounts in excess of the indemnification limits. These matters are not expected to have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

On February 9, 2010, a lawsuit, alleging certain claims related to the Recapitalization and Related Transactions (see Note 9), was filed on behalf of one of the Partnership's public unitholders in the Court of Chancery of the State of Delaware naming the Partnership, its general partner, certain affiliates of its general partner, including the general partner of its general partner, and each member of the Partnership's Board of Directors as defendants.  The complaint alleged a breach by the defendants of their fiduciary duties to the Partnership and the public unitholders and sought to enjoin the Recapitalization and Related Transactions.  The Partnership believes the allegations made in the complaint are without merit.  On March 11, 2010, in an effort to minimize the further cost, expense, burden and distraction of any litigation relating to the lawsuit, the parties to the lawsuit entered into a Memorandum of Understanding regarding the terms of a potential settlement of the lawsuit.  On August 16, 2010, the parties to the lawsuit filed a Stipulation and Agreement of Compromise, Settlement and Release with the Court of Chancery of the State of Delaware. The settlement, subject to the approval of the Court (which approval was obtained after the end of the period, see Note 19), resolves the allegations by the plaintiff against the defendants in connection with the Recapitalization and Related Transactions and provides a release and settlement by a proposed class of the Partnership common unitholders during the period from September 17, 2009 through and including the date of the closing of the transactions of all claims against the defendants as they relate to the Recapitalization and Related Transactions.  During the nine months ended September 30, 2010, the Partnership established an accrual of $1.6 million related to this claim, against which it has already incurred $0.9 million of costs during the same period.  Thus, as of September 30, 2010, the Partnership's accrual relating to this matter was $0.7 million.  In addition, the Partnership has recorded a receivable related to this matter of approximately $0.9 million for amounts it expects to recover under its Directors and Officers insurance.  In the event that the settlement does not become final, the Partnership intends to vigorously defend against the lawsuit.

Insurance—The Partnership covers its operations and assets with insurance which management believes is consistent with that in force for other companies engaged in similar commercial operations with similar type properties.  This insurance includes: (1) commercial general liability insurance covering liabilities to third parties for bodily injury, property damage and pollution arising out of Eagle Rock Energy operations; (2) workers' compensation liability coverage for employees to required statutory limits; (3) automobile liability insurance covering liability to third parties for bodily injury and property damage arising out of the operation of all owned, hired and non-owned vehicles by the Partnership's employees on company business; (4) property insurance covering the replacement cost of all owned real and personal property, including coverage for losses due to boiler and machinery breakdown, earthquake, flood and consequent business interruption/extra expense; (5) control of well/operator's extra expense insurance for operated and non-operated wells in the Upstream Segment; and (6) corporate liability insurance including coverage for Directors and Officers and Employment Practices liabilities.  In addition, the Partnership maintains excess liability insurance providing limits in excess of the established primary limits for commercial general liability and automobile liability insurance.

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

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At September 30, 2010 and December 31, 2009, the Partnership had accrued approximately $4.0 million and $4.4 million, respectively, for environmental matters.

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

Retained Revenue Interest—Certain assets in the Partnership's Upstream Segment are subject to retained revenue interests.  These interests were established under purchase and sale agreements that were executed by the Partnership's predecessors in title.  The terms of these agreements entitle the owners of the retained revenue interests to a portion of the revenues received from the sale of the hydrocarbons above specified base oil and natural gas prices.  These retained revenue interests do not represent a real property interest in the hydrocarbons.  The Partnership's reported revenues are reduced to account for the retained revenue interests on a monthly basis.

The retained revenue interests affect the Partnership's interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama.  With respect to the Partnership's Flomaton and Fanny Church fields, these retained revenue interests are in effect for any calendar year in which the Partnership surpasses certain average net production rates, while for the Partnership's Big Escambia field, the retained revenue interest commenced in 2010 and continues through the end of 2019.

Other Commitments—The Partnership utilizes operating leases for its corporate office, certain rights-of way, facility locations and vehicles. Rental expense, including leases with no continuing commitment, amounted to approximately $1.7 million, $5.1 million, $2.0 million and $6.7 million for the three and nine months ended September 30, 2010 and 2009, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. SEGMENTS

On May 24, 2010, the Partnership completed the sale of its fee mineral and royalty interests as well as its equity investment in Ivory Working Interests, L.P. (collectively, the “Minerals Business”). As authoritative guidance requires the operations for components of entities disposed of be recorded as part of discontinued operations, operating results for the Minerals Business for the three and nine months ended September 30, 2010 and 2009 have been excluded from the Partnership’s segment presentation below. See Note 17 for a further discussion of the sale of the Partnership’s Minerals Business.
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

The Partnership's chief operating decision-maker (“CODM”) currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership's reportable segments is shown in the following table:

Midstream Business	Texas Panhandle Segment	South Texas Segment		East Texas/ Louisiana Segment		Gulf of Mexico Segment	Total Midstream Business
Three Months Ended September 30, 2010
($ in thousands)
Sales to external customers	$81,726	$19,085		$46,206		$7,834	$154,851
Cost of natural gas and natural gas liquids	54,783	16,555		33,940		6,638	111,916
Operating costs and other expenses	9,155	717		4,502		354	14,728
Depreciation, depletion, and amortization	11,702	1,281		4,631		1,651	19,265
Operating income (loss) from continuing operations	$6,086	$532		$3,133		$(809)	$8,942

Capital Expenditures	$12,636	$5		$1,678		$21	$14,340
Segment Assets	$523,933	$50,946		$306,839		$83,561	$965,279

Total Segments	Total Midstream Business	Upstream Segment		Corporate Segment		Total Segments
Three Months Ended September 30, 2010
($ in thousands)
Sales to external customers	$154,851	$22,738		$(18,579)	(a)	$159,010
Cost of natural gas and natural gas liquids	111,916	—		—		111,916
Operating costs and other expenses	14,728	6,922	(b)	10,674		32,324
Depreciation, depletion, amortization and impairment	19,265	10,242		399		29,906
Operating income (loss) from continuing operations	$8,942	$5,574		$(29,652)		$(15,136)

Capital Expenditures	$14,340	$5,235		$366		$19,941
Segment Assets	$965,279	$353,262		$51,218		$1,369,759

Midstream Business	Texas Panhandle Segment	South Texas Segment		East Texas/ Louisiana Segment		Gulf of Mexico Segment	Total Midstream Business
Three Months Ended September 30, 2009
($ in thousands)
Sales to external customers	$70,263	$18,672		$53,620		$8,618	$151,173
Cost of natural gas and natural gas liquids	46,540	16,842		39,665		6,898	109,945
Operating costs and other expenses	8,206	896		4,727		310	14,139
Depreciation, depletion, and amortization	11,602	1,287		4,458		1,480	18,827
Operating income (loss) from continuing operations	$3,915	$(353)		$4,770		$(70)	$8,262

Capital Expenditures	$1,332	$27		$2,094		$165	$3,618
Segment Assets	$556,963	$66,758		$324,893		$86,789	$1,035,403

Total Segments	Total Midstream Business	Upstream Segment		Corporate Segment		Total Segments
Three Months Ended September 30, 2009
($ in thousands)
Sales to external customers	$151,173	$17,470		$(8,832)	(a)	$159,811
Cost of natural gas and natural gas liquids	109,945	—		—		109,945
Operating costs and other expenses	14,139	5,526	(b)	10,420		30,085
Depreciation, depletion, amortization and impairment	18,827	7,768		337		26,932
Operating income (loss) from continuing operations	$8,262	$4,176		$(19,589)		$(7,151)

Capital Expenditures	$3,618	$2,780		$308		$6,706
Segment Assets	$1,035,403	$373,172		$182,267		$1,590,842
______________________

(a)	Represents results of the Partnership's derivative activities.

(b)	Includes sulfur disposal costs of $0.3 million for the three months ended September 30. 2009. Revenue exceeded disposal costs for the three months ended September 30, 2010.

Midstream Business	Texas Panhandle Segment	South Texas Segment		East Texas/ Louisiana Segment		Gulf of Mexico Segment	Total Midstream Business
Nine Months Ended September 30, 2010
($ in thousands)
Sales to external customers	$259,404	$66,485		$157,348		$24,121	$507,358
Cost of natural gas and natural gas liquids	176,485	58,517		114,622		20,496	370,120
Operating costs and other expenses	25,666	2,667		12,921		1,390	42,644
Depreciation, depletion, amortization and impairment	34,931	7,090		13,171		4,821	60,013
Operating income (loss) from continuing operations	$22,322	$(1,789)		$16,634		$(2,586)	$34,581

Capital Expenditures	$23,405	$36		$7,658		$39	$31,138
Segment Assets	$523,933	$50,946		$306,839		$83,561	$965,279

Total Segments	Total Midstream Business	Upstream Segment		Corporate Segment		Total Segments
Nine Months Ended September 30, 2010
($ in thousands)
Sales to external customers	$507,358	$69,684		$27,808	(a)	$604,850
Cost of natural gas and natural gas liquids	370,120	—		—		370,120
Operating costs and other expenses	42,644	24,953	(b)	36,491		104,088
Depreciation, depletion, amortization and impairment	60,013	27,865		1,234		89,112
Operating income (loss) from continuing operations	$34,581	$16,866		$(9,917)		$41,530

Capital Expenditures	$31,138	$17,628		$1,259		$50,025
Segment Assets	$965,279	$353,262		$51,218		$1,369,759

Midstream Business	Texas Panhandle Segment	South Texas Segment		East Texas/ Louisiana Segment		Gulf of Mexico Segment	Total Midstream Business
Nine Months Ended September 30, 2009
($ in thousands)
Sales to external customers	$205,000	$78,077		$156,900		$22,668	$462,645
Cost of natural gas and natural gas liquids	147,894	71,730		121,907		17,271	358,802
Operating costs and other expenses	24,407	2,946		13,887		1,386	42,626
Depreciation, depletion, and amortization	33,660	3,995		13,469		4,445	55,569
Operating income (loss) from continuing operations	$(961)	$(594)		$7,637		$(434)	$5,648

Capital Expenditures	$5,042	$41		$16,172		$306	$21,561
Segment Assets	$556,963	$66,758		$324,893		$86,789	$1,035,403

Total Segments	Total Midstream Business	Upstream Segment		Corporate Segment		Total Segments
Nine Months Ended September 30, 2009
($ in thousands)
Sales to external customers	$462,645	$42,757		$(57,137)	(a)	$448,265
Cost of natural gas and natural gas liquids	358,802	—		—		358,802
Operating costs and other expenses	42,626	16,264	(b)	34,799		93,689
Depreciation, depletion, amortization and impairment	55,569	25,361		768		81,698
Operating income (loss) from continuing operations	$5,648	$1,132		$(92,704)		$(85,924)

Capital Expenditures	$21,561	$6,360		$1,732		$29,653
Segment Assets	$1,035,403	$373,172		$182,267		$1,590,842
_________________________

(a)	Represents results of the Partnership's derivative activities.

(b)	Includes sulfur disposal costs of $0.7 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 14. INCOME TAXES

Provision for Income Taxes -The Partnership's provision for income taxes relates to (i) state taxes for the Partnership and (ii) federal taxes for Eagle Rock Energy Acquisition Co., Inc. (acquiring entity of certain entities acquired in the Redman acquisition) and Eagle Rock Energy Acquisition Co. II, Inc. (acquiring entity of certain entities acquired in the Stanolind acquisition) and their wholly-owned corporations, Eagle Rock Upstream Development Company, Inc. (successor entity to certain entities acquired in the Redman acquisition) and Eagle Rock Upstream Development Company II, Inc. (successor entity to certain entities acquired in the Stanolind acquisition), which are subject to federal income taxes (the “C Corporations”). See the Partnership's annual report on Form 10-K for the year ended December 31, 2009 for a description of the Redman acquisition and the Stanolind acquisition.

As a result of the taxable income from the underlying partnerships owned by the C Corporations described above, net operating loss carryforward, statutory depletion carryforward, and charitable contribution carryforward of $0.6 million, $2.4 million, $3.7 million, and $6.8 million were used during the three and nine months ended September 30, 2010 and 2009, respectively, as a result of the release of the valuation allowance established for the net operating losses as of December 31, 2009.

Effective Rate - The effective rate for the nine month period ended September 30, 2010 was (1.1)% compared to (1.6)% for the nine month period ended September 30, 2009. The effective tax rate is a ratio of total tax expense in relation to pre-tax book income. The negative rate for the nine months ended September 30, 2009 was due to the fact that the Partnership was in a loss position for tax purposes and had an income tax expense; whereas, for the nine months ending September 30, 2010, the negative rate was the result of an income tax receivable when the Partnership was in an income position.
Deferred Taxes - As of September 30, 2010, the net deferred tax liability was $37.9 million compared to $38.7 million as of December 31, 2009 and is primarily attributable to temporary book and tax basis differences of the entities subject to federal income taxes discussed above.  These temporary differences result in a net deferred tax liability which will be reduced as allocation of depreciation and depletion in proportion to the assets contributed brings the book and tax basis closer together over time.  This deferred tax liability was recognized in conjunction with the purchase accounting for the Stanolind and Redman acquisitions.

Texas Franchise Tax - On May 18, 2006, the State of Texas enacted revisions to the existing state franchise tax. In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including previously non-taxable entities such as limited partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits.  The Partnership makes appropriate accruals for this tax during the reporting period.

Accounting for Uncertainty in Income Taxes - The Partnership adopted authoritative guidance related to accounting for uncertainty in income taxes on January 1, 2007.  The Partnership has taken a position which is deemed to be “more likely than not” to be upheld upon review, if any, with respect to the deductibility of certain costs for the purpose of its franchise tax liability on a state franchise tax return.   The Partnership has recorded a provision for the portion of this tax liability equal to its probability of recognition. The Partnership has not accrued interest and penalties as the amounts are estimated to be de minimis. The amount stated below relates to the tax returns filed for 2008 and 2009 which are still open under current statute. A reconciliation of the beginning and ending amount of the unrecognized tax liabilities is as follows (in thousands):

Balance as of December 31, 2009	$(267)
Increases related to prior year tax positions	—
Increases related to current year tax positions	(226)
Balance as of September 30, 2010	$(493)

NOTE 15. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner for the Partnership has a long-term incentive plan as amended (“LTIP”)  for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates.   On September 17, 2010, at a special meeting of the unitholders of the Partnership, the Partnership's unitholders as of the record date for the meeting approved an amendment and restatement of the Partnership's Long Term Incentive Plan (the "Amended Plan") to (i) increase the number of Partnership common units reserved for issuance under the Amended Plan by 5,000,000 units, (ii) provide for the grant of unit appreciation rights and other unit based awards, and

(iii) make certain other non-material changes to the Amended Plan.  The Amended Plan became effective following its approval by the Partnership's unitholders. Subsequent to approval, the LTIP covers an aggregate of 7,000,000 common units, to be granted either as options, restricted units or phantom units.   Distributions declared and paid on outstanding restricted units are paid directly to the holders of the restricted units. The Partnership has historically only issued restricted units under the LTIP.  No options or phantom units have been issued to date.

A summary of the LTIP restricted common units' activity for the nine months ended September 30, 2010, is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Nonvested at December 31, 2009	1,371,019	$9.35
Granted	277,345	6.01
Vested	(559,381)	17.54
Forfeitures	(23,809)	15.87
Nonvested at September 30, 2010	1,065,174	5.71

For the three and nine months ended September 30, 2010 and 2009, non-cash compensation expense of approximately $1.3 million, $4.6 million, $0.9 million and $4.6 million, respectively, was recorded for the granted restricted units under the LTIP. The acquisition by the Partnership of its general partner entities, as discussed in Note 8, triggered a change of control under certain award agreements for outstanding restricted common units awarded under the Partnership's LTIP and the accelerated vesting of the 315,607 affected outstanding restricted units, of which 84,086 were cancelled by the Partnership in satisfaction of $0.5 million in related employee tax liability paid by the Partnership, which are included in amounts discussed below.  As a result of the accelerated vesting, the Partnership recognized an additional $2.8 million in equity-based compensation in the third quarter of 2010. In addition, during the three months ended September 30, 2010, the Partnership recorded a reduction to compensation expense of $2.2 million as a result of adjusting its forfeiture rate.

As of September 30, 2010, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $3.9 million. The remaining expense is to be recognized over a weighted average of 2.32 years.

In connection with the vesting of certain restricted units during the nine months ended September 30, 2010, 119,928 of the newly-vested common units were cancelled by the Partnership in satisfaction of $0.7 million related employee tax liability paid by the Partnership.  Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

In addition to equity awards under the LTIP, Eagle Rock Holdings, L.P. (“Holdings”), which is controlled by NGP, has from time to time granted equity in Holdings to certain employees working on behalf of the Partnership, some of which are named executive officers.  During the three month period ended March 31, 2009, Holdings granted 160,000 “Tier I” incentive interests to one Eagle Rock Energy employee.  In addition, during the nine month period ended September 30, 2010, Holdings granted a total of 40,000 Tier I incentive units to two Eagle Rock Energy employees.  The Partnership recorded a portion of the value of the incentive units as compensation expense in the Partnership's condensed consolidated financial statements.  This allocation is based on management's estimation of the total value of the incentive unit grant and of the grantees' portion of time dedicated to the Partnership.  The Partnership recorded non-cash compensation expense of $0.1 million and $0.4 million based on management's estimates related to the Tier I incentive unit grants made by Holdings during the nine months ended September 30, 2010 and 2009, respectively. As a result of the Partnership exercising the GP Acquisition Option (see Note 9), Holdings ceased being the Partnership's "parent" under the applicable accounting guidance, thus future equity grants by Holdings, if any, to certain of the Partnership's employees will no longer have an impact on the Partnership's financial statements.

NOTE 16.  EARNINGS PER UNIT

Basic earnings per unit are computed by dividing the net income (loss) by the weighted average number of units outstanding during a period. To determine net income (loss) allocated to each class of ownership (common, subordinated and general partner), the Partnership first allocates net income (loss) in accordance with the amount of distributions made for the quarter by each class, if any. The remaining net income (loss) is allocated to each class in proportion to the class weighted average number of units outstanding for a period, as compared to the weighted average number of units for all classes for the period.

As of September 30, 2010 and 2009, the Partnership has unvested restricted common units outstanding.  These units will be considered in the diluted weighted average common unit outstanding number in periods of net income.  In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number.

For the three and nine months ended September 30, 2010, the Partnership determined that it is more dilutive to apply the two-class method versus the treasury stock method in calculating dilutive earnings per unit.  Thus, the unvested restricted common units are included in the computation of the diluted weighted average common unit outstanding calculation, but the denominator in the computation of diluted earnings per unit only includes the basic weighted average common units outstanding.

Under the Partnership's original partnership agreement, which was amended and restated on May 24, 2010, in connection with approval of the Recapitalization and Related Transactions, for any quarterly period, incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in undistributed earnings or losses.  Accordingly, undistributed net income is assumed to be allocated to the other ownership interests on a pro-rata basis.  During the nine months ended September 30, 2010 and the three and nine months ended 2009, the Partnership did not declare a quarterly distribution for the IDRs.  On May 24, 2010, the Partnership's general partner contributed all of the outstanding IDRs to the Partnership (see Notes 8 and 9), and they were eliminated.

In addition, all of the subordinated units and general partner units, as discussed in Notes 8 and 9, were contributed to the Partnership and cancelled on May 24, 2010 and July, 30, 2010, respectively.  As a result, the number of subordinated units and general partner units used in the calculation of earnings per unit for the three and nine months ended September 30, 2010 is based on the weighted average amount of time they were outstanding during those periods.

The restricted common units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities.  Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method.

The following table presents the Partnership's basic and diluted weighted average units outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average units outstanding:
Common units	80,224	53,632	63,770	53,276
Subordinated units	—	20,691	10,914	20,691
General partner units	275	845	653	845

Diluted weighted average units outstanding:
Common units	80,224	53,632	63,950	53,276
Subordinated units	—	20,691	10,914	20,691
General partner units	275	845	653	845

The following table presents the Partnership's basic and diluted income per unit for the three months ended September 30, 2010:

	Total	Common Units	Restricted common Units	Subordinated Units	General Partner Units
	($ in thousands, except per unit amounts)
Loss from continuing operations	$(25,461)
Distributions declared	2,028	$2,006	$22	$—	$—
Assumed loss from continuing operations after distribution to be allocated	(27,489)	(27,043)	(353)	—	(93)
Assumed allocation of loss from continuing operations	(25,461)	(25,037)	(331)	—	(93)
Discontinued operations	224	220	3	—	1
Assumed net loss to be allocated	$(25,237)	$(24,817)	$(328)	$—	$(92)

Basic and diluted loss from continuing operations per unit		$(0.31)		$—	$(0.34)
Basic and diluted discontinued operations per unit		$—		$—	$—
Basic and diluted loss per unit		$(0.31)		$—	$(0.33)

The following table presents the Partnership's basic and diluted loss per unit for the three months ended September 30, 2009:

	Total	Common Units	Restricted common Units	Subordinated Units	General Partner Units
	($ in thousands, except per unit amounts)
Loss from continuing operations	$(27,333)
Distributions declared	1,377	$1,341	$15	$—	$21
Assumed loss from continuing operations after distribution to be allocated	(28,710)	(20,485)	—	(7,903)	(322)
Assumed allocation of loss from continuing operations	(27,333)	(19,144)	15	(7,903)	(301)
Discontinued operations	2,062	1,471	—	568	23
Assumed net loss to be allocated	$(25,271)	$(17,673)	$15	$(7,335)	$(278)

Basic and diluted loss from continuing operations per unit		$(0.36)		$(0.38)	$(0.36)
Basic and diluted discontinued operations per unit		$0.03		$0.03	$0.03
Basic and diluted loss per unit		$(0.33)		$(0.35)	$(0.33)

The following table presents the Partnership's basic and diluted income per unit for the nine months ended September 30, 2010:

	Total	Common Units	Restricted common Units	Subordinated Units	General Partner Units
	($ in thousands, except per unit amounts)
Income from continuing operations	$3,346
Distributions declared	4,486	$4,364	$80	$—	$42
Assumed income from continuing operations after distribution to be allocated	(1,140)	(950)	(18)	(163)	(9)
Assumed allocation of income from continuing operations	3,346	3,414	62	(163)	33
Discontinued operations	43,541	36,261	703	6,206	371
Assumed net income to be allocated	$46,887	$39,675	$765	$6,043	$404

Basic and diluted income from continuing operations per unit		$0.05		$(0.01)	$0.05
Basic and diluted discontinued operations per unit		$0.57		$0.57	$0.57
Basic and diluted income per unit		$0.62		$0.55	$0.62

The following table presents the Partnership's basic and diluted loss per unit for the nine months ended September 30, 2009:

	Total	Common Units	Restricted common Units	Subordinated Units	General Partner Units
	($ in thousands, except per unit amounts)
Loss from continuing operations	$(108,452)
Distributions declared	4,110	$3,996	$51	$—	$63
Assumed loss from continuing operations after distribution to be allocated	(112,562)	(80,159)	—	(31,132)	(1,271)
Assumed allocation of loss from continuing operations	(108,452)	(76,163)	51	(31,132)	(1,208)
Discontinued operations	5,849	4,165	—	1,618	66
Assumed net loss to be allocated	$(102,603)	$(71,998)	$51	$(29,514)	$(1,142)

Basic and diluted loss from continuing operations per unit		$(1.43)		$(1.50)	$(1.43)
Basic and diluted discontinued operations per unit		$0.08		$0.08	$0.08
Basic and diluted loss per unit		$(1.35)		$(1.43)	$(1.35)

NOTE 17.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On April 1, 2009, the Partnership sold its producer services business (which was accounted for in its South Texas Segment) by assigning and novating the contracts under this business to a third-party purchaser.  The Partnership sold the producer services business to a third-party purchaser as it was a low-margin business that was not core to the Partnership's operations. The Partnership received an initial payment of $0.1 million for the sale of the business.  In addition the Partnership received a contingency payment of $0.1 million in October 2009. The Partnership will also continue to receive a monthly payment equivalent to $0.01 per MMbtu on the volume of gas that flows pursuant to the assigned contracts through March 31, 2011.  Producer services was a business in which the Partnership would negotiate new well connections on behalf of small producers to pipelines other than its own.  During the three and nine months ended September 30, 2010, this business generated revenues of less than $0.1 million and no cost of natural gas and NGLs.  During the three and nine months ended September 30, 2009, this business generated revenues of $19.2 million and cost of natural gas and NGLs of $19.0 million.  For the three and nine months ended September 30, 2010, less than $0.1 million of revenues minus the cost of natural gas and NGLs have been reported as discontinued operations, as compared to revenues minus the cost of natural gas and NGLs of $0.2 million for the three and nine months ended September 30, 2009.

On May 24, 2010, the Partnership completed the sale of all of its fee mineral and royalty interests as well as its equity investment in Ivory Working Interests, L.P. (collectively, the “Minerals Business”), for which it received net proceeds of approximately $171.6 million in cash after purchase price adjustments made to reflect an effective date of January 1, 2010 for the sale, as established in the agreement governing the sale. The Partnership retained approximately $2.9 million of cash from net revenues received from the Minerals Business after the effective date.  The Partnership recorded a gain of $37.7 million on the sale, which is recorded as part of discontinued operations for the nine months ended September 30, 2010.  Further upward or downward adjustments to the purchase price may occur post-closing to reflect customary true-ups.  During the three months ended September 30, 2010, we received payments of $0.2 million related to pre-effective date operations and have recorded this amount as part of discontinued operations for the period. For the nine months ended September 30, 2010, the Minerals Business generated revenues of $8.9 million and income from operations of $5.6 million.   For the three and nine months ended September 30, 2009, the Minerals Business generated revenues of $4.1 million and $10.8 million, respectively, and income from operations of $1.9 million and $4.7 million, respectively.  During the three and nine months ended September 30, 2010 and 2009, the Minerals Business incurred state tax expense on discontinued operations of less than $0.1 million, $0.4 million, less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2010 and 2009, the Minerals Business recorded a gain to discontinued operations of $0.2 million, $5.8 million, $2.0 million and $5.6 million, respectively, excluding the gain recognized by the Partnership on the sale of the Minerals Business.

Assets and liabilities held for sale represent the assets and liabilities of the Partnership's Minerals Business.  As of December 31, 2009, assets held for sale consists of the following: (i) accounts receivable of $3.0 million, (ii) net proved reserves of $55.2 million, (iii) unproved reserves of $64.9 million and (iv) the Partnership's equity investment in Ivory Working Interests, L.P. of $12.0 million.  As of December 31, 2009, liabilities held for sale was made up of accounts payable.

NOTE 18.  SUBSIDIARY GUARANTORS

In the future, the Partnership may issue registered debt securities guaranteed by its subsidiaries.  The Partnership expects that all guarantors would be wholly-owned and that such guarantees would be joint and several and full and unconditional.  In accordance with practices accepted by the SEC, the Partnership has prepared Condensed Consolidated Financial Statements as supplemental information.  The following Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 and Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009, present financial information for Eagle Rock Energy Partners, L.P. as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the subsidiary guarantors, which are all fully owned by the Parent, on a stand-alone basis, financial information for the subsidiary non-guarantors, which are all partially owned by the Parent and not consolidated, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

Unaudited Condensed Consolidated Balance Sheet
September 30, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
ASSETS:
Accounts receivable - related parties	$—	$124,192	$—	$(124,192)	$—
Other current assets	32,586	66,204	—	—	98,790
Total property, plant and equipment, net	923	1,137,883	—	—	1,138,806
Investment in subsidiaries	1,277,803	—	1,149	(1,278,952)	—
Total other long-term assets	11,253	120,910	—	—	132,163
Total assets	$1,322,565	$1,449,189	$1,149	$(1,403,144)	$1,369,759
LIABILITIES AND EQUITY:
Accounts payable - related parties	$124,192	$—	$—	$(124,192)	$—
Other current liabilities	30,707	102,059	—	—	132,766
Other long-term liabilities	22,786	69,327	—	—	92,113
Long-term debt	515,383	—	—	—	515,383
Equity	629,497	1,277,803	1,149	(1,278,952)	629,497
Total liabilities and equity	$1,322,565	$1,449,189	$1,149	$(1,403,144)	$1,369,759

Unaudited Condensed Consolidated Balance Sheet
December 31, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total

ASSETS:
Accounts receivable - related parties	$87,433	$—	$—	$(87,433)	$—
Assets held for sale	—	135,224	—	—	135,224
Other current assets	5,171	90,952	—	—	96,123
Total property, plant and equipment, net	212	1,155,521	—	—	1,155,733
Investment in subsidiaries	1,244,384	—	1,205	(1,245,589)	—
Total other long-term assets	5,620	141,628	—	—	147,248
Total assets	$1,342,820	$1,523,325	$1,205	$(1,333,022)	$1,534,328
LIABILITIES AND EQUITY:
Accounts payable - related parties	$—	$87,433	$—	$(87,433)	$—
Liabilities held for sale	—	150	—	—	150
Other current liabilities	42,099	113,933	—	—	156,032
Other long-term liabilities	15,940	77,425	—	—	93,365
Long-term debt	754,383	—	—	—	754,383
Equity	530,398	1,244,384	1,205	(1,245,589)	530,398
Total liabilities and equity	$1,342,820	$1,523,325	$1,205	$(1,333,022)	$1,534,328

Unaudited Condensed Consolidated Statement of Operations
For the three months ended September 30, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Total revenues	$(9,443)	$168,453	$—	$—	$159,010
Cost of natural gas and natural gas liquids	—	111,916	—	—	111,916
Operations and maintenance	—	19,037	—	—	19,037
Taxes other than income	—	2,613	—	—	2,613
General and administrative	2,050	8,624	—	—	10,674
Depreciation, depletion, and impairment	44	29,862	—	—	29,906
Loss from operations	(11,537)	(3,599)	—	—	(15,136)
Interest expense, net	(3,016)	—	—	—	(3,016)
Other non-operating income	2,110	740	21	(2,841)	30
Other non-operating expense	(3,535)	(7,881)	—	2,841	(8,575)
Income (loss) before income taxes	(15,978)	(10,740)	21	—	(26,697)
Income tax provision	(310)	(926)	—	—	(1,236)
Equity in earnings of subsidiaries	(9,569)	—	—	9,569	—
Income (loss) from continuing operations	(25,237)	(9,814)	21	9,569	(25,461)
Discontinued operations	—	224	—	—	224
Net income (loss)	$(25,237)	$(9,590)	$21	$9,569	$(25,237)

Unaudited Condensed Consolidated Statement of Operations
For the three months ended September 30, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Total revenues	$1,348	$158,463	$—	$—	$159,811
Cost of natural gas and natural gas liquids	—	109,945	—	—	109,945
Operations and maintenance	—	16,934	—	—	16,934
Taxes other than income	—	2,731	—	—	2,731
General and administrative	163	10,257	—	—	10,420
Depreciation, depletion, and impairment	—	26,932	—	—	26,932
Income from operations	1,185	(8,336)	—	—	(7,151)
Interest expense, net	(4,315)	—	—	—	(4,315)
Other non-operating income	1,728	1,012	4	(2,194)	550
Other non-operating expense	(4,245)	(8,564)	—	2,194	(10,615)
Income (loss) before income taxes	(5,647)	(15,888)	4	—	(21,531)
Income tax provision	697	5,105	—	—	5,802
Equity in earnings of subsidiaries	(18,927)	—	—	18,927	—
Income (loss) from continuing operations	(25,271)	(20,993)	4	18,927	(27,333)
Discontinued operations	—	2,062	—	—	2,062
Net loss	$(25,271)	$(18,931)	$4	$18,927	$(25,271)

Unaudited Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Total revenues	$20,594	$584,256	$—	$—	$604,850
Cost of natural gas and natural gas liquids	—	370,120	—	—	370,120
Operations and maintenance	—	58,636	—	—	58,636
Taxes other than income	2	8,959	—	—	8,961
General and administrative	7,035	29,456	—	—	36,491
Depreciation, depletion, and impairment	126	88,986	—	—	89,112
Income (loss) from operations	13,431	28,099	—	—	41,530
Interest expense, net	(10,994)	—	—	—	(10,994)
Other non-operating income	6,163	1,961	6	(7,847)	283
Other non-operating expense	(11,748)	(24,512)	—	7,847	(28,413)
Loss before income taxes	(3,148)	5,548	6	—	2,406
Income tax provision (benefit)	517	(1,457)	—	—	(940)
Equity in earnings of subsidiaries	50,552	—	—	(50,552)	—
Income from continuing operations	46,887	7,005	6	(50,552)	3,346
Discontinued operations	—	43,541	—	—	43,541
Net income	$46,887	$50,546	$6	$(50,552)	$46,887

Unaudited Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Total revenues	$(24,423)	$472,688	$—	$—	$448,265
Cost of natural gas and natural gas liquids	—	358,802	—	—	358,802
Operations and maintenance	—	54,624	—	—	54,624
Taxes other than income	—	7,818	—	—	7,818
General and administrative	559	34,240	—	—	34,799
Other	—	(3,552)	—	—	(3,552)
Depreciation, depletion, and impairment	—	81,698	—	—	81,698
Income (loss) from operations	(24,982)	(60,942)	—	—	(85,924)
Interest expense, net	(17,282)	—	—	—	(17,282)
Other non-operating income	8,230	8,928	85	(6,493)	10,750
Other non-operating expense	(7,024)	(13,939)	—	6,493	(14,470)
Loss before income taxes	(41,058)	(65,953)	85	—	(106,926)
Income tax provision (benefit)	716	810	—	—	1,526
Equity in earnings of subsidiaries	(60,829)	—	—	60,829	—
Loss from continuing operations	(102,603)	(66,763)	85	60,829	(108,452)
Discontinued operations	—	5,849	—	—	5,849
Net loss	$(102,603)	$(60,914)	$85	$60,829	$(102,603)

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2010
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Net cash flows provided by (used in) operating activities	$36,746	$42,145	$54	$—	$78,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(837)	(41,962)	—	—	(42,799)
Acquisitions, net of cash acquired	—	(4,139)	—	—	(4,139)
Purchase of intangible assets	—	(1,930)	—	—	(1,930)
Investment in partnerships	—	—	—	—	—
Proceeds from sale of asset	171,686	—	—	—	171,686
Net cash flows (used in) provided by investing activities	170,849	(48,031)	—	—	122,818
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	37,000	—	—	—	37,000
Repayment of long-term debt	(276,000)	—	—	—	(276,000)
Proceeds from derivative contracts	—	1,001	—	—	1,001
Proceeds from Rights Offering	53,893	—	—	—	53,893
Deferred transaction fees	(3,015)	—	—	—	(3,015)
Repurchase of common units	(724)	—	—	—	(724)
Exercise of Warrants	1,708	—	—	—	1,708
Distributions to members and affiliates	(5,102)	—	—	—	(5,102)
Net cash flows (used in) provided by financing activities	(192,240)	1,001	—	—	(191,239)
Net cash flows provided by discontinued operations	—	6,792	—	—	6,792
Net increase in cash and cash equivalents	15,355	1,907	54	—	17,316
Cash and cash equivalents at beginning of year	4,922	(2,179)	(11)	—	2,732
Cash and cash equivalents at end of year	$20,277	$(272)	$43	$—	$20,048

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2009
($ in thousands)	Parent Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
Net cash flows (used in) provided by operating activities	$40,548	$21,280	$—	$—	$61,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9)	(29,418)	—	—	(29,427)
Purchase of intangible assets	—	(1,219)	—	—	(1,219)
Investment in partnerships	—	—	—	—	—
Proceeds from sale of asset	—	476	—	—	476
Net cash flows used in investing activities	(9)	(30,161)	—	—	(30,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	131,000	—	—	—	131,000
Repayment of long-term debt	(156,000)	—	—	—	(156,000)
Proceeds from derivative contracts	—	8,330	—	—	8,330
Repurchase of common units	(30)	—	—	—	(30)
Distributions to members and affiliates	(34,244)	—	—	—	(34,244)
Net cash flows provided by (used in) financing activities	(59,274)	8,330	—	—	(50,944)
Net cash flows provided by discontinued operations	—	10,538	—	—	10,538
Net (decrease) increase in cash and cash equivalents	(18,735)	9,987	—	—	(8,748)
Cash and cash equivalents at beginning of year	29,272	(11,356)	—	—	17,916
Cash and cash equivalents at end of year	$10,537	$(1,369)	$—	$—	$9,168

NOTE 19.  SUBSEQUENT EVENTS
On October 4, 2010, the Partnership announced it had executed a purchase and sale agreement to acquire certain natural gas gathering systems and related facilities located primarily in Wheeler and Hemphill Counties in the Texas Panhandle from Centerpoint Energy Field Services, Inc. The closing purchase price for the assets was $27.0 million, subject to customary post-closing adjustments. The transaction closed on October 19, 2010.
The assets acquired include over 200 miles of gathering pipeline and related compression and dehydration facilities, together with gas gathering contracts, rights of way and other intangible assets. The assets are located in the core of the highly active and prolific Granite Wash play and are highly complementary to Eagle Rock's existing East Panhandle system.
The accounting for the acquisition was incomplete at the time the Partnership issued the consolidated financial statements. Accordingly, it is impracticable for the Partnership to allocate the purchase price, at this time, among the fair value of assets acquired.

On October 19, 2010, the Partnership announced that the borrowing base under its revolving credit facility, which relates to its Upstream Business, was set at $140 million from $130 million by its commercial lenders as part of the Partnership's regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base was effective October 1, 2010, with no additional fees or increase in interest rate spread incurred.

On October 19, 2010, the Partnership announced that the recently-installed Phoenix processing plant in the Texas Panhandle commenced commercial operations.

On October 27, 2010, the Partnership granted 933,000 restricted units under its LTIP. Although the units will be outstanding as of the record date of the Partnership's third quarter 2010 distribution, these units are not eligible for the third quarter distribution but will be eligible for future distributions, beginning with the Partnership's fourth quarter 2010 distribution to be paid in February 2011.

In October, the Partnership was notified by the third-party operator that the Eustace processing facility, which processes all of the natural gas production for the Partnership's Upstream properties in East Texas and which was shut down in August 2010 due to damage to its sulfur recovery unit, would not restart until late December 2010.

At a hearing on October 28, 2010, the Court of Chancery of the State of Delaware approved the proposed settlement and entered a Final Order and Judgment with regard to the lawsuit filed on February 9, 2010 that alleged certain allegations and claims with respect to the Recapitalization and Related Transactions. In the absence of any appeals, the order approving the settlement will become final on November 29, 2010.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the Consolidated Financial Statements, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. For a description of oil and natural gas terms, see our annual report.

OVERVIEW

We are a domestically-focused, growth-oriented publicly traded Delaware limited partnership engaged in the following two businesses:

•
Midstream Business—gathering, compressing, treating, processing and transporting of natural gas; fractionating and transporting of natural gas liquids (“NGLs”); and the marketing of natural gas, condensate and NGLs;

•	Upstream Business—acquiring, developing and producing hydrocarbons in oil and natural gas properties.

We report on our businesses in six accounting segments.

We conduct, evaluate and report on our Midstream Business within four distinct segments-the Texas Panhandle Segment, the East Texas/Louisiana Segment, the South Texas Segment and the Gulf of Mexico Segment. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas/Louisiana Segment consists of gathering and processing assets in East Texas, Central Texas and Northern Louisiana. Our South Texas Segment consists of gathering systems and related compression and processing facilities in South Texas and West Texas.   Our Gulf of Mexico Segment consists of gathering and processing assets in Southern Louisiana, the Gulf of Mexico and Galveston Bay, Texas.  During the three and nine months ended September 30, 2010, our Midstream Business generated operating income from continuing operations of $8.9 million and $34.6 million, respectively, compared to operating income from continuing operations of $8.3 million and $5.6 million during the three and nine months ended September 30, 2009, respectively.

We conduct, evaluate and report on our Upstream Business as one segment. Our Upstream Segment includes operated and non-operated wells in Alabama, Texas, Mississippi and Louisiana as well as two treating facilities, one natural gas processing plant and related gathering systems that are inextricably intertwined with ownership and operation of the wells in Alabama.   During the three and nine months ended September 30, 2010, our Upstream Business generated operating income of $5.6 million and $16.9 million, respectively, compared to operating income of $4.2 million and $1.1 million, respectively, during the three and nine months ended September 30, 2009.  Of important note, sales of sulfur generated revenue of $1.5 million and $4.7 million, respectively, during the three and nine months ended September 30, 2010, compared to disposal costs of sulfur, in excess of the revenue, of $0.3 million and $1.5 million, respectively, during the three and nine months ended September 30, 2009.

The final segment that we report on is our Corporate Segment, in which we account for our commodity derivative/hedging activity and our corporate-level general and administrative expenses.  During the three and nine months ended September 30, 2010, our Corporate Segment generated operating losses of $29.7 million and $9.9 million, respectively, compared to operating losses of $19.6 million and $92.7 million during the three and nine months ended September 30, 2009, respectively.  Within these numbers were losses, realized and unrealized, on commodity derivatives of $18.6 million and gains of $27.8 million during the three and nine months ended September 30, 2010, respectively, compared to losses, realized and unrealized, on commodity derivatives of $8.8 million and $57.1 million during the three and nine months ended September 30, 2009, respectively.

We are managed by our general partner who is managed by its general partner (both of which we, either directly or indirectly, own effective as of July 30, 2010, collectively the  “general partner”). The general partner is managed by the nine members of its board of directors (the “Board of Directors”), of whom three are appointed by Natural Gas Partners, one is our Chief Executive Officer, and the other five are elected by our unitholders for staggered three year terms.  For more information regarding our Board of Directors or our ownership of our general partner and its general partner, see “Recent Transactions” below.

Impairment

In connection with the preparation of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2010, we recorded $3.1 million in impairment charges within our Midstream Segment due to the loss of a significant gathering contract in our South Texas Segment.  In addition, for the three and nine months ended September 30, 2010, we recorded $3.4 million in impairment charges for certain undrilled wells within our Upstream Segment's unproved properties because we determined it would not be economical to develop these unproved locations. For the nine months ended September 30, 2009, we recorded $0.2 million in impairment charges for certain fields within our proved properties within our Upstream Segment.  These impairment charges were necessary due to the continued decline in natural gas prices during the period.

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

Acquisitions

Historically, we have grown through acquisitions.  On September 30, 2010, we acquired certain additional interests in the Big Escambia Creek, Flomaton and Fanny Church fields in South Alabama from Indigo Minerals, LLC for $4.1 million, subject to customary purchase price adjustments. These interests are in wells in which we currently own a significant interest and are nearly 100% operated by us.

Going forward, we will continue to assess acquisition opportunities, regardless of whether such opportunity is in the midstream or upstream business, for their potential accretive value. Our ability to complete acquisitions will depend on our ability to finance the acquisitions, either through the issuance of additional debt or equity securities, or the incurrence of additional debt under our revolving credit facility, on terms acceptable to us.  See further discussion under “Liquidity and Capital Resources."

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

On October 19, 2010, we announced that the borrowing base under our revolving credit facility, which relates to our Upstream Business, was set at $140 million from $130 million by our commercial lenders as part of our regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base was effective October 1, 2010, with no additional fees or increase in interest rate spread incurred.

Recapitalization and Related Transactions

On December 21, 2009, we announced that we, through certain of our affiliates, had entered into definitive agreements with affiliates of Natural Gas Partners ("NGP" and collectively with such affiliates, the “NGP Parties”) and Black Stone Minerals Company, L.P. to improve our liquidity and simplify our capital structure.  The definitive agreements include:  (i) a Securities Purchase and Global Transaction Agreement, entered into between us and the NGP Parties, including our general partner entities controlled by NGP, and (ii) a Purchase and Sale Agreement (the “Minerals Business Sale Agreement”), entered into between us and Black Stone for the sale of our Minerals Business.  The Securities Purchase and Global Transaction Agreement was amended and restated on January 12, 2010 to allow for greater flexibility in the payment of the contemplated transaction fee to Eagle Rock Holdings, L.P. ("Holdings"), which is controlled by NGP (we refer to the amended Securities Purchase and Global Transaction Agreement throughout this document as the “Global Transaction Agreement”).

We filed a copy of the Minerals Business Sale Agreement, and the Global Transaction Agreement and related ancillary agreements, on Form 8-K with the SEC on December 21, 2009 and January 12, 2010, respectively.

On May 21, 2010, a majority of our unitholders who are not affiliated with our general partner approved, among other things, the Global Transaction Agreement, which contemplated a series of transactions that seek to simplify and recapitalize the Partnership, including:

•the simplification of our capital structure through the contribution, and resulting cancellation, of our incentive distribution rights and 20,691,495 subordinated units held by Holdings, which occurred on May 24, 2010;

•the sale of all of our fee mineral and royalty interests as well as our equity investment in Ivory Working Interests, L.P. (collectively, the “Minerals Business”) to Black Stone Minerals Company, L.P., which was completed on May 24, 2010 and for which we received net proceeds of $171.6 million. We retained approximately $2.9 million of cash received from net revenues received from the Minerals Business after the effective date of the sale, making our total proceeds from the Minerals Business $174.5 since January 1, 2010;

•a rights offering, which was launched on June 1, 2010 and expired on June 30, 2010, and for which we received gross proceeds of $53.9 million and issued 21,557,164 common units and warrants;

•the GP Acquisition Option, exercisable by the issuance of 1,000,000 newly-issued common units to Holdings, to capture the value of the controlling interest in us through (a) acquiring our general partner entities from Holdings and immediately thereafter eliminating our 844,551 outstanding general partner units and (b) reconstituting our Board to allow our common unitholders not affiliated with NGP to elect the majority of our directors.  On July 27, 2010, notice was given to Holdings of our intention to exercise the GP Acquisition Option, and we closed the transaction on July 30, 2010. In connection with the completion of the GP Acquisition Option, our board of directors was expanded to include two additional independent directors who were appointed by the conflicts committee on July 30, 2010; and

•the obligation of NGP, at the sole discretion of our conflicts committee, to purchase up to $41.6 million, at a price of $3.10 per unit, of an Eagle Rock Energy equity offering.  Our conflicts committee determined that it was not in our best interests to either initiate marketing of an equity offering or require NGP to purchase equity at the $3.10 per unit price, and the obligation expired on September 21, 2010.

For more information about the amendments and agreements associated with the Recapitalization and Related Transactions, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2010.

Credit Facility Amendment

On March 8, 2010, we entered into the Second Amendment (the “Credit Facility Amendment”) to our credit agreement, dated as of December 13, 2007, with Wachovia Bank, N.A., Bank of America, N.A., HSH NordBank AG, New York Branch, The Royal Bank of Scotland, PLC, BNP Paribas and the other lenders party thereto.  In connection with our unitholders' approval of the Global Transaction Agreement and related matters, the Credit Facility Amendment became effective.

The Credit Facility Amendment modified the definition of “Change in Control” in such a way that our exercise of the GP Acquisition Option did not trigger a “Change in Control” event and potential default; see “General Partner Acquisition Option.”  In addition to modifying the definition of “Change in Control,” the Credit Facility Amendment also:

•
reduced the maximum permitted Senior Secured Leverage Ratio (as such term is defined in our credit agreement) from 4.25 to 1.0 under the current credit agreement to 3.75 to 1.0 (and from 4.75 to 1.0 to 4.25 to 1.0 for specified periods following certain permitted acquisitions). The Senior Secured Leverage Ratio covenant is only relevant if we have unsecured senior or subordinated notes outstanding;

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

Subsequent Events

On October 4, 2010, we announced we had executed a purchase and sale agreement to acquire certain natural gas gathering systems and related facilities located primarily in Wheeler and Hemphill Counties in the Texas Panhandle from Centerpoint Energy Field Services, Inc. ("Centerpoint assets"). The purchase price for the assets was $27.0 million, subject to customary adjustments. The transaction closed on October 19, 2010.
The assets acquired include over 200 miles of gathering pipeline and related compression and dehydration facilities, together with gas gathering contracts, rights of way and other intangible assets. The assets are located in the core of the highly active and prolific Granite Wash play and are complementary to Eagle Rock's existing East Panhandle system. Benefits to Eagle Rock of this transaction include:

•	Approximately 18.2 MMBtu/d of existing gathered volumes generating mostly fixed fee revenues;

•
The ability to provide processing services to existing and future producers on the acquired system through interconnects into Eagle Rock's East Panhandle system, including the newly-installed, Phoenix Plant in Hemphill County; and

•	The expansion of Eagle Rock's footprint in the Granite Wash play, particularly into the active, liquids-rich portion of the play in Wheeler County.

On October 19, 2010, we announced that the borrowing base under our revolving credit facility, which relates to our Upstream Business, was set at $140 million from $130 million by our commercial lenders as part of our regularly scheduled semi-annual borrowing base redetermination.  The redetermined borrowing base was effective October 1, 2010, with no additional fees or increase in interest rate spread incurred.

On October 19, 2010, we announced that the recently-installed Phoenix processing plant in the Texas Panhandle commenced commercial operations.

On October 27, 2010, we granted 933,000 restricted units under our long-term incentive plan ("LTIP"). Although the units will be outstanding as of the record date for our third quarter 2010 distribution, these units are not eligible for the third quarter distribution but will be eligible for future distributions, beginning with our fourth quarter 2010 distribution to be paid in February 2011.

In October, we were notified by the third-party operator that the Eustace processing facility, which processes all of the natural gas production for our Upstream properties in East Texas and which was shut down in August 2010 due to damage to its sulfur recovery unit, would not restart until late December 2010.

At a hearing on October 28, 2010, the Court of Chancery of the State of Delaware approved the proposed settlement and entered a Final Order and Judgment with regard to the lawsuit filed on February 9, 2010 that made certain allegations and claims with respect to the Recapitalization and Related Transactions. In the absence of any appeals, the order approving the settlement will become final on November 29, 2010.

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

Cautionary Note Regarding Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, include certain “forward-looking” statements. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “continue,” “estimate,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although we believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that these objectives will be reached. In addition, forward-looking statements speak only as of the date on which such statements are made.  Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements because many of the factors which determine these results are subject to uncertainties and risks, difficult to predict, and beyond management's control. We assume no obligation to update any forward-looking statement as of any future date.  For additional discussion of risks, uncertainties and assumptions, see our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 9, 2010, as well as the risks disclosed in Part II, Item 1A below.

RESULTS OF OPERATIONS

Summary of Consolidated Operating Results

Below is a summary table of our consolidated operating results for the three and nine months ended September 30, 2010 and 2009, respectively. Operating results for our individual operating segments are presented in tables in this Item 2.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$165,131	$156,779	$535,425	$468,589
Gathering, compression, processing and treating fees	12,358	11,814	41,732	35,043
Unrealized commodity derivative gains (losses)	(17,044)	(26,002)	37,839	(127,568)
Realized commodity derivative (losses) gains	(1,535)	17,170	(10,031)	70,431
Other revenue	100	50	(115)	1,770
Total revenue	159,010	159,811	604,850	448,265

COSTS AND EXPENSES:
Cost of natural gas and natural gas liquids	111,916	109,945	370,120	358,802
Operations and maintenance	19,037	16,934	58,636	54,624
Taxes other than income	2,613	2,731	8,961	7,818
General and administrative	10,674	10,420	36,491	34,799
Other operating (income) expenses	—	—	—	(3,552)
Impairment	3,432	—	6,562	242
Depreciation, depletion and amortization	26,474	26,932	82,550	81,456
Total costs and expenses	174,146	166,962	563,320	534,189
OPERATING (LOSS) INCOME	(15,136)	(7,151)	41,530	(85,924)
OTHER INCOME (EXPENSE):
Interest income	9	10	184	182
Other income	21	540	99	823
Interest expense	(3,016)	(4,315)	(10,994)	(17,282)
Realized interest rate derivative losses	(5,170)	(5,040)	(15,012)	(13,669)
Unrealized interest rate derivative (losses) gains	(3,112)	(5,308)	(12,288)	9,745
Other expense	(293)	(267)	(1,113)	(801)
Total other income (expense)	(11,561)	(14,380)	(39,124)	(21,002)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26,697)	(21,531)	2,406	(106,926)
INCOME TAX (BENEFIT) PROVISION	(1,236)	5,802	(940)	1,526
INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,461)	(27,333)	3,346	(108,452)
DISCONTINUED OPERATIONS	224	2,062	43,541	5,849
NET INCOME (LOSS)	$(25,237)	$(25,271)	46,887	(102,603)

ADJUSTED EBITDA (a)	$33,210	$47,467	$96,990	$127,423
_____________________________

(a)
See “Non-GAAP Financial Measures” and Reconciliation of 'Adjusted EBITDA' to net cash flows provided by operating activities and net loss within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation to GAAP.

Adjusted EBITDA, for the three and nine months ended September 30, 2010 and 2009, excludes amortization of commodity hedge costs (including costs of hedge reset transactions) of $0.4 million, $3.5 million, $10.6 million and $33.9 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 would have been $32.8 million, $93.5 million, $36.9 million and $93.5 million, respectively.

Midstream Business (Four Segments)

Texas Panhandle Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil and condensate sales	$78,905	$67,468	$250,593	$196,791
Gathering and treating services	2,821	2,795	8,811	8,209
Total revenue	81,726	70,263	259,404	205,000

Cost of natural gas and natural gas liquids	54,783	46,540	176,485	147,894
Operating costs and expenses:
Operations and maintenance	9,155	8,206	25,666	24,407
Depreciation, depletion and amortization	11,702	11,602	34,931	33,660
Total operating costs and expenses	20,857	19,808	60,597	58,067
Operating income (loss)	$6,086	$3,915	$22,322	$(961)

Capital expenditures	$12,636	$1,332	$23,405	$5,042
Realized average prices:
Oil and condensate (per Bbl)	$60.82	$65.13	$64.81	$57.79
Natural gas (per MMbtu)	$3.45	$2.78	$3.98	$2.98
NGLs (per Bbl)	$40.38	$33.55	$44.99	$29.33
Production volumes:
Gathering volumes (Mcf/d) (a)	123,541	134,690	128,201	140,725
NGLs (net equity gallons) (b)	8,342,850	12,170,309	27,755,253	34,620,772
Condensate (net equity gallons) (b)	12,734,275	9,938,819	32,766,204	25,944,824
Natural gas short position (MMbtu/d) (a)	(4,776)	(4,685)	(5,405)	(5,524)
__________________________

(a)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.
(b)
Installation of additional measurement facilities in January 2010 has improved the measurement of NGLs and condensate volumes, resulting in increased equity condensate volumes and a corresponding decrease in equity NGL volumes.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three and nine months ended September 30, 2010, revenues minus cost of natural gas and NGLs for our Texas Panhandle Segment operations totaled $26.9 million and $82.9 million, respectively, compared to $23.7 million and $57.1 million, respectively, for the three and nine months ended September 30, 2009.  The increase is primarily driven by the higher NGL, natural gas and oil and condensate pricing as compared to pricing in 2009, with the exception of oil and condensate pricing in the three months ended September 30, 2010 versus the three months ended September 30, 2009.  The increase for the nine months ended September 30, 2010 was partially offset by inclement weather during the first quarter of 2010, which management estimates negatively impacted operating income in the Texas Panhandle Segment by approximately $1.0 million. As footnoted above, additional measurement facilities installed in January 2010 have resulted in improved measurement of NGLs and condensate volumes, which in turn resulted in increased equity condensate volumes and a corresponding decrease in equity NGL volumes versus the prior three and nine month periods ending September 30, 2009.

Our Texas Panhandle Segment lies within ten counties in Texas and consists of our East Panhandle System and our West Panhandle System. The limited drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on this system. While our contract mix in the West Panhandle System provides us with a higher equity share of the production, the overall decline will continue, and we expect to recover smaller equity production in the future on the West Panhandle System.

The lower gathering volumes during the three and nine months ended September 30, 2010 compared to the same periods in the prior year were due in part to natural declines in the underlying existing wells in the West Panhandle. In the East Panhandle, volumes were lower primarily due to certain wells that came back online lower than expected after fracing. In addition, some of our producers experienced delays in contracting well completion services during the three and nine months ended September 30, 2010.

We have extensive gathering and processing facilities in Wheeler, Roberts and Hemphill Counties, Texas and long-term acreage dedications from several large producers. We believe we will benefit from the high level of horizontal drilling activity in the Granite Wash play due to an expected increase in natural gas and condensate production in the East Panhandle System.

We believe the recent acquisition of the Centerpoint assets will provide i) an immediate increase in gathered volumes of approximately 18.2 MMBtu/d; ii) a significant extension of our gathering infrastructure in the area; iii) high and low pressure gathering services to accommodate volumes in the growing Wheeler County area; and iv) a stronger platform from which we will be able to provide our customers the flexibility to direct liquids-rich gas to one or more of our processing facilities.

In February 2010, we announced our intention to deploy an idle high-efficiency cryogenic plant to the Texas Panhandle to increase efficiency and accommodate volume growth from the Granite Wash play. Deployment of the cryogenic plant (the “Phoenix Plant”), in replacement of an aging facility, was completed and the Phoenix Plant began operations in October 2010 with an initial capacity of 50 MMcf/d and the ability to expand to 80 MMcf/d.   In support of this project we are installing a three mile pipeline to interconnect our System 97 gathering system to the new Phoenix Plant providing access to drilling activity in Wheeler County.

Operating Expenses. Operating expenses, including taxes other than income, were $9.2 million and $25.7 million, respectively, for the three and nine months ended September 30, 2010, compared to $8.2 million and $24.4 million, respectively, for the three and nine months ended September 30, 2009.  The $0.9 million and $1.3 million increases for three and nine months ended September 30, 2010 can be primarily attributed to higher maintenance costs.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2010 were $11.7 million and $34.9 million, respectively, compared to $11.6 million and $33.7 million, respectively, for the three and nine months ended September 30, 2009.  The major item impacting the $0.1 million and $1.3 million increases was depreciation expense associated with the capital expenditures placed into service during the period.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2010 were $12.6 million and $23.4 million, respectively, compared to $1.3 million and $5.0 million, respectively, for the three and nine months ended September 30, 2009. The increase in capital expenditures for the three and nine months ended September 30, 2010 was primarily driven by spending related to the Phoenix Plant.

East Texas/Louisiana Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil and condensate sales	$37,352	$46,253	$127,816	$134,949
Gathering and treating services	8,854	7,367	29,532	21,951
Total revenue	46,206	53,620	157,348	156,900

Cost of natural gas and natural gas liquids	33,940	39,665	114,622	121,907
Operating costs and expenses:
Operations and maintenance	4,502	4,727	12,921	13,887
Depreciation, depletion and amortization	4,631	4,458	13,171	13,469
Total operating costs and expenses	9,133	9,185	26,092	27,356
Operating income	$3,133	$4,770	$16,634	$7,637

Capital expenditures	$1,678	$2,094	$7,658	$16,172
Realized average prices:
Oil and condensate (per Bbl)	$79.15	$65.49	$75.91	$59.35
Natural gas (per MMbtu)	$4.56	$3.42	$5.15	$3.74
NGLs (per Bbl)	$31.32	$41.37	$34.48	$30.63
Production volumes:
Gathering volumes (Mcf/d) (a)	205,194	236,561	209,724	257,957
NGLs (net equity gallons)	4,856,237	5,830,042	13,782,167	14,672,928
Condensate (net equity gallons)	397,199	218,552	1,220,938	1,603,175
Natural gas long position (MMbtu/d) (a)	317	2,295	949	2,790
________________________

(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas and Natural Gas Liquids. For the three and nine months ended September 30, 2010, revenues minus cost of natural gas and NGLs for our East Texas/Louisiana Segment totaled $12.3 million and $42.7 million, respectively, compared to $14.0 million and $35.0 million, respectively, for the three and nine months ended September 30, 2009.  During the three and nine months ended September 30, 2010 and 2009, we recorded revenues associated with deficiency payments of $2.2 million, $10.4 million, $0.8 million and $1.1 million, respectively, from certain of our producers due to lower than anticipated volumes.  These amounts are included within gathering and treating services revenue.  Excluding these deficiency payments, revenues minus cost of natural gas and NGLs for the three and nine months ended September 30, 2010 and 2009 would have been $10.0 million, $32.4 million, $13.1 million, and $33.9 million, respectively.  The decrease for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, excluding the impact of the deficiency payments, is primarily due to a decrease in gathering and NGL equity volumes and lower NGL prices, partially offset by higher condensate volumes and higher oil and condensate and natural gas prices.  The increase for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, excluding the impact of the deficiency payments, is primarily due to higher commodity prices and higher NGL equity gallons due to recovery of additional ethane gallons.  During the first two months of 2009, we elected to not recover the ethane component in the natural gas stream in our plants and instead choose to leave the ethane component in the residue gas stream sold at the tailgate of our plants.  We operate in this manner when the value of ethane is worth more in the gas stream than as a separate component.

Our gathering volumes on our ETML system and certain other East Texas/Louisiana systems for the three and nine months ended September 30, 2010 decreased as compared to the three and nine months ended September 30, 2009, due to natural declines in the production of the existing wells and to reduced drilling activity in lean gas formations as a result of the continued depressed natural gas price environment.  Our Brookeland and associated systems have seen a modest rebound in gathered volumes.  This increase has been driven by our producer customers' focus on the liquid-rich gas streams of the Austin

Chalk.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2010 were $4.5 million and $12.9 million, respectively, compared to $4.7 million and $13.9 million, respectively, for the three and nine months ended September 30, 2009. The major items impacting the $0.2 million and $1.0 million decreases in operating expense for the three and nine months ended September 30, 2010, compared to the same period in 2009, was due to overall cost reduction initiatives implemented across the segment in operating expenses.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2010 were $4.6 million and $13.2 million, respectively, compared to $4.5 million and $13.5 million, respectively, for the three and nine months ended September 30, 2009. The major item impacting the $0.2 million increase for the three months ended September 30, 2010, as compared to the the same period in 2009, was depreciation expense associated with the capital expenditures placed into service during the period. The increase for the three months ended September 30, 2010 was offset by the $0.3 million decrease due to the impairment taken in the fourth quarter of 2009 resulting in decreased depreciable bases.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2010 were $1.7 million and $7.7 million, respectively, compared to $2.1 million and $16.2 million for the three and nine months ended September 30, 2009. The increase in capital spending for the three months ended September 30, 2010, can primarily be attributed to spending on the planned expansion of our ETML gas gathering system.  The decrease of $8.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due primarily to our overall lower capital spending on account of the reduced drilling activity of our producer customers.  During the three and nine months ended September 30, 2009, we were finalizing the construction of gathering lines to producers in the Brookeland and Tyler County gathering systems. In April 2010, we announced plans to begin construction on an expansion of our ETML gas gathering system in East Texas to provide multi-market capability for producers in the growing Haynesville and Middle Bossier shale plays in Nacogdoches and San Augustine counties. In August 2010, we announced that we elected not to initiate construction of the pipeline at this time due to the lack of firm volume commitments at fees that provide what we believe are an acceptable rate of return.  We are evaluating alternate uses for the equipment purchased to date. As the shale play continues to move west, we will take advantage of our existing asset base along with life-of-lease dedicated acreage that will benefit from the future drilling.  We remain committed to servicing our customers in this area and will continue to evaluate growth opportunities in the area that meet our rate of return and accretion targets.

South Texas Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil and condensate sales	$18,613	$17,324	$63,915	$73,863
Gathering and treating services	472	1,348	2,570	4,211
Other revenue	—	—	—	3
Total revenue	19,085	18,672	66,485	78,077

Cost of natural gas and natural gas liquids	16,555	16,842	58,517	71,730
Operating costs and expenses:
Operations and maintenance	717	896	2,667	2,946
Impairment	—	—	3,130	—
Depreciation, depletion and amortization	1,281	1,287	3,960	3,995
Total operating costs and expenses	1,998	2,183	9,757	6,941
Operating income (loss) from continuing operations	532	(353)	(1,789)	(594)
Discontinued Operations	35	26	63	266
Operating income (loss)	$567	$(327)	$(1,726)	$(328)

Capital expenditures	$5	$27	$36	$41
Realized average prices:
Oil and condensate (per Bbl)	$67.24	$58.06	$74.56	$45.02
Natural gas (per MMbtu)	$4.45	$3.06	$4.60	$3.66
NGLs (per Bbl)	$40.81	$30.71	$45.09	$28.74
Production volumes:
Gathering volumes (Mcf/d) (a)	49,842	66,680	64,495	85,496
NGLs (net equity gallons)	285,505	252,005	904,474	929,452
Condensate (net equity gallons)	13,942	210,984	1,026,128	1,167,630
Natural gas long position (MMbtu/d) (a)	773	1,784	995	928
___________________________

(a)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas and Natural Gas Liquids. During the three and nine months ended September 30, 2010, the South Texas Segment contributed $2.5 million and $8.0 million, respectively, in revenues minus cost of natural gas and NGLs as compared to $1.8 million and $6.3 million, respectively, for the three and nine months ended September 30, 2009.  The amounts recorded for the three and nine months ended were positively impacted by adjustments that related to prior periods. Our South Texas Segment was negatively impacted by declining gathering volumes, offset by increased commodity prices during the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Our gathered volumes for each of the three and nine months ended September 30, 2010 decreased by 25% as compared to the three and nine months ended September 30, 2009.  This decrease is due to natural declines from existing wells and to the loss of a significant producer during the third quarter of 2010. Equity condensate volumes declined substantially in the three months ended September 30, 2010 due to the decline in gathered volumes and a negative adjustment in the third quarter of 2010 to true-up estimated volumes recorded in the second quarter of 2010.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2010 were $0.7 million and $2.7 million, respectively, compared to $0.9 million and $2.9 million for the three and nine months ended September 30, 2009.  The major item impacting the decrease in operating expenses for the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009 was the overall cost reduction initiatives implemented across the segment.

Impairment. We recorded impairment expense of $3.1 million during the nine months ended September 30, 2010 due to the notification during the second quarter 2010 that a significant gathering contract would be terminated during the third quarter of 2010.  No impairment charges were incurred during the three months ended September 30, 2010 and three and nine months ended September 30, 2009.

Depreciation and Amortization. Depreciation and amortization expense for the three and nine months ended September 30, 2010 was $1.3 million and $4.0 million, respectively, compared to $1.3 million and $4.0 million, respectively, for the three and nine months ended September 30, 2009.

Discontinued Operations.  On April 1, 2009, we sold our producer services line of business, and we have classified the revenues minus the cost of natural gas and NGLs as discontinued operations.  During the three and nine months ended September 30, 2010, this business generated revenues of less than $0.1 million and $0.1 million, respectively, and no cost of natural gas and NGLs.  During the three and nine months ended September 30, 2009, this business generated revenues of less than $0.1 million and $19.2 million, respectively, and cost of natural gas and NGLs of zero and $19.0 million, respectively.  For the three and nine months ended September 30, 2010, less than $0.1 million and $0.1 million, respectively, of revenues minus the cost of natural gas and NGLs have been reported as discontinued operations, as compared to revenues minus the cost of natural gas and NGLs of less than $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2009.

Gulf of Mexico Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Natural gas, natural gas liquids, oil and condensate sales	$7,623	$8,314	$23,302	$20,380
Gathering and treating services	211	304	819	672
Other revenue	—	—	—	1,616
Total revenue	7,834	8,618	24,121	22,668

Cost of natural gas and natural gas liquids	6,638	6,898	20,496	17,271
Operating costs and expenses:
Operations and maintenance	354	310	1,390	1,386
Depreciation, depletion and amortization	1,651	1,480	4,821	4,445
Total operating costs and expenses	2,005	1,790	6,211	5,831
Operating loss	$(809)	$(70)	$(2,586)	$(434)

Capital expenditures	$21	$165	$39	$306
Realized average prices:
NGLs (per Bbl)	$43.52	$37.70	$45.31	$31.79
Production volumes:
Gathering volumes (Mcf/d) (a)	101,473	131,527	100,560	115,591
NGLs (net equity gallons)	1,175,792	1,376,512	3,274,364	4,280,670
_________________________

(a)	Gathering volumes (Mcf/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas and Natural Gas Liquids. During the three and nine months ended September 30, 2010, the Gulf of Mexico Segment contributed $1.2 million and $3.6 million, respectively, in revenues minus cost of natural gas and NGLs compared to $1.7 million and $5.4 million, respectively, during the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2009, we recorded other revenue of approximately $1.6 million from business interruption insurance related to damages caused by Hurricanes Gustav and Ike.  Excluding this other revenue, revenues minus cost of natural gas and NGLs would have been $3.8 million for the nine months ended September 30, 2009.  The decreases, exclusive of the business interruption insurance recovery, can be attributed to a reduction in gathering volumes offset by higher NGL prices during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.  The reduction in volumes is due to natural declines in the underlying existing wells, reduced drilling activity during 2009 and 2010, on account of workovers and new shallow water drilling being generally reduced due to permitting delays, and an adjustment downward in our ownership percentage at the North Terrebonne Plant.  Our ownership percentage in North Terrebonne adjusts up or down annually based upon our volume of gas from committed leases as compared to the total volumes of gas from all plant owners committed leases.

Operating Expenses.  Operating expenses for the three and nine months ended September 30, 2010 were $0.4 million and $1.4 million, respectively, compared to $0.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 2009.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2010 was $1.7 million and $4.8 million, respectively, compared to $1.5 million and $4.4 million, respectively, for the three and nine months ended September 30, 2009.

Capital Expenditures.  Capital expenditures were less than $0.1 million for the both the three and nine month periods ended September 30, 2010, compared to $0.2 million and $0.3 million, respectively for the three and nine months ended September 30, 2009.

Upstream Business (One segment)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:	($ in thousands, except prices and volumes)
Oil and condensate sales (a)	$14,292	$10,817	$37,654	$25,373
Natural gas sales (b)	2,617	2,221	11,982	7,081
Natural gas liquids sales (c)	4,231	4,382	15,485	10,152
Sulfur sales (d)	1,498	—	4,678	—
Other	100	50	(115)	151
Total revenue	22,738	17,470	69,684	42,757

Operating costs and expenses:
Operations and maintenance	6,922	5,178	24,224	18,311
Sulfur disposal costs (e)	—	348	729	1,505
Impairment	3,432	—	3,432	242
Other operating income	—	—	—	(3,552)
Depreciation, depletion and amortization	6,810	7,768	24,433	25,119
Total operating costs and expenses	17,164	13,294	52,818	41,625
Operating income (loss)	$5,574	$4,176	$16,866	$1,132

Capital expenditures	$5,235	$2,780	$17,628	$6,360
Realized average prices: (f)
Oil and condensate (per Bbl)	$60.21	$50.78	$60.98	$40.79
Natural gas (per Mcf)	$4.30	$3.25	$4.54	$3.47
NGLs (per Bbl)	$41.92	$34.67	$45.70	$27.07
Sulfur (per Long ton) (e)	$80.54	$—	$75.38	$—
Production volumes:
Oil and condensate (Bbl)	212,083	213,351	613,315	628,527
Natural gas (Mcf)	778,793	991,827	2,743,883	2,792,316
NGLs (Bbl)	102,967	128,379	355,470	375,215
Total (Mcfe)	2,669,093	3,042,207	8,556,593	8,814,768
Sulfur (per Long ton) (e)	17,622	27,634	69,929	96,063
___________________

(a)	Revenues include a change in the value of product imbalances by $(260) for the nine months ended September 30, 2009.

(b)	Revenues include a change in the value of product imbalances by $(48), $519, $(780), and $(2,377) for the three and nine months ended September 30, 2010 and 2009, respectively.

(c)	Revenues include a change in the value of product imbalances by $(81), $(81), and $28 for the three and nine ended September 30, 2010 and the nine months ended September 30, 2009, respectively.

(d)	Revenues include a change in the value of product imbalances by $27 for both the three and nine months ended September 30, 2010.

(e)
During the nine months ended September 30, 2010, an adjustment was made to decrease sulfur volumes by 5,230 long tons related to a prior period.  This adjustment is excluded from the calculation of realized prices.

(f)
Calculation does not include impact of product imbalances.  In addition, volumes and realized price for the three and nine months ended September 30, 2009 and the three months ended March 31, 2010 have been revised from prior period reported amounts due to a reallocation of historical production results based on more accurate well tests of our Alabama properties.

Revenue. For the three and nine months ended September 30, 2010, the Upstream Segment contributed $22.7 million and $69.7 million of revenue, respectively, compared to $17.5 million and $42.8 million, respectively, for the three and nine months ended September 30, 2009.   The increase in revenue was due to higher realized prices for oil, natural gas, NGLs and sulfur during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  This increase was partially offset by the shut-in of our East Texas production beginning August 11, 2010 (see further discussion of the shut-in below) and the turnaround at our Big Escambia Creek facility during the nine months ended September 30, 2010, as discussed below.

During late April and early May 2010, we completed a scheduled turnaround (i.e., a complete shutdown of the facility to perform certain standard plant repairs and routine inspections of equipment) of our Big Escambia Creek facility in Southern Alabama. During the plant turnaround, all wells in the Big Escambia Creek field were shut-in. The duration of both the plant turnaround and the well shut-in was approximately 12 days.  The negative impact to our production during this period was a loss of approximately 48 MMcf of residue gas, 14 MBbls of oil, 8.7 MBbls of plant liquids and 2,000 long tons of sulfur. The revenue impact of the loss in production was approximately $1.8 million during the nine months ended September 30, 2010.  In addition, during the nine months ended September 30, 2010, we completed a reallocation of historical production results based on more accurate tests for our Big Escambia Creek wells for the period from August 2007 through March 2010.   As a result of this reallocation of historical production, our revenues for the nine months ended September 30, 2010 were negatively impacted by $1.3 million.

In August 2010, we announced that our East Texas oil and natural gas production was temporarily shut-in due to an unscheduled shutdown of the Eustace processing facility owned and operated by a third-party. The shutdown involved replacing all of the tubes in the reaction furnace's waste heat recovery unit and replacing the catalyst in the sulfur recovery unit. The operator originally estimated that the shutdown would take 30 to 45 days to complete. Subsequently, we were informed by the operator that more extensive repairs would be required and that the shutdown would last through mid-November of 2010. Most recently, we were notified by the third-party operator that the Eustace processing facility would not restart until late December 2010. Assuming this latest estimate holds, we expect the shut-in to negatively impact our net revenues by approximately $5.9 million, of which our third quarter was negatively impacted by $2.1 million. We maintain business interruption insurance and are pursuing recovery of the lost net revenue above our 30-day deductible. As of September 30, 2010, we have not accrued any amounts related to our business interruption insurance claim.

During the three months ended September 30, 2010, we determined that for 2010 we would not be subject to the retained revenue interests (see Note 12 for a discussion of the retained revenue interests) in our Flomaton and Fanny Church fields and reversed the existing accrual for same, taking back into revenue $1.3 million that was recorded in prior periods of 2010.

During the three and nine months ended September 30, 2010, sulfur revenue was $1.5 million and $4.7 million, respectively. During the three and nine months ended September 30, 2009, however, sulfur prices were sufficiently low that we experienced costs to dispose of sulfur which exceeded their sales revenues by $0.3 million and $1.5 million, respectively.  In addition, during the nine months ended September 30, 2010, we recorded sulfur disposal costs of $0.7 million to adjust for a shortfall in a prior period accrual of sulfur disposal costs.  Historically, sulfur was viewed as a low value by-product in the production of oil and natural gas.  During the nine months ended September 30, 2010, sulfur began to recover and priced at $90 per long ton on February 10, 2010, $145 per long ton on May 3, 2010, $95 per long ton on August 2, 2010 and $160 per long ton on October 25, 2010 at the Tampa, Florida market. Our net realized price will always be lower than the price set at the Tampa, Florida hub due to transportation and marketing deductions and charges.  These charges vary depending on the distance our product is produced from the Tampa, Florida market.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, totaled $6.9 million and $24.2 million, respectively, during the three and nine months ended September 30, 2010, as compared to $5.2 million and $18.3 million for the three and nine months ended September 30, 2009. The increase in operating expenses for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the reversal in the same period of 2009 of $1.6 million of environmental reserves determined to no longer be necessary and a credit in the same period of 2009 of $0.7 million for overbillings related to a non-operated asset.   The increase in operating expense for the nine months ended September 30, 2010, as compared to the same period in the prior year, can be attributed to two well workovers in our Alabama operations conducted during the first three months of 2010 and to approximately $1.6 million of expenses related to the turnaround at our Big Escambia Creek Facility, as discussed above, during the nine months ended September 30, 2010, as compared to the same period in the prior year.  In addition, during the nine months ended September 30, 2010, we recorded a reversal of $0.6 million of operating costs due to the reallocation of historical production for our Big Escambia Creek wells, as discussed above.   Also, during the nine months ended September 30, 2010, our severance taxes increased due to (i) the increase in revenue from the same periods in the prior year and (ii) additional severance taxes as a result of the reallocation of historical production discussed above.  This increase for the nine months ended September 30, 2010 was offset by a refund of severance taxes from the state of Alabama for overpayment in prior periods.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2010 was $6.8 million and $24.4 million, respectively, as compared to $7.8 million and $25.1 million for the three and nine months ended September 30, 2009, respectively.  The decrease for the three and nine months ended September 30, 2010, as compared to the comparable periods in 2009, is due to decreases in production as a result of our East Texas wells being shut-in, as discussed above.

Impairment. During the three and nine months ended September 30, 2010 we incurred impairment charges of $3.4 million related to certain wells in our unproved properties as we determined it would not be economical to develop these unproved locations.  During the nine months ended September 30, 2009, we incurred impairment charges of $0.2 million related to certain fields within our Upstream Segment of due to the continued decline of natural gas prices during the period. We did not incur any impairment charges during the three months ended September 30, 2009.

Other Operating Income.  No other operating income was recorded during the three and nine months ended September 30, 2010.  Other operating income for the three and nine months ended September 30, 2009 includes income of $3.6 million due to the recovery of $2.2 million of assets previously written off and the release of $1.4 million of liabilities assumed as part of our purchase price allocation for our acquisitions of Escambia Asset Co. LLC and Redman Energy Holdings, L.P.  During the period, we received additional information about collectability of the referenced assets which enabled us to recover on them and we determined that we no longer had any obligation under the referenced liabilities which enabled us to release them.

Capital Expenditures.  Capital expenditures for the three and nine months ended September 30, 2010 were $5.2 million and $17.6 million, respectively, as compared to $2.8 million and $6.4 million, respectively, for the three and nine months ended September 30, 2009.  The increase in capital expenditures is due to drilling activity in our Permian operations, recompletions in the Jourdanton field and the acquisition of compression equipment for the planned turnaround at our Big Escambia Creek facility that was completed during the three months ended June 30, 2010.   We have installed two new compressors that will provide improved reliability and backup for the existing residue gas and plant inlet compression. The new backup compression will be placed in service in November 2010.  During the three and nine months ended September 30, 2010, we drilled and completed two and five wells, respectively.  During the three months ended September 30, 2010 we drilled and plugged a dry hole in our Permian operations. As of September 30, 2010, we were in the process of drilling one additional well in our Big Escambia Creek field.

Corporate Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Unrealized commodity derivative (losses) gains	$(17,044)	$(26,002)	$37,839	$(127,568)
Realized commodity derivative (losses) gains	(1,535)	17,170	(10,031)	70,431
Total revenue	(18,579)	(8,832)	27,808	(57,137)
Operating costs and expenses:
General and administrative	10,674	10,420	36,491	34,799
Depreciation, depletion and amortization	399	337	1,234	768
Total operating costs and expenses	11,073	10,757	37,725	35,567
Operating loss	(29,652)	(19,589)	(9,917)	(92,704)
Other income (expense):
Interest income	9	10	184	182
Other income	21	540	99	823
Interest expense	(3,016)	(4,315)	(10,994)	(17,282)
Realized interest rate derivative losses	(5,170)	(5,040)	(15,012)	(13,669)
Unrealized interest rate derivative (losses) gains	(3,112)	(5,308)	(12,288)	9,745
Other expense	(293)	(267)	(1,113)	(801)
Total other income (expense)	(11,561)	(14,380)	(39,124)	(21,002)
Loss from continuing operations before taxes	(41,213)	(33,969)	(49,041)	(113,706)
Income tax provision (benefit)	(1,236)	5,802	(940)	1,526
Loss from continuing operations	(39,977)	(39,771)	(48,101)	(115,232)
Discontinued Operations, net of tax	189	2,036	43,478	5,583
Operating loss	$(39,788)	$(37,735)	$(4,623)	$(109,649)

Revenues. The volatility inherent in commodity prices generates uncertainty around our cash flows. We attempt to counter this volatility by entering into certain derivative transactions to reduce our exposure to commodity price risk.

Our Corporate Segment’s revenues, which consist solely of our commodity derivatives activity, decreased to a loss of $18.6 million and increased to a gain of $27.8 million for the three and nine months ended September 30, 2010, from losses of $8.8 million and $57.1 million for the three and nine months ended September 30, 2009. Corporate segment revenues are impacted by our commodity hedging activities through (i) the unrealized, non-cash, mark-to-market of our commodity derivatives scheduled to settle in future periods; and (ii) the realized gains or losses on our commodity derivatives settled in the indicated period. Our unrealized commodity gains and losses reflect (i) the change in the mark-to-market value of our derivative position from the beginning of a period to the end and (ii) the amortization of put premiums and other derivative costs.  In general, the change in the mark-to-market value of our derivative position may be due to several factors including the settlement of derivative instruments during the period, the addition of new derivative positions during the period, changes in the forward curves of the underlying commodities from the beginning to the end of the period, changes in interest rates used in the mark to market calculations from the beginning to the end of the period, and the passage of time during the period.

During the three months ended September 30, 2010, we experienced an unrealized loss on our commodity derivative portfolio due to increases in the crude oil and natural gas liquids forward curves, partially offset by a decline in the natural gas forward curve, and during the nine months ended September 30, 2010, we experienced an unrealized gain on our commodity derivative portfolio due to decreases in the crude oil, natural gas and natural gas liquids forward curves.  This compares to the three months ended September 30, 2009 during which we experienced an unrealized loss on our commodity derivative portfolio due to the settlement of derivative instruments during the period and an increase in the forward curve for natural gas liquids, partially offset by a slight decline in the crude oil forward curve, and during the nine months ended September 30, 2010, during which we experienced an unrealized loss on our commodity derivative portfolio due to increases in the crude oil and natural gas liquids forward curves, partially offset by a decline in the natural gas forward curve. Included with our unrealized commodity derivative gains (losses) are the amortization of put premiums and other derivative costs, including the costs of hedge resets, of $0.4 million, $3.5 million, $10.6 million and $33.9 million, respectively, during the three and nine months ended September 30, 2010 and 2009. The unrealized commodity derivative gains (losses), including the amortization of put premiums and other derivative costs, for the three and nine months ended September 30, 2010 and 2009, had no impact on cash activities for those periods and are excluded from our calculation of Adjusted EBITDA.

We recognized realized commodity derivative losses in the three and nine months ended September 30, 2010, as compared to realized commodity derivative gains in the three and nine months ended September 30, 2009, primarily due to lower strike prices on our derivatives that settled in the 2010 periods.

Given the uncertainty surrounding future commodity prices, and the general inability to predict these as they relate to the caps, floors, swaps and strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

General and Administrative Expenses. General and administrative expenses were $10.7 million and $36.5 million for the three and nine months ended September 30, 2010 as compared to $10.4 million and $34.8 million for the three and nine months ended September 30, 2009. Equity-based compensation expense increased by approximately $0.4 million and decreased by $0.4 million during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. This increase during the three months ended September 30, 2010 was the result of the acquisition by the Partnership of its general partner entities which triggered a change of control under certain award agreements under the Partnership's LTIP and accelerated vesting of the 315,607 affected outstanding restricted common units covered under such award agreements.  As a result, the Partnership recognized an additional $2.8 million in equity-based compensation in the third quarter of 2010. In addition, during the three months ended September 30, 2010, we recorded a reduction to compensation expense of $2.2 million as a result of adjusting our forfeiture rate. The decrease during the nine months ended September 30, 2010 was a result of natural run-off (through vesting) of restricted common units granted in prior periods at higher prices and due to the nine months ended September 30, 2010 and 2009 including an allocation of expense of $0.1 million and $0.4 million, respectively, from Holdings on account of Holdings' issuance of incentive interests to certain of our executives. As a result of us exercising the GP Acquisition Option (see Note 9), Holdings ceased being our "parent" under applicable accounting guidance, thus future equity grants by Holdings, if any, to certain of our employees will no longer have an impact on our results of operations. Excluding the impact of equity-based compensation expense, compensation expense increased by $0.9 million and $2.1 million during the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases were primarily the result of increased headcount and increased health insurance costs. These increases were partially offset by a reduction of our allowance for bad debts. Included within our general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are non-capitalizable legal and other professional advisory fees of $0.6 million, $2.1 million, $0.4 million and $0.6 million, respectively, related to the Recapitalization and Related Transactions (See Note 9) and the related lawsuit.

At the present time, we do not allocate our general and administrative expenses to our operational segments; the Corporate Segment bears the entire amount.

Total Other Income (Expense). Total other income (expense) includes both realized and unrealized gains and losses from our interest rate swaps. We incurred expense of $11.6 million and $39.1 million, respectively, for the three and nine months ended September 30, 2010, as compared to expense of $14.4 million and $21.0 million, respectively, for the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2010, we incurred realized losses from our interest rate swaps of $5.2 million and $15.0 million, respectively, as compared to realized losses of $5.0 million and $13.7 million during the three and nine months ended September 30, 2009. We also incurred unrealized mark-to-market losses during the three and nine months ended September 30, 2010 of $3.1 million and $12.3 million, respectively, as compared to unrealized mark-to-market losses of $5.3 million and gains of $9.7 million, respectively, during the three and nine months ended September 30, 2009. The unrealized mark-to-market results for the three and nine months ended September 30, 2010 and 2009 had no impact on cash activities for those periods and are excluded from our calculation of Adjusted EBITDA.

Interest expense decreased to $3.0 million and $11.0 million for the three and nine months ended September 30, 2010 as compared to $4.3 million and $17.3 million, respectively, during the three and nine months ended September 30, 2009. Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed rate interest obligations. All of our outstanding debt consists of borrowings under our revolving credit facility, which bears interest primarily based on a LIBOR rate plus the applicable margin. The decrease in interest expense is due to lower LIBOR rates during the three and six months ended September 30, 2010 as compared to the same period in 2009 and lower debt balances as a result of paying down debt over the last eighteen months.

Income Tax Provision (Benefit). Income tax provision for the three and nine months ended September 30, 2010 and

2009 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. (acquiring entity of certain entities acquired in the acquisition of Redman Energy Corporation “Redman Acquisition” in 2007) and Eagle Rock Energy Acquisition Co. II, Inc. (acquiring entity of certain entities acquired in the Stanolind Acquisition) and their wholly-owned corporations, Eagle Rock Upstream Development Company, Inc. (successor entity to certain entities acquired in the Redman Acquisition) and Eagle Rock Upstream Development Company II, Inc. (successor entity to certain entities acquired in the Stanolind Acquisition), which are subject to federal income taxes (the “C Corporations”). During the three and nine months ended September 30, 2010, our tax provision decreased by $7.0 million and $2.5 million as compared to the same periods in the prior year. These decreases were the result of 2010 income projected for the C Corporations resulting from utilization of our remaining net operating loss carryforwards during the year ended December 31, 2009.

Discontinued Operations. On May 24, 2010, we completed the sale of all of our fee mineral and royalty interests as well as our equity investment in Ivory Working Interests, L.P. (collectively, the “Minerals Business”), for which we received net proceeds of approximately $171.6 in cash after purchase price adjustments made to reflect an effective date of January 1, 2010 for the sale, as established in the agreement governing the sale. We retained approximately $2.9 million of cash from net revenues received from the Minerals Business after the effective date. We recorded a gain of $37.7 million on the sale, which is recorded as part of discontinued operations for the nine months ended September 30, 2010. Further upward or downward adjustments to the purchase price may occur post-closing to reflect customary true-ups. During the three months ended September 30, 2010, we received payments of $0.2 million related to pre-effective date operations and have recorded this amount as part of discontinued operations for the period. For the nine months ended September 30, 2010, we generated revenues of $8.9 million and income from operations of $5.6 million. For the three and nine months ended September 30, 2009, we generated revenues of $4.1 million and $10.8 million, respectively, and income (loss) from operations of $1.9 million and $4.7 million, respectively. During the three and nine months ended September 30, 2010 and 2009, the Partnership incurred state tax expense on discontinued operations of less than $0.1 million, $0.4 million, less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2010 and 2009, we recorded a gain (loss) to discontinued operations, excluding the gain recognized by us on the sale of the Minerals Business, of $0.2 million, $5.8 million, $2.0 million and $5.6 million, respectively.

Adjusted EBITDA

Adjusted EBITDA, as defined under “Non-GAAP Financial Measures,” decreased by $14.3 million and $30.4 million from $47.5 million and $127.4 million, respectively for the three and nine months ended September 30, 2009 to $33.2 million and $97.0 million, respectively, for the three and nine months ended September 30, 2010.

As described above, for the three and nine months ended September 30, 2010, revenues minus cost of natural gas and NGLs for the Midstream Business (including the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico Segments) increased by $1.7 million and $33.4 million, respectively, as compared to the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2010, revenues for our Upstream Segment increased by $4.6 million and $23.9 million, respectively, as compared to the same periods in the prior year.  Our Corporate Segment's realized commodity derivatives gain (loss) position for the three and nine months ended September 30, 2010 changed to the negative (from a gain to a loss) by $18.7 million and $80.5 million, respectively, as compared to the three and nine months ended September 30, 2009.   The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives, which includes the amortization of put premiums and other derivative costs, and the non-cash mark-to-market Upstream Segment imbalances, none of which are included in the calculation of Adjusted EBITDA.

Operating expenses (including taxes other than income) for the three and nine months ended September 30, 2010 decreased by $0.6 million and less than $0.1 million, respectively, for our Midstream Business, while operating expenses for our Upstream Segment increased by $1.4 million and $5.1 million, as compared to the three and nine months ended September 30, 2009 for the reason discussed in those preceding sections.

General and administrative expense, captured in the Corporate Segment, decreased by $0.1 million and increased by$2.1 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year.  These amounts are adjusted to exclude non-cash compensation charges related to our LTIP program and other operating expenses.

As a result, revenues (excluding the impact of unrealized commodity derivative activity and the non-cash mark-to-market of Upstream product imbalances) minus cost of natural gas and NGLs decreased by $12.4 million and $23.2 million, respectively, operating expenses increased by $2.0 million and $5.2 million, respectively, and general and administrative expenses decreased by $0.1 million and increased by $2.1 million, respectively, resulting in the decrease to Adjusted EBITDA for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.

Adjusted EBITDA, for the three and nine months ended September 30, 2010 and 2009, excludes amortization of commodity hedge costs (including costs of hedge reset transactions) of $0.4 million, $3.5 million, $10.6 million and $33.9 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 would have been $32.8 million, $93.5 million, $36.9 million and $93.5 million, respectively.

For a discussion of Adjusted EBITDA and reconciliation to GAAP, see “Non-GAAP Financial Measures” at the end of this item.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, equity investments by our existing owners, equity investments by other institutional investors and borrowings under our existing revolving credit facility. We believe that the cash generated from these sources, in addition to the potential to access equity and / or debt in the capital markets, will continue to be sufficient to meet our expected quarterly cash distributions and our requirements for short-term working capital and long-term capital expenditures.

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

In response to, in part, a lack of liquidity due to our high leverage levels and restricted access to the capital markets during 2009, our Board determined to reduce the quarterly distribution (and sustain such reduced quarterly distribution through the distributions for this quarter).  The decision was made to establish cash reserves (as against available cash) for the proper conduct of our business and to enhance our ability to remain in compliance with financial covenants under our revolving credit facility.  The cash not distributed has been used to reduce our outstanding debt under our revolving credit facility, continue to execute our hedge strategy, maintain future cash flows and fund growth and/or maintenance capital expenditures.

Our goal is to reduce our ratio of outstanding debt to Adjusted EBITDA, or “leverage ratio,” both on a total Partnership basis and with respect to the definition of Total Leverage Ratio under our revolving credit facility which is based on the outstanding borrowings allocated to, and the Adjusted EBITDA generated by, our Midstream Business, to approximately 3.0 to 3.5 on a sustained basis. We believe this leverage ratio range to be appropriate for our business and more in-line with historical midstream industry standards.  We plan to achieve this goal by, without limitation, reducing outstanding indebtedness and investing in attractive organic growth and acquisition opportunities.  As of September 30, 2010, our Total Leverage Ratio was 3.5. During the nine months ended September 30, 2010, we reduced our outstanding debt under the revolving credit facility by $239.0 million to $515.4 million and since March 31, 2009, we reduced our outstanding indebtedness under the revolving credit facility by $322.0 million. Effective as of October 1, 2010, $140 million of our outstanding debt is allocated to our Upstream Business.

Given this improvement in our liquidity, management has announced its intention to (i) recommend to the Board an increase in the quarterly distribution to an annualized rate of $0.60 per unit beginning with respect to the fourth quarter of 2010 (payable in February 2011) and (ii) given its current outlook, recommend to the Board further quarterly increases in the distribution throughout 2011, with the expectation and objective of reaching an annualized distribution rate of $0.75 per unit beginning with respect to the fourth quarter of 2011 (payable in February 2012). Actual future increases in the distribution level, if any, will be driven by market conditions, future commodity prices, our leverage levels, the performance of our underlying assets and our ability to consummate accretive growth projects or acquisitions. Management's distribution recommendation is subject to change should factors affecting the general business climate or our specific operations differ from current expectations. All actual distributions paid will be determined and declared at the discretion of the Board.

For a detailed description of our revolving credit facility, see the description under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Covenants included in our annual report on Form 10-K for the year ended December 31, 2009 and below under “Revolving Credit Facility and Debt Covenants” and under Item 1.01 in our current report on Form 8-K filed with the SEC on March 9, 2010.

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

On July 28, 2010, we declared our second quarter 2010 cash distribution of $0.025 per unit to our common unitholders of record as of the close of business on August 9, 2010.  This distribution was paid on August 13, 2010. Our general partner units were cancelled on July 30, 2010.

On October 27, 2010, we declared our third quarter 2010 cash distribution of $0.025 per unit to our common unitholders of record as of the close of business on November 8, 2010, except for the restricted units granted on October 27, 2010 (see further discussion within "Overview - Subsequent Events").  This distribution will be paid on November 12, 2010.

Working Capital. Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. As of September 30, 2010, working capital was a negative $34.0 million as compared to a negative $59.9 million as of December 31, 2009, excluding assets and liabilities held for sale.

The net decrease in working capital of $25.9 million from December 31, 2009 to September 30, 2010, resulted primarily from the following factors:

•	cash balances and marketable securities increased overall by $17.3 million primarily due to cash retained in anticipation of funding the Midstream acquisition that closed on October 19, 2010;

•	trade accounts receivable decreased by $21.4 million primarily from the impact of slightly lower revenues, increased collection efforts and realized settlement losses on our commodity derivatives;

•
risk management net working capital balance increased by a net $23.9 million as a result of changes in current portion of mark-to-market unrealized positions, the adjustment of the strike price of certain derivative instrument (see Hedging Strategy) and the amortization of put premiums and other derivative costs;

•	accounts payable decreased by $7.3 million primarily as a result of activities and timing of payments, including capital expenditures; and

•
accrued liabilities increased by $1.3 million primarily reflecting payment of employee benefit accruals, lower interest payments and the timing of payment of unbilled expenditures related primarily to capital expenditures.

Cash Flows for the Nine months ended September 30, 2010 Compared to the Nine months ended September 30, 2009

Cash Flow from Operating Activities. Cash flows from operating activities increased $17.1 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of higher commodity prices across our two businesses.  These higher commodity prices resulted in higher cash flows from the sale of our equity crude oil, natural gas and NGLs volumes and higher cash flows from the sale of sulfur.  Higher commodity prices also resulted in us realizing net settlement losses on our commodity derivatives during the nine months ended September 30, 2010, of which $1.0 million of cash received was reclassified to cash from financing activities, compared to $8.3 million of cash received being reclassified during the nine months ended September 30, 2009. In addition, our cash flows from operations for the nine months ended September 30, 2010 includes a payment of $5.9 million to adjust the strike price on an existing derivative contract, as discussed within "Hedging Strategy" below, compared to a payment of $13.9 million to reset certain derivative contracts included within cash flows from operating activities for the nine months ended September 30, 2009.

Cash Flows from Investing Activities. Cash flows provided by investing activities for the nine months ended September 30, 2010 were $122.8 million, as compared to cash flows used in investing activities of $30.2 million for the nine months ended September 30, 2009, primarily due to the sale of our Minerals Business during the nine months ended September 30, 2010.  In addition, the increase was also impacted by slightly lower cash outlays for capital expenditures and intangible assets during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Cash Flows from Financing Activities. Cash flows used in financing activities during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, increased by $140.3 million. Key differences between periods include net repayments to our revolving credit facility of $239.0 million during the nine months ended September 30, 2010 as compared to net repayments of $25.0 million from our revolving credit facility during the nine months ended September 30, 2009.  We used the proceeds received from the sale of our Minerals Business to pay down borrowings outstanding under our revolving credit facility.  Cash outflows decreased to $5.1 million during the nine months ended September 30, 2010 as compared to $34.2 million during the nine months ended September 30, 2009 as a result of reducing our quarterly distribution to $0.025 for the payments made in the first, second and third quarters of 2010 (for the fourth quarter of 2009 and first two quarters of 2010) from $0.41 paid in the first quarter of 2009 (for the fourth quarter of 2008), coupled with $0.025 paid in the second and third quarters of 2009 (for the first and second quarters of 2009).

Hedging Strategy

We use a variety of hedging instruments to accomplish our risk management objectives.  At times our hedging strategy may involve entering into hedges with strike prices above current futures prices or resetting existing hedges to higher price levels to meet our cash flow requirements, stay in compliance with our revolving credit facility covenants and continue to execute on our distribution objectives.  In addition, we may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges or otherwise.  Hedge transactions such as these impact our liquidity in that we are required to pay the present value of the difference between the hedged price and the current futures price.  These transactions also increase our exposure to the counterparties through which we execute the hedges.  As part of this strategy, on July 23, 2010, we enhanced our commodity derivative portfolio by adjusting the strike price of certain hedges to the forward market prices as of the date the hedges were executed.  Specifically, we paid $5.9 million to adjust the strike price from $53.55 to $79.80 per barrel on existing NYMEX WTI crude oil swaps of 45,000 barrels per month for the five months ended December 31, 2010.

Revolving Credit Facility and Debt Covenants

Our revolving credit facility is comprised of 19 banks with aggregate commitments of $880 million. As of September 30, 2010, unused capacity available to us under our credit agreement, based on outstanding debt and total commitments as of that date, was approximately $365 million (before taking into account covenant-based capacity limitations and the approximately $9.1 million of unfunded commitments from Lehman Brothers that is no longer available after Lehman Brothers' bankruptcy filing), on which we pay a commitment fee of 0.3% annually.  Historically, our available capacity has been further limited by compliance with the financial covenants in the credit agreement. The credit agreement is scheduled to mature on December 13, 2012.

Our revolving credit facility accommodates, through the use of a borrowing base for our Upstream Business and traditional cash-flow based covenants for our Midstream Business, the allocation of indebtedness to either our Upstream Business (to be measured against the borrowing base) or to our Midstream Business (to be measured against cash-flow based covenants).  Effective April 1, 2010, our borrowing base was redetermined from $135 million to $130 million. At September 30, 2010, we were in compliance with our covenants under the revolving credit facility. Our interest coverage ratio, as defined in the credit agreement (i.e., Consolidated EBITDA divided by Consolidated Interest Expense), was 4.3 as compared to a minimum interest coverage covenant of 2.5, and our leverage ratio, as defined in the credit agreement (i.e., Total Funded Indebtedness divided by Adjusted Consolidated EBITDA), was 3.5 as compared to a maximum leverage ratio of 5.0.

Capital Requirements

Our expectation for capital expenditures in 2010 is approximately $65.2 million, excluding acquisitions.  Our 2010 capital budget has been revised upward from amounts previously reported primarily due to new well connects and capital expenditures at our Cargray plant related to additional compression and condensate stabilizer equipment.  Our capital expenditures were approximately $19.9 million and $50.0 million for the three and nine months ended September 30, 2010.  We anticipate a higher level of capital expenditures in our Upstream segment during 2010 than in 2009 due to increased drilling in our Permian area and the scheduled turnaround at our Big Escambia Creek facility.

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

Since our inception in 2002, we have made substantial growth capital expenditures. We anticipate that we will continue to make organic growth capital expenditures and acquisitions; however, our actual level of capital expenditures will depend on the number of attractive organic growth or acquisition opportunities we identify and our access to capital on acceptable terms, among others. We continually review opportunities for both organic growth projects and acquisitions which will enhance our financial performance.

We historically have financed our maintenance capital expenditures (including well-connect costs) with internally generated cash flow and our growth capital expenditures ultimately with draws from our revolving credit facility (although such expenditures were often funded out of internally generated cash flow as an interim step).  We anticipate funding our growth capital expenditures, for the foreseeable future, out of one or more of the following: cash flow generated from operations, withdrawals from our revolving credit facility and, to the extent necessary, the issuance of equity or debt in the capital markets.

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

In June 2009, the FASB issued authoritative guidance which reflects the FASB's response to issues entities have encountered when applying previous guidance.  In addition, this guidance addresses concerns expressed by the SEC, members of the United States Congress, and financial statement users about the accounting and disclosures required in the wake of the subprime mortgage crisis and the deterioration in the global credit markets.  In addition, because this guidance eliminates the exemption from consolidation for qualified special-purpose entities (“QSPEs”) a transferor will need to evaluate all existing QSPEs to determine whether they must be consolidated.   The guidance is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Early adoption of was prohibited.   This guidance was effective for us as of January 1, 2010 and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis.  While the FASB's discussions leading up to the issuance of this guidance focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises, as well as QSPEs that were excluded from previous guidance.  Accordingly, an enterprise will need to carefully reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required.  This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption was prohibited.  This guidance was effective for us as of January 1, 2010 and did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires new disclosures such as: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. We adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by us until January 1, 2011 (see Note 10).

NON-GAAP FINANCIAL MEASURES

We include in this filing Adjusted EBITDA, a non-GAAP financial measure. We provide reconciliations of this non-GAAP financial measure to its most directly comparable financial measures as calculated and presented in accordance with GAAP.

We define Adjusted EBITDA as net income (loss) plus or (minus) income tax provision (benefit); interest-net, including realized interest rate risk management instruments and other expense; depreciation, depletion and amortization expense; impairment expense; other operating expense, non-recurring; other non-cash operating and general and administrative expenses, including non-cash compensation related to our equity-based compensation program; unrealized (gains) losses on commodity and interest rate risk management related instruments; gains (losses) on discontinued operations and other (income) expense.  We use Adjusted EBITDA as a measure of our core profitability to assess the financial performance of our assets.  Adjusted EBITDA is also used as a supplemental financial measure by external users of Eagle Rock's financial statements such as investors, commercial banks and research analysts.  For example, Eagle Rock's lenders under its revolving credit facility use a variant of Eagle Rock's Adjusted EBITDA in a compliance covenant designed to measure the viability of Eagle Rock and its ability to perform under the terms of its revolving credit facility; Eagle Rock, therefore, uses Adjusted EBITDA to measure its compliance with its revolving credit facility.  We believe that investors benefit from having access to the same financial measures that our management team uses in evaluating performance.  Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash, mark-to-market benefit (charge) which represents the change in fair market value of our executed derivative instruments and is independent of our assets' performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements a more accurate picture of our current assets' cash generation ability, independently from that of assets which are no longer a part of our operations. Eagle Rock's Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as Eagle Rock. For example, we include in Adjusted EBITDA the actual settlement revenue created from our commodity hedges by virtue of transactions undertaken by us to reset commodity hedges to prices higher than those reflected in the forward curve at the time of the transaction or to purchase puts or other similar floors despite the fact that we exclude from Adjusted EBITDA any charge for amortization of the cost of such commodity hedge reset transactions or puts.  For a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP (accounting principles generally accepted in the United States), see the table below.

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

Reconciliations of “Adjusted EBITDA” to net cash flows provided by operating activities and net loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash flows provided by operating activities	$34,727	$40,117	$78,945	$61,828
Add (deduct):
Discontinued operations	224	2,062	43,541	5,849
Depreciation, depletion, amortization and impairment	(29,906)	(26,932)	(89,112)	(81,698)
Amortization of debt issuance costs	(242)	(267)	(1,062)	(801)
Risk management portfolio value changes	(14,225)	(31,314)	31,482	(103,927)
Reclassing financing derivative settlements	373	1,556	1,001	8,330
Other	(1,498)	(6,257)	(5,705)	(2,762)
Accounts receivables and other current assets	(13,298)	(10,514)	(22,359)	(41,049)
Accounts payable, due to/from affiliates and accrued liabilities	(1,166)	6,711	9,601	50,406
Other assets and liabilities	(226)	(433)	555	1,221
Net (loss) income	(25,237)	(25,271)	46,887	(102,603)
Add (deduct):
Interest expense, net	8,470	9,612	26,935	31,570
Depreciation, depletion, amortization and impairment	29,906	26,932	89,112	81,698
Income tax (benefit) provision	(1,236)	5,802	(940)	1,526
EBITDA	11,903	17,075	161,994	12,191
Add (deduct):
Risk management portfolio value changes	20,156	31,310	(25,551)	117,823
Restricted unit compensation expense	1,294	904	4,652	5,024
Non-cash mark-to-market Upstream imbalances	102	780	(465)	2,609
Discontinued operations	(224)	(2,062)	(43,541)	(5,849)
Other income	(21)	(540)	(99)	(823)
Other operating income	—	—	—	(3,552)
ADJUSTED EBITDA	$33,210	$47,467	$96,990	$127,423

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization of commodity derivative costs	$437	$10,590	$3,515	$33,886

Adjusted EBITDA, for the three and nine months ended September 30, 2010 and 2009, excludes amortization of commodity hedge costs (including costs of hedge reset transactions).  Including these amortization costs, our Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 would have been $32.8 million, $93.5 million, $36.9 million and $93.5 million, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Risk and Accounting Policies

We are exposed to market risks associated with adverse changes in commodity prices, interest rates and counterparty credit. We may use financial instruments such as put and call options, swaps and other derivatives to mitigate the effects of the identified risks. Adverse effects on our cash flow from changes in crude oil, natural gas, NGL product prices or interest rates could adversely impact our ability to make distributions to our unitholders, meet debt service obligations, fund required capital expenditures and other similar requirements. Our management has established a comprehensive review of our market risks and has developed risk management policies and procedures to monitor and manage these market risks. Our general partner is responsible for the overall approval of market risk management policies, delegation of transaction authority levels, and for the establishment of a Risk Management Committee. The Risk Management Committee is composed of officers (including, on an ex officio basis, our chief executive officer) who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee, with primary oversight by the Board, is responsible for the overall management of commodity price risk, interest rate risk and credit risk, including monitoring exposure limits.

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of crude oil, natural gas, NGLs, sulfur and other commodities as a result of our gathering, processing, producing and marketing activities, which in the aggregate produce a naturally long position in crude oil, NGLs, sulfur and natural gas. Both our profitability and our cash flow are affected by volatility in prevailing prices for these commodities. These prices are impacted by changes in the supply and demand for these commodities, as well as market uncertainty and other factors beyond our control. Historically, changes in the prices of NGLs, such as natural gasoline, have generally correlated with changes in the price of crude oil; however, those correlations may change in the future.

We frequently use financial derivatives to reduce our exposure to commodity price risk. We have implemented a risk management policy which allows management to execute crude oil, NGLs and natural gas hedging instruments, which may include swaps, collars, options and other derivatives, in order to reduce exposure to substantial adverse changes in the prices of these commodities. These hedges are only intended to mitigate the risk associated with our natural physical positions.  To date we have been unable to identify financial derivatives to reduce our exposure to sulfur price risk.

We have not designated our commodity derivative contracts as accounting hedges. As a result, we mark such derivatives to fair value with the resulting change in fair value included in our statement of operations.  For the three months ended September 30, 2010, we recorded a loss on risk management instruments of $18.6 million, representing a fair value (unrealized) loss of $16.6 million, amortization of put premiums and other derivative costs of $0.4 million and a net (realized) settlement loss of $1.5 million.  For the nine months ended September 30, 2010, we recorded a gain on risk management instruments of $27.8 million, representing a fair value (unrealized) gain of $41.4 million, amortization of put premiums and other derivative costs of $3.5 million and net (realized) settlement losses of $10.0 million.  As of September 30, 2010, the fair value net liability of these commodity contracts, including put premiums and other derivative costs, totaled approximately $7.3 million.

We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.

Interest Rate Risk

We are exposed to variable interest rate risk as a result of borrowings under our existing revolving credit agreement. To mitigate its interest rate risk, we have entered into various interest rate swaps. These swaps convert the variable-rate term loan into a fixed-rate obligation. The purpose of entering into these swaps is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments through the end of 2012 (to be co-terminus with the term of our credit facility). Amounts received or paid under these swaps were recorded as reductions or increases in other expense. As of September 30, 2010, the notional amount of our interest rate swaps was in excess of our outstanding borrowings by approximately $84.6 million.  Absent any change to our near term borrowing expectations, we plan to terminate a portion of our interest swaps to eliminate our over-hedged interest rate exposure.

We have not designated our interest rate derivative contracts as accounting hedges. As a result, we mark such derivatives to market with the resulting change in fair value included in our statement of operations.  For the three months ended September 30, 2010, the Partnership recorded a fair value (unrealized) loss of $3.1 million and a realized loss of $5.2 million.  For the nine months ended September 30, 2010, we recorded a fair value (unrealized) loss of $12.3 million and a realized loss of $15.0 million.  As of September 30, 2010, the fair value liability of these interest rate contracts totaled approximately $39.7 million.

Credit Risk

Our principal natural gas sales customers are large gas marketing companies that, in turn, typically sell to large end users such as local distribution companies and electrical utilities. With respect to the sale of our NGLs and condensates, our principal customers are large NGLs purchasers, fractionators and marketers, and large condensate aggregators. Our customers typically re-sell to large multi-national petrochemical and refining companies. We also sell a small amount of propane to medium-sized, local distributors.

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

Our derivative counterparties, both commodity and interest rate, include BNP Paribas; Wells Fargo Bank, N.A.; Wachovia Bank, N.A.; Comerica Bank; Barclays Bank PLC; Bank of Nova Scotia; The Royal Bank of Scotland PLC; Bank of America, N.A.; J Aron and Company (an affiliate of Goldman Sachs); BBVA Compass Bank and Credit Suisse Energy LLC (an affiliate of Credit Suisse Group AG).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 9, 2010 a lawsuit, alleging certain claims related to the Recapitalization and Related Transactions (see Note 9), was filed on behalf of one of our public unitholders in the Court of Chancery of the State of Delaware naming the Partnership, its general partner, certain affiliates of its general partner, including the general partner of its general partner, and each member of our Board of Directors as defendants.  The complaint alleged a breach by the defendants of their fiduciary duties to the Partnership and the public unitholders and sought to enjoin the Recapitalization and Related Transactions.  We believe the allegations in the complaint are without merit.  On March 11, 2010, in an effort to minimize the further cost, expense, burden and distraction of any litigation relating to the lawsuit, the parties to the lawsuit entered into a Memorandum of Understanding regarding the terms of a potential settlement of the lawsuit.  On August 16, 2010, the parties to the lawsuit filed a Stipulation and Agreement of Compromise, Settlement and Release with the Court of Chancery of the State of Delaware. The settlement proposed to, among other things and subject to the approval of the Court, resolve the allegations by the plaintiff against the defendants in connection with the Recapitalization and Related Transactions and provide a release and settlement by a proposed class of our common unitholders during the period from September 17, 2009 through and including the date of the closing of the transactions, of all claims against the defendants as they relate to the Recapitalization and Related Transactions.  At a hearing on October 28, 2010, the Court of Chancery of the State of Delaware approved the settlement and entered a Final Order and Judgment. In the absence of any appeals, the order approving the settlement will become final on November 29, 2010. In the event that the settlement does not become final, we intend to vigorously defend against the lawsuit.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, except as stated below.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the Global Transaction Agreement, affiliates of Natural Gas Partners ("NGP" and collectively with such affiliates, the “NGP Parties”) exercised in full all rights received in respect of the 14,369,931 common and general partner units owned by them, resulting in the NGP Parties purchasing an aggregate of 5,029,472 common units and 5,029,472 warrants for aggregate cash consideration of $12,573,680.  The NGP Parties also exercised their oversubscription privileges resulting in the NGP Parties purchasing an additional aggregate of 473,758 common units and 473,758 warrants for aggregate cash consideration of $1,184,395.  These units were issued on or about July 8, 2010.

On July 27, 2010, pursuant to the Global Transaction Agreement, we delivered notice to Holdings of our exercise of the option to purchase the interests in our general partner and our general partner's general partner (the “GP Acquisition Option”).  As consideration for the exercise of the GP Acquisition Option, we issued 1,000,000 common units to Holdings on July 30, 2010.  The 844,551 general partner units were cancelled as a result of the exercise of the GP Acquisition Option.

Because the issuance of the common units to the NGP Parties in connection with the rights offering and the issuance of the common units to Holdings in exchange for the general partner entities did not involve a public offering, the transactions are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder.

The following table sets forth certain information with respect to repurchases of common units during the three months ended September 30, 2010:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	84,086	$6.10	—	—
August 1, 2010 to August 31, 2010	—	—	—	—
September 1, 2010 to September 30, 2010	—	—	—	—
Total	84,086	$6.10	—	—

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    [Removed and Reserved.]

Item 5.    Other Information.

None.

Item 6.     Exhibits.

4.1
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. dated as of July 27, 2010 (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010).

4.2
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC, dated as of July 30, 2010 (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed with the commission on July 30, 2010).

10.1	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on July 28, 2010).

10.2	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on July 28, 2010).

10.3
Administrative Services Agreement, dated as of July 30, 2010, between Eagle Rock Energy Partners, L.P. and Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010).

10.4
Form of Supplemental Indemnification Agreement between Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and the officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010, which was incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on December 30, 2009).

10.5
Form of Restricted Unit Agreement for Non-Employee Directors under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010).

10.6
Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan effective September 17, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on September 17, 2010).

10.7
Form of Restricted Unit Agreement for Officers under the Eagle Rock Energy Partners Long-Term Incentive Plan(incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on September 30, 2010).

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

Date: November 5, 2010	EAGLE ROCK ENERGY PARTNERS, L.P.

	By:	EAGLE ROCK ENERGY GP, L.P., its general partner

	By:	EAGLE ROCK ENERGY G&P, LLC, its general partner

	By:	/s/ Jeffrey P. Wood
Jeffrey P. Wood
Senior Vice President,
Chief Financial Officer and Treasurer of Eagle Rock
Energy G&P, LLC, General Partner of Eagle Rock
Energy GP, L.P., General Partner of Eagle Rock
Energy Partners, L.P.

EAGLE ROCK ENERGY PARTNERS, L.P.

EXHIBIT INDEX

4.1
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. dated as of July 27, 2010 (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010).

4.2
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC, dated as of July 30, 2010 (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed with the commission on July 30, 2010).

10.1	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on July 28, 2010).

10.2	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on July 28, 2010).

10.3
Administrative Services Agreement, dated as of July 30, 2010, between Eagle Rock Energy Partners, L.P. and Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010).

10.4
Form of Supplemental Indemnification Agreement between Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and the officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010, which was incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on December 30, 2009).

10.5
Form of Restricted Unit Agreement for Non-Employee Directors under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010).

10.6
Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan effective September 17, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on September 17, 2010).

10.7
Form of Restricted Unit Agreement for Officers under the Eagle Rock Energy Partners Long-Term Incentive Plan(incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on September 30, 2010).

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