Form 10-Q
period 2012-03-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2012-05-04
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012
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

The issuer had 134,455,182 common units outstanding as of May 1, 2012.

Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	X
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011
Unaudited Condensed Consolidated Statement of Members' Equity for the three months ended March 31, 2012
Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011
Notes to the Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	X
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	X
Item 3.	Defaults Upon Senior Securities	X
Item 4.	Mine Safety Disclosures	X
Item 5.	Other Information	X
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181	$877
Accounts receivable(a)	107,057	97,832
Risk management assets	17,646	13,080
Prepayments and other current assets	14,178	13,739
Total current assets	139,062	125,528
PROPERTY, PLANT AND EQUIPMENT — Net	1,749,998	1,763,674
INTANGIBLE ASSETS — Net	103,609	109,702
DEFERRED TAX ASSET	1,306	1,432
RISK MANAGEMENT ASSETS	17,489	24,290
OTHER ASSETS	18,495	21,062
TOTAL	$2,029,959	$2,045,688

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$139,934	$145,985
Accrued liabilities	16,308	12,734
Taxes payable	341	487
Risk management liabilities	11,584	11,649
Total current liabilities	168,167	170,855
LONG-TERM DEBT	814,203	779,453
ASSET RETIREMENT OBLIGATIONS	33,095	33,303
DEFERRED TAX LIABILITY	44,608	45,216
RISK MANAGEMENT LIABILITIES	16,438	6,893
OTHER LONG TERM LIABILITIES	2,622	2,621
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY (b)	950,826	1,007,347
TOTAL	$2,029,959	$2,045,688
________________________

(a)	Net of allowance for bad debt of $852 as of March 31, 2012 and $1,347 as of December 31, 2011.

(b)
130,765,853 and 127,606,229 common units were issued and outstanding as of March 31, 2012 and December 31, 2011, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 2,711,710 and 2,560,110 as of March 31, 2012 and December 31, 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$222,713	$203,055
Gathering, compression, processing and treating fees	11,511	13,245
Commodity risk management losses	(8,608)	(60,445)
Other revenue	139	1,509
Total revenue	225,755	157,364
COSTS AND EXPENSES:
Cost of natural gas, natural gas liquids, and condensate	130,454	147,319
Operations and maintenance	27,049	19,475
Taxes other than income	5,150	3,316
General and administrative	16,841	11,776
Impairment	45,522	324
Depreciation, depletion and amortization	39,294	23,698
Total costs and expenses	264,310	205,908
OPERATING LOSS	(38,555)	(48,544)
OTHER EXPENSE:
Interest expense, net	(10,241)	(3,221)
Interest rate risk management losses	(1,579)	(2,662)
Other expense, net	(49)	(50)
Total other expense	(11,869)	(5,933)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,424)	(54,477)
INCOME TAX BENEFIT	(91)	(42)
LOSS FROM CONTINUING OPERATIONS	(50,333)	(54,435)
DISCONTINUED OPERATIONS, NET OF TAX	—	718
NET LOSS	$(50,333)	$(53,717)

NET INCOME PER COMMON UNIT—BASIC AND DILUTED:
Loss from Continuing Operations
Common units - Basic and Diluted	$(0.40)	$(0.65)
Discontinued Operations
Common units - Basic and Diluted	$—	$0.01
Net Loss
Common units - Basic and Diluted	$(0.40)	$(0.64)
Weighted Average Units Outstanding (in thousands)
Common units - Basic and Diluted	128,162	84,235
 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — December 31, 2011	127,606,229	$1,007,347	$1,007,347
Net loss	—	(50,333)	(50,333)
Distributions	—	(27,340)	(27,340)
Exercised warrants	3,159,624	18,958	18,958
Equity based compensation	—	2,194	2,194
BALANCE — March 31, 2012	130,765,853	$950,826	$950,826

 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,333)	$(53,717)
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(718)
Depreciation, depletion and amortization	39,294	23,698
Impairment	45,522	324
Amortization of debt issuance costs	699	240
Reclassing financing derivative settlements	(3,617)	—
Equity-based compensation	2,194	910
Other	77	235
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(9,225)	(19,177)
Prepayments and other current assets	(439)	(4,740)
Risk management activities	11,715	51,433
Accounts payable	(661)	25,107
Accrued liabilities	3,574	(3,919)
Other assets	1,885	—
Other current liabilities	(1,696)	(42)
Net cash provided by operating activities	38,989	19,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(68,521)	(16,135)
Purchase of intangible assets	(1,099)	(691)
Net cash used in investing activities	(69,620)	(16,826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	169,450	32,745
Repayment of long-term debt	(134,750)	(55,000)
Proceeds from derivative contracts	3,617	—
Exercise of warrants	18,958	27,312
Distributions to members and affiliates	(27,340)	(12,778)
Net cash provided by (used in) financing activities	29,935	(7,721)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	915
Net cash provided by discontinued operations	—	915
NET DECREASE IN CASH AND CASH EQUIVALENTS	(696)	(3,998)
CASH AND CASH EQUIVALENTS—Beginning of period	877	4,049
CASH AND CASH EQUIVALENTS—End of period	$181	$51

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in property, plant and equipment, not paid	$25,984	$8,810
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$3,379	$2,988
Cash paid for taxes	$521	$106
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business—Eagle Rock Energy Partners, L.P. ("Eagle Rock Energy" or the "Partnership") is a domestically-focused growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting natural gas; fractionating and transporting natural gas liquids ("NGLs"); crude oil logistics and marketing; and natural gas marketing and trading (collectively the "Midstream Business"); and (ii) developing and producing interests in oil and natural gas properties (the "Upstream Business"). The Partnership's midstream assets are located in four significant natural gas producing regions; the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico. These four regions are productive, mature, natural gas producing basins that have historically experienced significant drilling activity. Natural gas transported to the Partnership's gas processing plants, either in the Partnership's pipelines or third party pipelines, is treated to remove contaminants and conditioned or processed into marketable natural gas and NGLs. The Partnership reports its Midstream Business results through three segments: the Texas Panhandle Segment, the East Texas and Other Midstream Segment and the Marketing and Trading Segment.  The Partnership's upstream assets are located in four significant oil and gas producing regions: (i) Southern Alabama (which includes the associated gathering, processing and treating assets); (ii) Mid-Continent (which includes areas in Oklahoma, Arkansas, Texas Panhandle and North Texas); (iii) Permian (which includes areas in West Texas); and (iv) East/South Texas/Mississippi. The Partnership reports its Upstream Business through one segment.

The general partner of Eagle Rock Energy is Eagle Rock Energy GP, L.P., and the general partner of Eagle Rock Energy GP, L.P. is Eagle Rock Energy G&P, LLC, both of which are wholly-owned subsidiaries of the Partnership.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of the Partnership's major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Eagle Rock Energy is the owner of non-operating undivided interests in certain gas processing plants and gas gathering systems. Eagle Rock Energy owns these interests as tenants-in-common with the majority owner-operator of the facilities. Accordingly, Eagle Rock Energy includes its pro-rata share of assets, liabilities, revenues and expenses related to these assets in its financial statements. All intercompany accounts and transactions are eliminated in the unaudited condensed consolidated financial statements.

The Partnership has provided a discussion of significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2011. Certain items from that discussion are repeated or updated below as necessary to assist in the understanding of these financial statements.
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

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At March 31, 2012 and December 31, 2011, the Partnership had $0.7 million and $1.4 million, respectively, of crude oil finished goods inventory which is recorded as part of Other Current Assets within the unaudited condensed consolidated balance sheet.

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

See Notes 4 and 6 for further discussion on impairment charges.

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

The Partnership's Upstream Segment recognizes natural gas revenues based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  As of March 31, 2012 and December 31, 2011, the Partnership's Upstream Segment had an imbalance receivable balance of $0.5 million and $0.3 million, respectively, and it had a long-term payable balance of $1.6 million as of March 31, 2012 and December 31, 2011.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the

Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of March 31, 2012, the Partnership had imbalance receivables totaling $0.3 million and imbalance payables totaling $1.4 million. For the Midstream Business, as of December 31, 2011, the Partnership had imbalance receivables totaling $0.6 million and imbalance payables totaling $0.5 million. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

 Derivatives—Authoritative guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The guidance provides that normal purchase and sale contracts, when appropriately designated, are not subject to the guidance. Normal purchases and sales are contracts which provide for the purchase or sale of something, other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Partnership's forward natural gas and crude oil purchase and sales contracts are designated as normal purchases and normal sales, with the exception of certain contracts with our natural gas trading and marketing business. The Partnership uses financial instruments such as swaps, collars and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. The Partnership recognizes these financial instruments on its unaudited condensed consolidated balance sheet at the instrument's fair value with changes in fair value reflected in the unaudited condensed consolidated statement of operations, as the Partnership has not designated any of these derivative instruments as hedges. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the unaudited condensed consolidated statement of cash flows. See Note 10 for a description of the Partnership's risk management activities.

Other Reclassifications—Certain prior period financial statement balances have been reclassified to conform to the current year presentation. These reclassification had no effect on the recorded net income.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued additional guidance intended to result in convergence between GAAP and International Financial Reporting Standards ("IFRS") requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendments include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This guidance was effective for the Partnership on January 1, 2012 and did not have a significant impact on the Partnership’s fair value measurements, financial condition, results of operations or cash flows.

In December 2011, the FASB issued new guidance related to disclosure requirements about the nature of an entity's rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. To better facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosures will give financial statement users information about both gross and net exposures. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Partnership is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements and related disclosures.

NOTE 4. PROPERTY PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Land	$2,607	$2,607
Plant	292,203	290,460
Gathering and pipeline	653,963	681,227
Equipment and machinery	33,946	31,720
Vehicles and transportation equipment	4,115	4,169
Office equipment, furniture, and fixtures	1,168	1,318
Computer equipment	10,053	9,539
Linefill	4,324	4,324
Proved properties	1,084,888	1,050,872
Unproved properties	84,618	91,363
Construction in progress	73,805	56,588
	2,245,690	2,224,187
Less: accumulated depreciation, depletion and amortization	(495,692)	(460,513)
Net property plant and equipment	$1,749,998	$1,763,674

The following table sets forth the total depreciation, depletion, capitalized interest and impairment expense by type of asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Depreciation	$14,255	$13,615
Depletion	$22,050	$7,152

Capitalized interest costs	$358	$20

Impairment expense:
Unproved properties (a)	$—	$324
Plant assets (b)	$4,164	$—
Pipeline assets (b)	$37,148	$—

__________________________________

(a)
During the three months ended March 31, 2011, the Partnership incurred impairment charges in its Upstream Business related to certain drilling locations in its unproved properties which the Partnership no longer intends to develop based on the performance of offsetting wells.

(b)
During the three months ended March 31, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain plants and pipelines in its East Texas and Other Midstream Segment due to reduced throughput volumes as its producer customers curtailed their drilling activities due to the continued decline in natural gas prices.

NOTE 5. ASSET RETIREMENT OBLIGATIONS

The Partnership recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. For its producing oil and natural gas properties, the Partnership makes estimates of property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation upon initial recognition if the fair value of the liability can be reasonably estimated. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of (i) remediation costs, (ii) remaining lives, (iii) future inflation factors and (iv) a credit-adjusted risk free interest rate.

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2012	2011
	($ in thousands)
Asset retirement obligations—December 31	$33,303	$24,711
Additional liabilities	815	—
Liabilities settled	(1,551)	(148)
Additional liability related to acquisitions	—	45
Accretion expense	528	407
Asset retirement obligations—March 31	$33,095	$25,015

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. The amortization period for the Partnership's rights-of-way and easements is 20 years. The amortization period for contracts ranges from 5 to 20 years and is approximately 8 years on average as of March 31, 2012.  Amortization expense was approximately $3.0 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively. Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Rights-of-way and easements—at cost	$97,088	$99,143
Less: accumulated amortization	(26,911)	(25,570)
Contracts	120,331	121,387
Less: accumulated amortization	(86,899)	(85,258)
Net intangible assets	$103,609	$109,702

The following table sets forth the impairment expense by type of intangible asset within the Partnership's unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Impairment expense:
Rights-of-way (a)	$3,154	$—
Contracts (a)	$1,056	$—
_____________________________________

(a)
During the three months ended March 31, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain rights-of-way and contracts in its East Texas and Other Midstream Segment due to reduced throughput volumes as its producer customers curtailed their drilling activities due to the continued decline in natural gas prices.

Estimated future amortization expense related to the intangible assets at March 31, 2012, is as follows (in thousands):

Year ending December 31,
2012	$8,198
2013	9,731
2014	7,004
2015	7,004
2016	7,004
Thereafter	64,668

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Revolving credit facility:	$516,200	$481,500
Senior notes:
8 3/8% senior notes due 2019	300,000	300,000
Unamortized bond discount senior notes due 2019	(1,997)	(2,047)
Total senior notes	298,003	297,953
Total long-term debt	$814,203	$779,453

The Partnership currently pays an annual fee on the unused commitment, which was 0.50%. As of March 31, 2012, the Partnership had approximately $156.5 million of availability under its revolving credit facility.
As of March 31, 2012, the Partnership was in compliance with the financial covenants under the revolving credit facility.

NOTE 8. MEMBERS’ EQUITY

At March 31, 2012 and December 31, 2011, there were 130,765,853 and 127,606,229 common units outstanding, respectively. In addition, there were 2,711,710 and 2,560,110 unvested restricted common units outstanding at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, 3,159,624 and 4,552,007 warrants were exercised, respectively, for an equivalent number of newly issued common units. As of March 31, 2012 and December 31, 2011, 2,548,081 and 5,707,705 warrants, respectively, were outstanding. The final exercise date for the remaining outstanding warrants is May 15, 2012, after which any unexercised warrants will expire.

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes the distributions paid and declared for the three months ended March 31, 2012.

Quarter Ended	Distribution per Unit	Record Date	Payment Date
December 31, 2011	$0.2100	February 7, 2012	February 14, 2012
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
_____________________________

+	The distribution excludes certain restricted unit grants.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and affiliated entities:

	Three Months Ended March 31,
	2012	2011
Affiliates of NGP:	($ in thousands)
Natural gas purchases from affiliates	$941	$1,549
Payable as of March 31,	281
Payable as of December 31,		371

NOTE 10. RISK MANAGEMENT ACTIVITIES

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

The following table sets forth certain information regarding the Partnership's various interest rate swaps as of March 31, 2012:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
9/30/2008	12/31/2012	150,000,000	4.295%
10/3/2008	12/31/2012	50,000,000	4.095%
6/22/2011	6/22/2015	250,000,000	2.950%

The Partnership's interest rate derivative counterparties include Wells Fargo Bank National Association and The Royal Bank of Scotland plc.

Commodity Derivative Instruments

The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership's control.  These risks can cause significant changes in the Partnership's cash flows and affect its ability to achieve its distribution objectives and comply with the covenants of its revolving credit facility.  In order to manage the risks associated with changes in the future prices of crude oil, natural gas and NGLs on its forecasted equity production, the Partnership engages in risk management activities that take the form of commodity derivative instruments.  The Partnership has determined that it is necessary to hedge a substantial portion of its expected production in order to meaningfully reduce its future cash flow volatility.  The Partnership generally limits its hedging levels to 80%, on an incurrence basis, of expected future production and has historically hedged substantially less than 80%, on an incurrence basis, of its expected future production for periods beyond 24 months. While hedging at this level of production does not eliminate all of the volatility in the Partnership's cash flows, it allows the Partnership to mitigate the risk of situations where a modest loss of production would not put it in an over-hedged position.  At times, the Partnership's strategy may involve entering into hedges with strike prices above current future prices or resetting existing hedges to higher price levels in order to meet its cash flow objectives or to stay in compliance with its revolving credit facility.  In addition, the Partnership may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Expected future production for its Upstream Business is derived from the proved reserves, adjusted for price-dependent expenses and revenue deductions.  For the Midstream Business, expected future production is based on the expected production from wells currently flowing to the Partnership's processing plants, plus additional volumes the Partnership expects to receive from future drilling activity by its producer customer base.  The Partnership's expectations for its Midstream Business volumes associated with future drilling are based on information it receives from its producer customer base and historical observations. The Partnership applies the appropriate contract terms to these projections to determine its expected future equity share of the commodities.

The Partnership uses fixed-price swaps, costless collars and put options to achieve its hedging objectives and often hedges its expected future volumes of one commodity with derivatives of the same commodity.  In some cases, however, the Partnership believes it is better to hedge future changes in the price of one commodity with a derivative of another commodity, which it refers to as "cross-commodity" hedging.  The Partnership will often hedge the changes in future NGL prices using crude oil hedges because NGL prices have been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market.  The Partnership may use natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are often heavily discounted from its current prices.  Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses cross-commodity hedging, it converts the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the linear regression of the prices of the two commodities observed during the previous 36 months and management's judgment regarding future price relationships of the commodities.  In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane.

The Partnership has not designated, for accounting purposes, any of its commodity derivative instruments as hedges and therefore marks these derivative contracts to fair value (see Note 11).  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to counterparty credit risk. Historically, the Partnership's counterparties have all been participants or affiliates of participants within its revolving credit facility, which is secured by substantially all of the assets of the Partnership. Therefore, the Partnership is not required to post any collateral, nor does it require collateral from its counterparties. In July 2011, the Partnership created a subsidiary to enhance its ability to market natural gas on behalf of itself and third parties. This subsidiary, through its financial derivative activity, will have credit exposure to additional counterparties. The Partnership minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's derivative contracts, for certain counterparties, are subject to counterparty netting agreements governing such derivatives.

The Partnership's commodity derivative counterparties include BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank and Royal Bank of Canada.

The following tables set forth certain information regarding the Partnership's commodity derivatives. Within each table, some trades of the same commodities with the same tenors have been aggregated and shown as weighted averages.

Commodity derivatives, as of March 31, 2012, that will mature during the years ended December 31, 2012, 2013 and 2014:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2012
Natural Gas	Costless Collar	2,610,000	$5.48	$6.76
Natural Gas	Swap (Pay Floating/Receive Fixed)	8,970,000	5.76
Natural Gas	Swap (Pay Fixed/Receive Floating)	(780,000)	3.97
Crude Oil	Costless Collar	617,682	76.90	96.79
Crude Oil	Swap (Pay Floating/Receive Fixed)	680,151	83.10
Ethane	Swap (Pay Floating/Receive Fixed)	9,450,000	0.73
Propane	Swap (Pay Floating/Receive Fixed)	23,587,200	1.38
IsoButane	Swap (Pay Floating/Receive Fixed)	5,972,400	1.80
Normal Butane	Swap (Pay Floating/Receive Fixed)	10,584,000	1.73
Natural Gasoline	Swap (Pay Floating/Receive Fixed)	3,855,600	2.22
Portion of Contracts Maturing in 2013
Natural Gas	Costless Collar	3,540,000	4.84	5.47
Natural Gas	Swap (Pay Floating/Receive Fixed)	8,570,000	5.38
Crude Oil	Costless Collar	99,000	74.85	104.57
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,930,200	96.82
Propane	Swap (Pay Floating/Receive Fixed)	25,200,000	1.23
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	4,200,000	5.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,680,000	97.36
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price. The weighted average prices are in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

Commodity Derivative Instruments - Marketing & Trading

The Partnership operates a subsidiary to conduct natural gas marketing and trading activities. This subsidiary engages in activities intended to capitalize on favorable price differentials between various receipt and delivery locations. The subsidiary's activities are governed by its risk policy.

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

A commodity-related derivative contract may be designated as a "normal" purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as "normal", the derivative contact is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement. Commodity-related contracts that do not qualify for the normal designation are accounted for as derivatives and are marked-to-market each period.

Marketing and Trading commodity derivative instruments, as of March 31, 2012, that will mature during the years ended December 31, 2012 and 2013:

Type	Notional Volumes (MMbtu)
Portion of Contracts Maturing in 2012
Basis Swaps - Purchases	6,635,000
Basis Swaps - Sales	6,635,000
Index Swap - Sales	3,980,000
Swap (Pay Floating/Receive Fixed)	1,725,000
Forward purchase contract - index	7,199,760
Forward sales contract - index	21,776,221
Forward purchase contract - fixed price	1,749,000
Portion of Contracts Maturing in 2013
Forward purchase contract - index	1,800,000

Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales.

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the unaudited condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(11,617)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(10,597)
Commodity derivatives - assets	Current assets	29,816	Current liabilities	17,693
Commodity derivatives - assets	Long-term assets	21,907	Long-term liabilities	2,885
Commodity derivatives - liabilities	Current assets	(12,171)	Current liabilities	(17,661)
Commodity derivatives - liabilities	Long-term assets	(4,417)	Long-term liabilities	(8,725)
Total derivatives		$35,135		$(28,022)

	As of December 31, 2011
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(12,678)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(11,331)
Commodity derivatives - assets	Current assets	24,240	Current liabilities	15,357
Commodity derivatives - assets	Long-term assets	26,611	Long-term liabilities	5,217
Commodity derivatives - liabilities	Current assets	(11,160)	Current liabilities	(14,328)
Commodity derivatives - liabilities	Long-term assets	(2,321)	Long-term liabilities	(779)
Total derivatives		$37,370		$(18,542)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations (in thousands):

Amount of Gain (Loss) Recognized in Income on Derivatives		Three Months Ended March 31,
		2012	2011
Interest rate derivatives	Interest rate risk management losses	$(1,579)	$(2,662)
Commodity derivatives	Commodity risk management gains (losses)	(8,608)	(60,445)
Commodity derivatives -trading	Natural gas, natural gas liquids, oil, condensate and sulfur sales	637	—
	Total	$(9,550)	$(63,107)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 31, 2012, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 10), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and has classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives and natural gas derivatives as Level 2.  In prior periods, the Partnership has classified the inputs to measure its NGL derivatives as Level 3 as the NGL market was considered to be less liquid and thinly traded. As of September 30, 2011, the Partnership concluded that the inputs for its NGL derivatives were considered to be more observable due to the NGL market being more liquid through the term of our contracts and has classified these inputs as Level 2.

The following tables disclose the fair value of the Partnership's derivative instruments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$1,873	$—	$(13,737)	$(11,864)
Natural gas derivatives	—	64,478	—	(18,367)	46,111
NGL derivatives	—	5,950	—	(5,062)	888
Total	$—	$72,301	$—	$(37,166)	$35,135

Liabilities:
Crude oil derivatives	$—	$(37,959)	$—	$13,737	$(24,222)
Natural gas derivatives	—	(1,220)	—	18,367	17,147
NGL derivatives	—	(3,795)	—	5,062	1,267
Interest rate swaps	—	(22,214)	—	—	(22,214)
Total	$—	$(65,188)	$—	$37,166	$(28,022)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$11,795	$—	$(14,150)	$(2,355)
Natural gas derivatives	—	58,374	—	(17,930)	40,444
NGL derivatives	—	1,256	—	(1,975)	(719)
Total	$—	$71,425	$—	$(34,055)	$37,370

Liabilities:
Crude oil derivatives	$—	$(24,051)	$—	$14,150	$(9,901)
Natural gas derivatives	—	(1,290)	—	17,930	16,640
NGL derivatives	—	(3,247)	—	1,975	(1,272)
Interest rate swaps	—	(24,009)	—	—	(24,009)
Total	$—	$(52,597)	$—	$34,055	$(18,542)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Level 3 NGL derivatives during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net liability beginning balance	$—	$(5,733)
Settlements	—	3,737
Total gains or losses (realized and unrealized)	—	(10,268)
Net liability ending balance	$—	$(12,264)

The Partnership valued its Level 3 NGL derivatives using forward curves, interest rate curves, and volatility parameters, when applicable. In addition, the impact of counterparty credit risk is factored into the value of derivative assets, and the

Partnership's credit risk is factored into the value of derivative liabilities.

The Partnership recognized no gains (losses) in the three months ended March 31, 2012 related to Level 3 assets and liabilities. The Partnership recognized losses of $9.0 million in the three months ended March 31, 2011, that are attributable to the change in unrealized gains or losses related to those Level 3 assets and liabilities still held at March 31, 2011, which are included in the commodity risk management (losses) gains.

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

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis as of March 31, 2012 (in thousands):

	March 31, 2012	Level 1	Level 2	Level 3	Total Losses
Plant assets	$180	$—	$—	$180	$4,164
Pipeline assets	$1,089	$—	$—	$1,089	$37,148
Rights-of-way	$167	$—	$—	$167	$3,154
Contracts	$49	$—	$—	$49	$1,056

The Partnership calculated the fair value of the impaired assets using a discounted cash flow analysis to determine the excess of the asset's carrying value over its fair value. Significant inputs to the valuation of fair value of the proved properties included estimates of (i) future estimated cash flows, including revenue, expenses and capital expenditures, (ii) estimated timing of cash flows (iii) estimated forward commodity prices, adjusted for estimate location differentials and (iv) a discount rate reflective of our cost of capital. See Notes 4 and 6 for a further discussion of the impairment charges.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

As of March 31, 2012, the outstanding debt associated with the Partnership's revolving credit facility bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The Partnership's 8 3/8% Senior Notes due 2019 (the "Senior Notes") bear interest at a fixed rate; based on the market price of the Senior Notes as of March 31, 2012, the Partnership estimates that the fair value of the Senior Notes was $310.5 million compared to a carrying value of $298.0 million. Fair value of the senior notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership had no accruals as of March 31, 2012 and December 31, 2011 related to legal matters, and current lawsuits are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Partnership has been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against the Partnership in these two indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification.

Insurance—The Partnership covers its operations and assets with insurance which management believes is consistent with that in force for other companies engaged in similar commercial operations with similar type properties.  This insurance includes: (1) commercial general liability insurance covering liabilities to third parties for bodily injury, property damage and pollution arising out of the Partnership's operations; (2) workers’ compensation liability coverage for employees to required statutory limits; (3) automobile liability insurance covering liability to third parties for bodily injury and property damage arising out of the operation of all owned, hired and non-owned vehicles by its employees on company business; (4) property insurance covering the replacement cost of all owned real and personal property, including coverage for losses due to boiler and machinery breakdown, earthquake, flood and consequent business interruption/extra expense; (5) control of well/operator's extra expense insurance for operated and non-operated wells in the Upstream Segment; and (6) corporate liability insurance including coverage for Directors and Officers and Employment Practices liabilities.  In addition, the Partnership maintains excess liability insurance providing limits in excess of the established primary limits for commercial general liability and automobile liability insurance.

All coverages are subject to industry accepted policy terms, conditions, limits and deductibles comparable to that obtained by other energy companies with similar operations. The cost of insurance for the energy industry continued to fluctuate over the past year, reflecting the changing conditions in the insurance markets.

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At March 31, 2012 and December 31, 2011, the Partnership had accrued approximately $3.2 million for environmental matters.

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

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $2.3 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. SEGMENTS

During the fourth quarter of 2011, the Partnership's chief executive officer (who is our chief operating decision-maker "CODM") decided that due to the relative size of the East Texas/Louisiana, South Texas and Gulf of Mexico segments, these three reporting segments would be collapsed into a single reporting segment and that a new Marketing and Trading reporting segment would be created.  The Partnership's Marketing and Trading results were previously presented within its Texas Panhandle Segment.  The Partnership now conducts, evaluates and reports on its Midstream Business within three distinct segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment, which consolidates its former East Texas/Louisiana, South Texas and Gulf of Mexico Segments, and the Marketing and Trading Segment. The Partnership's Upstream Segment and functional (Corporate and Other) segment remain unchanged from what has been previously reported.

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

(iv)    Upstream Segment:
 crude oil, condensate, natural gas, NGLs and sulfur production from operated and non-operated wells; and

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

The Partnership's CODM currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership's reportable segments is shown in the following tables:

Three Months Ended March 31, 2012	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$78,030	$47,831	$66,582	$192,443	$41,920	$(8,608)	(a)	$225,755
Intersegment sales	25,446	9,523	(37,819)	(2,850)	15,339	(12,489)		—
Cost of natural gas and natural gas liquids	71,488	45,508	13,458	130,454	—	—		130,454
Intersegment cost of natural gas, oil and condensate	—	—	13,631	13,631	—	(13,631)		—
Operating costs and other expenses	12,238	5,129	—	17,367	14,832	16,841		49,040
Depreciation, depletion, amortization and impairment	9,517	52,657	30	62,204	22,220	392		84,816
Operating income (loss) from continuing operations	$10,233	$(45,940)	$1,644	$(34,063)	$20,207	$(24,699)		$(38,555)
Capital Expenditures	$33,393	$2,685	$142	$36,220	$27,228	$725		$64,173
Segment Assets	$596,243	$359,347	$32,982	$988,572	$990,275	$51,112	(b)	$2,029,959

Three Months Ended March 31, 2011	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment		Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$100,412	$73,978	$24,452	$198,842	$18,967	(c)	$(60,445)	(a)	$157,364
Intersegment sales	—	—	—	—	9,503		(9,503)		—
Cost of natural gas and natural gas liquids	71,954	58,480	16,885	147,319	—		—		147,319
Intersegment cost of natural gas, oil and condensate	—	—	7,089	7,089	—		(7,089)		—
Operating costs and other expenses	9,401	5,384	—	14,785	8,006		11,776		34,567
Intersegment operations and maintenance	—	—	—	—	42		(42)		—
Depreciation, depletion, amortization and impairment	9,121	6,960	—	16,081	7,554		387		24,022
Operating income (loss) from continuing operations	$9,936	$3,154	$478	$13,568	$12,868		$(74,980)		$(48,544)
Capital Expenditures	$7,390	$1,028	$—	$8,418	$5,662		$102		$14,182
Segment Assets	$568,732	$399,328	$21,944	$990,004	$361,981		$6,037	(b)	$1,358,022
______________________________

(a)	Represents results of the Partnership's commodity risk management activity.

(b)	Includes elimination of intersegment transactions.

(c)
Sales to external customers for the three months ended March 31, 2011 includes $2.0 million of business interruption insurance recovery related to the shutdown of the Eustace plant in 2011 and 2010 in the Upstream Segment, which is recognized as part of Other revenue in the unaudited condensed consolidated statement of operations.

NOTE 14. INCOME TAXES

Provision for Income Taxes -The Partnership's provision for income taxes relates to (i) state taxes for the Partnership and (ii) federal taxes for Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are subject to federal income taxes (collectively, the "C Corporations").
Effective Rate - The effective rate for the three months ended March 31, 2012 was 0.2% compared to 0.1% for the three months ended March 31, 2011. Due to the fact that the effective rate is a ratio of total tax expense compared to pre-tax book net income, the change is due primarily to book and tax temporary differences for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

NOTE 15. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan, as amended ("LTIP"), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 7,000,000 common units, to be granted either as options, restricted units or phantom units, of which, as of March 31, 2012, a total of 2,692,141 common units remained available for issuance. Grants of common units under the LTIP are made at the discretion of the board. Distributions declared and paid on outstanding restricted units are paid directly to the holders of the restricted units. No options or phantom units have been issued to date.

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

A summary of the restricted common units’ activity for the three months ended March 31, 2012 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2011	2,560,110	$8.71
Granted	166,200	$10.66
Forfeited	(14,600)	$9.18
Outstanding at March 31, 2012	2,711,710	$8.83

For the three months ended March 31, 2012 and 2011, non-cash compensation expense of approximately $2.2 million and $0.9 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the audited consolidated statements of operations.

As of March 31, 2012, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $18.6 million. The remaining expense is to be recognized over a weighted average of 2.31 years.
NOTE 16. EARNINGS PER UNIT

Basic earnings per unit is computed by dividing the net income (loss) by the weighted average number of units outstanding during a period. To determine net income (loss) allocated to each class of ownership (common and restricted common units), the Partnership first allocates net income (loss) in accordance with the amount of distributions made for the quarter by each class, if any. The remaining net income (loss) is allocated to each class in proportion to the class weighted average number of units outstanding for a period, as compared to the weighted average number of units for all classes for the period.

As of March 31, 2012 and 2011, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units will be considered in the diluted weighted average common unit outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number.

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

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic and diluted	128,162	84,235

The restricted common units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities. Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method.

The following table presents the Partnership's basic and diluted income per unit for the three months ended March 31, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	(50,333)
Distributions	29,366	$28,769	$597
Assumed net loss after distribution to be allocated	(79,699)	(79,699)	—
Assumed net loss to be allocated	$(50,333)	$(50,930)	$597

Basic and diluted loss per unit		$(0.40)

The following table presents the Partnership's basic and diluted income per unit for the three months ended March 31, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss from continuing operations	$(54,435)
Distributions	12,852	$12,635	$217
Assumed net loss from continuing operations after distribution to be allocated	(67,287)	(67,287)	—
Assumed allocation of net loss from continuing operations	(54,435)	(54,652)	217
Discontinued operations, net of tax	718	718	—
Assumed net loss to be allocated	$(53,717)	$(53,934)	$217

Basic and diluted loss from continuing operations per unit		$(0.65)
Basic and diluted discontinued operations per unit		$0.01
Basic and diluted loss per unit		$(0.64)

NOTE 17.   DISCONTINUED OPERATIONS

The following table represents activity from discontinued operations for the three months ended March 31, 2011:

	Wildhorse System (a)	Minerals Business (b)
($ in thousands)
Revenues	$5,089	$318
Income from Operations	$452	$318
Discontinued operations, net of tax	$400	$318
_____________________________

(a)	On May 20, 2011, the Partnership sold its Wildhorse Gathering System (which was accounted for in its East Texas and Other Midstream Segment).

(b)
On May 24, 2010, the Partnership completed the sale of its Minerals Business. During the three months ended March 31, 2011, the Partnership received payments related to pre-effective date operations and recorded this amount as part of discontinued operations for the period.

NOTE 18. SUBSIDIARY GUARANTORS

As of March 31, 2012, the Partnership had issued registered debt securities guaranteed by its subsidiaries.  As of March 31, 2012, all guarantors are wholly-owned or available to be pledged and such guarantees are joint and several and full and unconditional.  In accordance with Rule 3-10 of Regulation S-X, the Partnership has prepared Unaudited Condensed Consolidating Financial Statements as supplemental information.  The following condensed unaudited consolidating balance sheets at March 31, 2012 and December 31, 2011, unaudited condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011, and unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, present financial information for Eagle Rock Energy as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

 Unaudited Condensed Consolidating Balance Sheet
March 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$562,754	$—	$—	$—	$(562,754)	$—
Other current assets	18,641	1	120,420	—	—	139,062
Total property, plant and equipment, net	1,635	—	1,748,363	—	—	1,749,998
Investment in subsidiaries	1,200,938	—	—	1,007	(1,201,945)	—
Total other long-term assets	28,224	—	112,675	—	—	140,899
Total assets	$1,812,192	$1	$1,981,458	$1,007	$(1,764,699)	$2,029,959
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$562,754	$—	$(562,754)	$—
Other current liabilities	23,216	—	144,951	—	—	168,167
Other long-term liabilities	23,947	—	72,816	—	—	96,763
Long-term debt	814,203	—	—	—	—	814,203
Equity	950,826	1	1,200,937	1,007	(1,201,945)	950,826
Total liabilities and equity	$1,812,192	$1	$1,981,458	$1,007	$(1,764,699)	$2,029,959

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$541,384	$—	$—	$—	$(541,384)	$—
Other current assets	15,749	1	109,778	—	—	125,528
Total property, plant and equipment, net	1,393	—	1,762,281	—	—	1,763,674
Investment in subsidiaries	1,229,606	—	—	1,033	(1,230,639)	—
Total other long-term assets	30,928	—	125,558	—	—	156,486
Total assets	$1,819,060	$1	$1,997,617	$1,033	$(1,772,023)	$2,045,688
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$541,384	$—	$(541,384)	$—
Other current liabilities	18,110	—	152,745	—	—	170,855
Other long-term liabilities	14,150	—	73,883	—	—	88,033
Long-term debt	779,453	—	—	—	—	779,453
Equity	1,007,347	1	1,229,605	1,033	(1,230,639)	1,007,347
Total liabilities and equity	$1,819,060	$1	$1,997,617	$1,033	$(1,772,023)	$2,045,688

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(4,807)	$—	$230,562	$—	$—	$225,755
Cost of natural gas and natural gas liquids	—	—	130,454	—	—	130,454
Operations and maintenance	—	—	27,049	—	—	27,049
Taxes other than income	—	—	5,150	—	—	5,150
General and administrative	2,368	—	14,473	—	—	16,841
Depreciation, depletion and amortization	72	—	39,222	—	—	39,294
Impairment	—	—	45,522	—	—	45,522
Loss from operations	(7,247)	—	(31,308)	—	—	(38,555)
Interest expense	(10,241)	—	—	—	—	(10,241)
Other non-operating income	2,260	—	2,745	—	(5,005)	—
Other non-operating expense	(3,448)	—	(3,176)	(9)	5,005	(1,628)
Loss before income taxes	(18,676)	—	(31,739)	(9)	—	(50,424)
Income tax provision (benefit)	423	—	(514)	—	—	(91)
Equity in earnings of subsidiaries	(31,234)	—	—	—	31,234	—
Net loss	$(50,333)	$—	$(31,225)	$(9)	$31,234	$(50,333)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(53,109)	$—	$210,473	$—	$—	$157,364
Cost of natural gas and natural gas liquids	—	—	147,319	—	—	147,319
Operations and maintenance	—	—	19,475	—	—	19,475
Taxes other than income	—	—	3,316	—	—	3,316
General and administrative	994	—	10,782	—	—	11,776
Depreciation, depletion and amortization	40	—	23,658	—	—	23,698
Impairment	—	—	324	—	—	324
(Loss) income from operations	(54,143)	—	5,599	—	—	(48,544)
Interest expense	(3,218)	—	(3)	—	—	(3,221)
Other non-operating income	2,120	—	1,105	—	(3,225)	—
Other non-operating expense	(2,772)	—	(3,160)	(5)	3,225	(2,712)
(Loss) income before income taxes	(58,013)	—	3,541	(5)	—	(54,477)
Income tax provision (benefit)	420	—	(462)	—	—	(42)
Equity in earnings of subsidiaries	4,716	—	—	—	(4,716)	—
(Loss) income from continuing operations	(53,717)	—	4,003	(5)	(4,716)	(54,435)
Discontinued operations, net of tax	—	—	718	—	—	718
Net (loss) income	$(53,717)	$—	$4,721	$(5)	$(4,716)	$(53,717)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(27,422)	$—	$66,395	$16	$—	$38,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(316)	—	(68,205)	—	—	(68,521)
Purchase of intangible assets	—	—	(1,099)	—	—	(1,099)
Contribution to subsidiaries	(2,581)	—	—	—	2,581	—
Net cash flows (used in) provided by investing activities	(2,897)	—	(69,304)	—	2,581	(69,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	169,450	—	—	—	—	169,450
Repayment of long-term debt	(134,750)	—	—	—	—	(134,750)
Proceeds from derivative contracts	3,617	—		—	—	3,617
Exercise of warrants	18,958	—	—	—	—	18,958
Distributions to members and affiliates	(27,340)	—	—	—	—	(27,340)
Contribution from parent	—	—	2,581	—	(2,581)	—
Net cash flows provided by (used in) financing activities	29,935	—	2,581	—	(2,581)	29,935
Net (decrease) increase in cash and cash equivalents	(384)	—	(328)	16	—	(696)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$935	$1	$(900)	$145	$—	$181

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows provided by operating activities	$4,202	$—	$15,411	$21	$—	$19,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(240)	—	(15,895)	—	—	(16,135)
Purchase of intangible assets	—	—	(691)	—	—	(691)
Net cash flows used in investing activities	(240)	—	(16,586)	—	—	(16,826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	32,745	—	—	—	—	32,745
Repayment of long-term debt	(55,000)	—	—	—	—	(55,000)
Exercise of warrants	27,312	—	—	—	—	27,312
Distributions to members and affiliates	(12,778)	—	—	—	—	(12,778)
Net cash flows used in financing activities	(7,721)	—	—	—	—	(7,721)
Net cash flows provided by discontinued operations	—	—	915	—	—	915
Net (decrease) increase in cash and cash equivalents	(3,759)	—	(260)	21	—	(3,998)
Cash and cash equivalents at beginning of year	4,890	1	(885)	43	—	4,049
Cash and cash equivalents at end of year	$1,131	$1	$(1,145)	$64	$—	$51

NOTE 19. SUBSEQUENT EVENTS

Amendment to the Partnership's Natural Gas Liquids Exchange Agreement with ONEOK Hydrocarbons, L.P.

On April 6, 2012, the Partnership entered into an amendment to its Natural Gas Liquids Exchange Agreement with ONEOK Hydrocarbons, L.P. to provide for additional volumes expected after the completion of the Partnership's Wheeler Plant in the Granite Wash play.

Borrowing Base Redetermination

On April 9, 2012, the Partnership announced that the Upstream Segment component of the borrowing base under its revolving credit facility was reaffirmed at $375 million by its commercial lenders as part of its regularly scheduled semi-annual borrowing base redetermination. The redetermined borrowing base was effective April 1, 2012, with no additional fees or increase in interest rate spread incurred.

Incident at Phoenix-Arrington Ranch Processing Facility

On April 30, 2012, the Partnership reported an incident and related fire at its Phoenix-Arrington Ranch processing facility in the Texas Panhandle. Based on preliminary estimates, the Partnership currently expects the facility to be down for up to 60 days while repairs are made to the inlet header and other damaged areas. The Partnership has property and business interruption insurance and will pursue reimbursement for the downtime associated with the incident above the associated deductibles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report may include “forward-looking statements” as defined by the Securities and Exchange Commission (the "SEC"). All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. We do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and in "Part II. Item 1A. Risk Factors." These factors include but are not limited to:

•	Drilling and geological / exploration risks;

•	Assumptions regarding oil and natural gas reserve levels and costs to exploit and timing of development;

•	Volatility or declines (including sustained declines) in commodity prices;

•	Our significant existing indebtedness;

•	Hedging activities;

•	Ability to obtain credit and access capital markets;

•	Ability to remain in compliance with the covenants set forth in our credit facility;

•	Conditions in the securities and/or capital markets;

•	Future processing volumes and throughput;

•	Loss of significant customers;

•	Availability and cost of processing and transportation of natural gas liquids ("NGLs");

•	Competition in the oil and natural gas industry;

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

OVERVIEW

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the Consolidated Financial Statements, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. For a description of oil and natural gas terms, see our Annual Report on Form 10-K for the year ended December 31, 2011.

We are a domestically-focused, growth-oriented, publicly-traded Delaware limited partnership engaged in the following two businesses:

•
Midstream Business—gathering, compressing, treating, processing, transporting, marketing and trading natural gas; fractionating, transporting and marketing NGLs; and crude oil logistics and marketing; and

•	Upstream Business—developing and producing oil and natural gas property interests.

During the fourth quarter of 2011, we decided that due to the relative size of the East Texas/Louisiana, South Texas and Gulf of Mexico segments, these three reporting segments would be aggregated into a single reporting segment and that a new Marketing and Trading reporting segment would be created.  Our Marketing and Trading results were previously presented within our Texas Panhandle Segment.

We now conduct, evaluate and report on our Midstream Business within three segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment (which consolidates our former East Texas/Louisiana, South Texas and Gulf of Mexico Segments) and the Marketing and Trading Segment. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas and Other Midstream Segment consists of gathering and processing assets in East Texas/Northern Louisiana, South Texas, Southern Louisiana, the Gulf of Mexico and Galveston Bay. Our Marketing and Trading Segment consists of crude oil logistics and marketing in the Texas Panhandle and Alabama and natural gas marketing and trading.  During the three months ended March 31, 2012, our Midstream Business had an operating loss from continuing operations of $34.1 million, compared to operating income from continuing operations of $13.6 million generated during the three months ended March 31, 2011.

We conduct, evaluate and report on our Upstream Business as one segment. On May 3, 2011, we completed the acquisition of CC Energy II L.L.C. ("Crow Creek Energy"). Our Upstream Segment includes operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas, the Texas Panhandle and North Texas); Permian (which includes areas in West Texas); East/South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities, and one natural gas processing plant and related gathering systems).  During the three months ended March 31, 2012, our Upstream Business generated operating income of $20.2 million, compared to operating income of $12.9 million generated during the three months ended March 31, 2011.

Our final reporting segment is our Corporate and Other Segment, which is where we account for our risk management activity (excluding any risk management activity associated with our natural gas marketing and trading activities), intersegment eliminations and our general and administrative expenses.  During the three months ended March 31, 2012, our Corporate and Other Segment generated an operating loss of $24.7 million compared to an operating loss of $75.0 million during the three months ended March 31, 2011.  Results reflected a net loss, realized and unrealized, on our commodity derivatives of $8.6 million during the three months ended March 31, 2012, compared to a net loss, realized and unrealized, on our commodity derivatives of $60.4 million during the three months ended March 31, 2011.  See "Summary of Consolidated Operating Results - Corporate and Other Segment" for a further discussion of the impact of our commodity derivatives.

Impairment

During the three months ended March 31, 2012, we recorded an impairment charge in our Midstream Business for certain assets within our East Texas and Other Midstream Segment of $45.5 million due to reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued decline in natural gas prices. During the three months ended March 31, 2011, we recorded $0.3 million in impairment charges within our Upstream Segment related to certain wells in our unproved properties as we determined it would not be economical to develop these unproved locations.

Pursuant to GAAP, our impairment analysis does not take into account the value of our commodity derivative instruments, which generally increase as the estimates of future prices decline.  Further declines in commodity prices and other factors could result in additional impairment charges and changes to the fair value of our derivative instruments.

Potential Impact of New Environmental Standards

We have certain obligations under our air emissions permit to lower the SO2 emissions of our Alabama plant operations.  Additionally, in mid-2010, the Environmental Protection Agency (the "EPA") enacted new National Ambient Air Quality Standards ("2010 NAAQS") which substantially lowered the emissions limits for SO2 and mandated timelines for compliance.  In order to fulfill our permit obligations, comply with the new 2010 NAAQS requirements, and replace and upgrade certain assets in our Alabama facilities, we expect to spend approximately $50 million over the next two years at our Alabama facilities.  The expected facility upgrades to our Alabama operations should not only increase the marketable sulfur recovered from the inlet gas stream, but also are anticipated to reduce plant fuel consumption, improve the plant's operating reliability and extend the plant's operating life. Management does not anticipate, however, that the required spending will generate returns consistent with our internal rate of return thresholds for discretionary capital investment. At this time, management has identified no other operational areas impacted by the 2010 NAAQS.

Management expects that a substantial percentage of the total capital invested to achieve the SO2 emissions standard at our Alabama operations will be classified as maintenance capital and therefore will reduce the amount of distributable cash flow we recognize in the periods in which the capital is spent.

Subsequent Events

Amendment to our Natural Gas Liquids Exchange Agreement with ONEOK Hydrocarbons, L.P. - On April 6, 2012, we entered into an amendment to our Natural Gas Liquids Exchange Agreement with ONEOK Hydrocarbons, L.P. ("ONEOK") to provide for additional volumes expected after the completion of our Wheeler Plant in the Granite Wash play.

Borrowing Base Redetermination -     On April 9, 2012, we announced that the Upstream Segment component of the borrowing base under our revolving credit facility was reaffirmed at $375 million by our commercial lenders as part of its regularly scheduled semi-annual borrowing base redetermination. The redetermined borrowing base was effective April 1, 2012, with no additional fees or increase in interest rate spread incurred.

Incident at Phoenix-Arrington Ranch Processing Facility - On April 30, 2012, we reported an incident and related fire at our Phoenix-Arrington Ranch processing facility in the Texas Panhandle. Based on preliminary estimates, we currently expect the facility to be down for up to 60 days while repairs are made to the inlet header and other damaged areas. We have property and business interruption insurance and will pursue reimbursement for the downtime associated with the incident above the associated deductibles.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$222,713	$203,055
Gathering, compression, processing and treating fees	11,511	13,245
Realized commodity derivative gains (losses)	6,163	(6,447)
Unrealized commodity derivative losses	(14,771)	(53,998)
Other revenue	139	1,509
Total revenues	225,755	157,364
Cost of natural gas, natural gas liquids, and condensate	130,454	147,319
Costs and expenses:
Operating and maintenance	27,049	19,475
Taxes other than income	5,150	3,316
General and administrative	16,841	11,776
Impairment	45,522	324
Depreciation, depletion and amortization	39,294	23,698
Total costs and expenses	133,856	58,589
Operating loss	(38,555)	(48,544)
Other income (expense):
Interest expense	(10,241)	(3,221)
Unrealized interest rate derivatives gains	1,796	2,565
Realized interest rate derivative losses	(3,375)	(5,227)
Other expense, net	(49)	(50)
Total other expense	(11,869)	(5,933)
Loss from continuing operations before income taxes	(50,424)	(54,477)
Income tax benefit	(91)	(42)
Loss from continuing operations	(50,333)	(54,435)
Discontinued operations, net of tax	—	718
Net loss	$(50,333)	$(53,717)
Adjusted EBITDA(a)	$62,824	$30,294
________________________

(a)	See "Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids and condensate sales	$73,080	$96,626
Intersegment sales - natural gas and condensate	25,446	—
Gathering, compression, processing and treating fees	4,950	3,786
Total revenue	103,476	100,412
Cost of natural gas, natural gas liquids, and condensate	71,488	71,954
Operating costs and expenses:
Operations and maintenance	12,238	9,401
Depreciation and amortization	9,517	9,121
Total operating costs and expenses	21,755	18,522
Operating income	$10,233	$9,936

Capital expenditures	$33,393	$7,390

Realized prices:
Condensate (per Bbl)	$92.11	$79.84
Natural gas (per Mcf)	$2.41	$3.99
NGLs (per Bbl)	$44.08	$54.54
Production volumes:
Gathering volumes (Mcf/d)(a)	159,907	144,284
NGLs (net equity Bbls)	287,800	195,946
Condensate (net equity Bbls)	213,616	225,394
Natural gas (MMbtu/d)(a)	(7,463)	(8,788)
_______________________

(a)	Gathering volumes (Mcf/d) and natural gas short positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenue and Cost of Natural Gas, NGLs and Condensate. For the three months ended March 31, 2012, revenues minus cost of natural gas, NGLs and condensate for our Texas Panhandle Segment operations totaled $32.0 million, compared to $28.5 million for the three months ended March 31, 2011. The increase was primarily driven by improved run-times at certain of our processing facilities. In January and February 2011, severe winter weather caused operating downtime at three facilities and a reduction in existing volumes of natural gas, NGLs and condensate. This severe winter weather also caused damage to our Cargray processing facility, resulting in reduced recoveries of NGLs. The Cargray processing facility was repaired in late June 2011. The operating downtime and the affected recoveries at the Cargray facility impacted revenues minus cost of natural gas by $3.3 million across the Texas Panhandle Segment during the three months ended March 31, 2011. We maintain business interruption insurance and are pursuing recovery of the lost net revenue above our 30-day deductible. As of March 31, 2012, we have not accrued any amounts related to our business interruption insurance. In addition, during the three months ended March 31, 2012, a third-party owned fractionation plant, which services all of our Panhandle processing plants, experienced downtime for approximately nine days. During that time, we curtailed NGL production through reduced recoveries at our plants as a result of the fractionation plant's impaired capabilities. We estimate that our results for the three months ended March 31, 2012 were negatively impacted by approximately $1.0 million.

Our Texas Panhandle Segment lies within ten counties in Texas and consists of our East Panhandle System and our West Panhandle System. The limited drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on this system. The combination of our contract mix and the high NGL content of the natural gas gathered in the West Panhandle System provides us with a high level of equity NGL and condensate production. As such, any declines in gathering volume from the West Panhandle System must be offset with increases in gathered volumes from other systems on a greater than one-to-one basis in order to maintain our total equity NGL and condensate production. We have seen continued drilling activity in the East Panhandle System by our producer customers as higher NGL prices and continued improvements in horizontal drilling technology and fracturing practices resulted in favorable drilling economics. We have seen and continue to expect drilling activity and the resulting volumes to continue to improve during the remainder of 2012. Accordingly, in early August 2011 and April 2012, we entered into amendments to our Natural Gas Liquids Exchange Agreement with ONEOK to increase the maximum allowable volumes of natural gas liquids that we may deliver from our East Panhandle System to ONEOK for transportation and fractionation services and correspondingly decrease the maximum allowable volumes from our West Panhandle System. The amendments also provided for additional volumes expected after completion of our Woodall and Wheeler Plants in the Granite Wash play, which are discussed below.

Operating Expenses. Operating expenses, including taxes other than income, for the three months ended March 31, 2012, increased $2.8 million as compared to the three months ended March 31, 2011. The increase was primarily driven by increased compensation and benefits related to hirings to support the expansion of the Phoenix-Arrington Ranch Plant, which was completed in the fourth quarter of 2011, and hiring related to our Woodall Plant, which is expected to be completed in the second quarter of 2012. In addition, we also incurred increased maintenance and chemical costs as compared to the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2012 increased $0.4 million from the three months ended March 31, 2011. The increase was due to increased depreciation expense associated with the capital expenditures placed into service during the period.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2012 increased by $26.0 million compared to the three months ended March 31, 2011. The increase was primarily driven by spending related to the construction of our Woodall Plant.

On July 27, 2011, we announced plans to install a 60 MMcf/d cryogenic processing facility in the Granite Wash play in the Texas Panhandle (the "Woodall Plant"). The construction of the Woodall Plant and associated gathering and compression is expected to cost approximately $74 million, of which $24.0 million was spent during the first quarter of 2012. We do not anticipate downtime or reduced throughput volumes across our systems in the Texas Panhandle Segment during the completion of the project. This project has an anticipated startup date of May 2012.

On October 31, 2011, we announced our intention to install a high efficiency cryogenic processing plant in Wheeler County, Texas, in the heart of the Granite Wash play. We expect the installation of the new 60 MMcf/d processing plant (the "Wheeler Plant") and construction of the associated infrastructure to be completed in the second quarter of 2013. The addition of our Woodall and Wheeler Plants to our existing processing infrastructure in the Texas Panhandle Segment, together with the Phoenix-Arrington Ranch Plant Expansion, is in response to incremental processing needs driven by increased drilling activity by producers in the Granite Wash play.

East Texas and Other Midstream Segment

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids and condensate sales	$41,270	$64,519
Intersegment sales - natural gas	9,523	—
Gathering, compression, processing and treating fees	6,561	9,459
Total revenue	57,354	73,978
Cost of natural gas, natural gas liquids and condensate	45,508	58,480
Operating costs and expenses:
Operations and maintenance	5,129	5,384
Impairment	45,522	—
Depreciation and amortization	7,135	6,960
Total operating costs and expenses	57,786	12,344
Operating income from continuing operations	(45,940)	3,154
Discontinued operations (a)	—	452
Operating income (loss)	$(45,940)	$3,606

Capital expenditures	$2,685	$1,028

Realized prices:
Condensate (per Bbl)	$103.65	$89.32
Natural gas (per Mcf)	$2.88	$4.42
NGLs (per Bbl)	$44.60	$44.57
Production volumes:
Gathering volumes (Mcf/d)(b)	292,449	346,750
NGLs (net equity Bbls)	91,344	104,050
Condensate (net equity Bbls)	11,324	17,217
Natural gas (MMbtu/d)(b)	109	2,276
_________________________

(a)	Includes sales of natural gas of $42 to the Upstream Segment for the three months ended March 31, 2011.

(b)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenue and Cost of Natural Gas, NGLs and Condensate. For the three months ended March 31, 2012, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $11.8 million compared to $15.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded revenues associated with deficiency payments of $1.4 million. We receive deficiency payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these deficiency payments, revenues minus cost of natural gas, NGLs and condensate for the three months ended March 31, 2011 would have been $14.1 million. We did not receive deficiency payments in the three months ended March 31, 2012. The decrease, excluding deficiency payments, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, is primarily due to a decrease in gathering and equity volumes and lower natural gas prices.

The gathering volumes for the three months ended March 31, 2012 decreased as compared to the three months ended March 31, 2011, due to natural declines in the production of the existing wells and reduced drilling activity in dry-gas formations related to a decline in natural gas prices.

Operating Expenses. Operating expenses for the three months ended March 31, 2012 decreased $0.3 million compared to the three months ended March 31, 2011 as a result of lower compressor rental costs and production expenses, partially offset by higher maintenance costs.

Impairment. We recorded impairment expense of $45.5 million during the three months ended March 31, 2012 on certain assets due to reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued decline in natural gas prices. No impairment charges were incurred in the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2012 increased $0.2 million compared to the three months ended March 31, 2011. The increase was due to increased depreciation expense associated with the capital expenditures placed into service during the period.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2012 increased $1.7 million compared to the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2011 were offset by the sale of $2.3 million of excess pipe inventory related to the East Texas Mainline expansion project which was cancelled in 2010. Excluding this transaction, capital expenditures in the three months ended March 31, 2012 decreased $0.7 million compared to the same period in 2011, due to fewer capital expenditures on well connects.

Discontinued Operations.  On May 20, 2011, we sold the Wildhorse Gathering System. For the three months ended March 31, 2011, we generated revenues of $5.1 million and income from operations of $0.5 million.

Marketing and Trading Segment

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
Revenues:
Natural gas, oil and condensate sales	$66,582	$24,452
Intersegment sales - natural gas and condensate	(37,819)	—
Total revenue	28,763	24,452
Cost of oil and condensate	13,458	16,885
Intersegment cost of oil and condensate	13,631	7,089
Operating costs and expenses:
Operations and maintenance	—	—
Depreciation, depletion and amortization	30	—
Total operating costs and expenses	30	—
Operating income	$1,644	$478

Capital Expenditures	$142	$—

We formed a crude and condensate marketing subsidiary during the fourth quarter of 2010 to develop and implement marketing uplift strategies surrounding crude oil and condensate production in Alabama and in the Texas Panhandle. In Alabama, we purchase product from our Upstream Segment and certain other working interest owners in the Big Escambia Creek, Fanny Church and Flomaton fields, and seek to increase the value of the product through: (i) blending and treating to lower the gravity and reduce the contaminants, respectively, of the purchased condensate; and (ii) transporting the higher quality condensate to premium market locations. In this regard, neither our Upstream Segment nor the other participating working interest owners bear increased risk in the relocating and treating of the condensate.

In the Texas Panhandle area, we are currently evaluating various storage and transportation opportunities to aggregate our product along with other third-party condensate and move it to more attractive markets.

We also operate a subsidiary to conduct natural gas marketing and trading activities, which began operations during the third quarter of 2011. The purpose of this subsidiary is to capitalize on the physical and financial arbitrage opportunities that naturally extend from our upstream and midstream assets. Where in the past, we generally sold to wholesale buyers at the tailgates and wellheads of our assets, now we hold transportation agreements and move our product to many locations and types of buyers. This strategy diversifies our credit and performance risk and allows us to capitalize on daily, monthly and seasonal changes in market conditions.

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

A commodity-related derivative contract may be designated as a "normal" purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as "normal", the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement. Commodity-related contracts that do not qualify for the normal designation are accounted for as derivatives and are marked-to-market each period.

Revenues for the three months ended ended March 31, 2012 include an unrealized mark-to-market gain of $0.2 million related to the financial derivatives and physical contracts.

Upstream Segment

	Three Months Ended March 31,
	2012 (a)	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$17,465	$5,358
Intersegment sales - condensate	12,489	9,503
Natural gas (b)	7,318	3,394
Intersegment sales - natural gas	2,850	—
NGLs (c)	12,741	5,666
Sulfur (d)	4,257	3,040
Other	139	1,509
Total revenue	57,259	28,470
Operating Costs and expenses:
Operations and maintenance (e)	14,832	8,048
Depletion, depreciation and amortization	22,220	7,230
Impairment	—	324
Total operating costs and expenses	37,052	15,602
Operating income	$20,207	$12,868

Capital expenditures	$27,228	$5,662

Realized average prices (f):
Oil and condensate (per Bbl)	$92.46	$75.54
Natural gas (per Mcf)	$2.48	$4.07
NGLs (per Bbl)	$45.10	$56.22
Sulfur (per Long ton)	$145.70	$163.75
Production volumes:
Oil and condensate (Bbl)	323,944	196,733
Natural gas (Mcf)	4,095,805	832,305
NGLs (Bbl)	278,731	99,358
Total (Mcfe)	7,711,855	2,608,851
Sulfur (Long ton)	28,992	18,535
________________________

(a)	Includes operations related to the acquisition of Crow Creek Energy starting on May 3, 2011

(b)	Revenues include a change in the value of product imbalances by $(6) and $7 for the three months ended March 31, 2012 and 2011, respectively.

(c)	Revenues include a change in the value of product imbalances by $171 and $80 for the three months ended March 31, 2012 and 2011, respectively.

(d)	Revenues include a change in the value of product imbalances by $33 and $5 for the three months ended March 31, 2012 and 2011, respectively.

(e)	Includes purchase of natural gas of $42 from the East Texas and Other Midstream Segment for the three months ended March 31, 2011.

(f)	Calculation does not include impact of product imbalances.

Revenue. For the three months ended March 31, 2012, Upstream Segment revenues increased by $28.8 million as compared to the three months ended March 31, 2011.  The addition of production volumes from the acquisition of Crow Creek Energy, which closed on May 3, 2011, positively impacted the Upstream Segment's revenues by $24.5 million during the three months ended March 31, 2012. In addition to the acquisition, revenues increased due to higher realized prices for oil during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

In August 2010, we announced that our East Texas oil and natural gas production was temporarily shut-in due to an unscheduled shut-down of the Eustace processing facility owned and operated by a third-party. The shut-down involved replacing all of the tubes in the reaction furnace's waste heat recovery unit, replacing the catalyst in the sulfur recovery unit and other equipment repairs. The operator originally estimated that the shut-down would take 30 to 45 days to complete, but the facility was not brought back into service until March 11, 2011. The shut-in negatively impacted our net revenues from January 1, 2011 to March 11, 2011 by approximately $3.9 million (excluding recoveries). As of March 31, 2011, we had recognized $5.0 million related to our business interruption insurance claim in other revenue, of which $2.0 million was recognized in the three months ended March 31, 2011 and $3.0 million was recognized in the fourth quarter of 2010. The maximum recovery under our business interruption insurance policy is $5.0 million per occurrence.

In March 2012, we completed a scheduled turnaround of our Flomaton facility in Escambia County, Alabama to make certain equipment repairs and routine inspections of equipment. During the turnaround, both the Flomaton facility and all wells in the Flomaton and Fanny Church fields were shut-in. The duration of the plant turnaround and the field shut-in was approximately twelve days. We estimate the revenue impact due to the loss of production was approximately $0.5 million and the turnaround expense was approximately $0.6 million.

During the three months ended March 31, 2012, sulfur revenue was $4.3 million as compared to revenue of $3.0 million during the three months ended March 31, 2011. The increase is due primarily to higher sulfur production volumes in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, as the third-party owned processing facility servicing our East Texas production was shut-in for the majority of the 2011 period. The impact of the reduced production was partially offset by higher sulfur market prices, which were approximately $172 per long ton at the Tampa, Florida market hub for the three months ended March 31, 2012 as compared to approximately $185 per long ton for the three months ended March 31, 2011. On April 30, 2012, sulfur priced at $180 per long ton at the Tampa, Florida market for the second quarter of 2012. Our net realized price is lower than the price set at the Tampa, Florida hub due to transportation and marketing deductions and charges. These charges vary depending on how far from the Tampa, Florida market our product is produced.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, increased by $6.8 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The increase is due to an increase in production expenses and severance tax related to the increase in production, of which $5.7 million was directly related to the operation of the properties acquired in the acquisition of Crow Creek Energy during the three months ended March 31, 2012. Included within operating expenses for the three months ended March 31, 2012are approximately $1.1 million of post-production expenses, which includes transportation, compression, and processing expenses.

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $15.0 million for the three months ended March 31, 2012, as compared to the same period in the prior year.  The increase was primarily due to $12.9 million of depletion and amortization expense incurred during the three months ended March 31, 2012 for the properties acquired from Crow Creek Energy.

Impairment.  There were no impairment charges incurred during the three months ended March 31, 2012. During the three months ended March 31, 2011, we incurred impairment charges of $0.3 million related to certain wells in our unproved properties that we determined would not be economical to develop.

Capital Expenditures.  Capital expenditures increased by $21.6 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.   During the three months ended March 31, 2012, we drilled and completed two gross operated wells and participated in eight gross non-operated wells on leases in the Mid-Continent region, and drilled and completed one gross operated well in both East Texas and Alabama. Additionally, during the three months ended March 31, 2012, we conducted seven recompletions and capital workovers across our operations.

Corporate and Other Segment

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
Revenues:
Realized commodity derivative gains (losses)	$6,163	$(6,447)
Unrealized commodity derivative losses	(14,771)	(53,998)
Intersegment elimination - Sales of natural gas and condensate	(12,489)	(9,503)
Total revenue	(21,097)	(69,948)
Intersegment elimination - Cost of natural gas and condensate	(13,631)	(7,089)
General and administrative	16,841	11,776
Intersegment elimination - Operations and maintenance	—	(42)
Depreciation and amortization	392	387
Operating loss	(24,699)	(74,980)
Other income (expense):
Interest income	—	—
Interest expense	(10,241)	(3,221)
Unrealized interest rate derivative gains	1,796	2,565
Realized interest rate derivative losses	(3,375)	(5,227)
Other expense	(49)	(50)
Total other expense	(11,869)	(5,933)
Loss from continuing operations before taxes	(36,568)	(80,913)
Income tax expense (benefit)	(91)	(42)
Loss from continuing operations	(36,477)	(80,871)
Discontinued operations, net of tax	—	266
Segment loss	$(36,477)	$(80,605)

Revenue. Our Corporate and Other Segment's revenue consists of our intersegment eliminations and our commodity derivatives activity. Our commodity derivatives activities impact our Corporate and Other Segment revenues through (i) the unrealized, non-cash, mark-to-market of our commodity derivatives scheduled to settle in future periods; and (ii) the realized gains or losses on our commodity derivatives settled in the indicated period. Our unrealized commodity gains and losses reflect the change in the mark-to-market value of our derivative position from the beginning of a period to the end.  In general, the change in the mark-to-market value of our derivative position may be due to several factors including the settlement of derivative instruments during the period, the addition of new derivative positions during the period, changes in the forward curves of the underlying commodities from the beginning to the end of the period, changes in interest rates used in the mark-to-market calculations from the beginning to the end of the period and the passage of time during the period.

During the three months ended March 31, 2012, unrealized losses in our commodity derivative portfolio decreased, as compared to the unrealized losses recorded for the three months ended March 31, 2011, due to the hedging contracts we assumed in the acquisition of Crow Creek Energy and to decreases in the natural gas forward curve.

We recognized realized commodity derivative gains during the three months ended March 31, 2012, compared to realized commodity derivative losses during the three months ended March 31, 2011. The increase in the realized gains for the three months ended March 31, 2012, as compared to the same period in the prior year, was due to the settlement of contracts assumed in the acquisition of Crow Creek Energy and lower natural gas and NGL market prices during the three months ended March 31, 2012, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the three months ended March 31, 2012 and 2011, our Upstream Segment sold condensate to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the three months ended March 31, 2011, our East Texas and Other Midstream Segment sold natural gas to our Upstream Segment to be used as fuel.

General and Administrative Expenses. General and administrative expenses increased by $5.1 million for the three months ended March 31, 2012 as compared to the same period in 2011. This increase was due to higher salaries and benefits, as we increased our headcount due to the acquisition of Crow Creek Energy, and to higher insurance expense related to the increase in our insurable property and to higher insurance rates.

At the present time, we do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consists of both realized and unrealized gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. On June 22, 2011, we terminated a $150 million notional amount 2.56% fixed rate interest rate swap at a total cost of $5.0 million, and extended the maturity of $250 million notional amount of our 4.095% fixed rate interest rate swaps from December 31, 2012 to June 22, 2015 with a fixed rate of 2.95%. During the three months ended March 31, 2012, our realized settlements losses decreased by about $1.9 million as compared to the three months ended March 31, 2011, as a result of increased LIBOR rates in 2012 and due to the two transactions described above. For the three months ended March 31, 2012, we recognized an unrealized gain of $1.8 million as compared to unrealized losses of $2.6 million during the same period in 2011, as a result of an decrease in the forward interest rate curves. These unrealized mark-to-market losses did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $7.0 million during the three months ended March 31, 2012 as compared to the prior year.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  On May 27, 2011, we issued $300 million of senior unsecured notes (which were exchanged for registered notes on February 15, 2012) with a coupon of 8 3/8%, and on June 22, 2011, we entered into an Amended and Restated Credit Agreement, which bears interest currently at LIBOR plus 2.25%.  The increase in interest expense is due to the transactions discussed above and to higher LIBOR rates during 2012, as compared to the same period in 2011.

Income Tax (Benefit) Provision. Income tax provision for 2012 and 2011 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are subject to federal income taxes (the "C Corporations").

Discontinued Operations. On May 24, 2010, we completed the sale of our fee mineral and royalty interests as well as our equity investment in Ivory Working Interests, L.P. (collectively, the "Minerals Business"). During the three months ended March 31, 2011, we received payments of $0.3 million related to pre-effective date operations and recorded this amount as part of discontinued operations.

Adjusted EBITDA

Adjusted EBITDA, as defined under "-Non-GAAP Financial Measures," increased by $32.5 million from $30.3 million for the three months ended March 31, 2011 to $62.8 million for the three months ended March 31, 2012.

As described above, revenues minus cost of natural gas and NGLs for the Midstream Business (excluding unrealized gains from the Marketing and Trading Segment) increased by $0.9 million during the three months ended March 31, 2012, as compared to the comparable period in 2011. The Upstream Segment revenues increased $28.9 million during the three months ended March 31, 2012, as compared to the comparable period in 2011. Intercompany eliminations revenues minus cost of natural gas and condensate resulted in a $3.6 million increase. Our Corporate and Other Segment's realized commodity derivatives loss decreased by $12.6 million during the three months ended March 31, 2012 as compared to the comparable period in 2011. This resulted in total incremental revenues minus cost of natural gas and NGLs increasing by $45.9 million during the three months ended March 31, 2012 as compared to the comparable period in 2011.  The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives, which includes the amortization of put premiums and other derivative costs, and the non-cash mark-to-market Upstream Segment imbalances, none of which are included in the calculation of Adjusted EBITDA.

Operating expenses (including taxes other than income) for our Midstream Business increased by $2.6 million for the three months ended March 31, 2012, as compared to the same period in 2011, and operating expenses (including taxes other than income) for the Upstream Segment increased $6.8 million for the three months ended March 31, 2012, as compared to the comparable period in 2011.

General and administrative expenses, excluding the impact of non-cash compensation charges related to our long-term incentive program and other non-recurring items and captured within our Corporate and Other Segment, increased during the three months ended March 31, 2012 by $3.8 million as compared to the respective period in 2011.

As a result, revenues (excluding the impact of unrealized commodity derivative activity) minus cost of natural gas, NGLs and condensate for the three months ended March 31, 2012, as compared to the same period in 2011, increased by $45.9 million, operating expenses increased by $9.4 million, and general and administrative expenses increased by $3.8 million.  The increases in revenues minus the cost of natural gas, NGLs and condensate, while partially offset by the increases in operating costs and general and administrative expenses, resulted in an increase to Adjusted EBITDA for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, issuances of equity and debt securities and borrowings under our revolving credit facility. Our primary cash requirements have included general and administrative expenses, operating expenses, maintenance and growth capital expenditures, short-term working capital needs, interest payments on our outstanding debt, distributions to our unitholders and acquisitions of new assets or businesses. In 2010, we issued approximately 21.6 million warrants entitling holders to purchase a common unit of Eagle Rock for a price of $6.00 on certain designated exercise dates through May 2012. During the three months ended March 31, 2012, 3,159,624 warrants were exercised for which we received proceeds of $19.0 million. A total of approximately 2,548,081 warrants remained outstanding as of March 31, 2012. The final exercise date for the warrants is May 15, 2012, after which the warrants expire with no further value.

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

Our current 2012 capital budget anticipates that we will spend approximately $280 million in total in 2012. Our capital expenditures, excluding acquisitions, were approximately $64.2 million for the three months ended March 31, 2012, of which $8.0 million related to maintenance capital expenditures and $56.2 million related to growth capital expenditures.

We expect our capital expenditures to increase in response to environmental compliance associated with sulfur dioxide (SO2) emissions.  We have certain permit obligations to lower our SO2 emissions at our Alabama plant operations.  Additionally, in mid-2010, the EPA enacted new 2010 NAAQS which substantially lowered the emissions limits for SO2 and mandated timelines for compliance.  In order to fulfill our permit obligations, comply with the new 2010 NAAQS requirements, and replace and upgrade certain aging assets in the our Alabama facilities, we expect to spend approximately $50 million over the next two years to enhance the SO2 recovery capabilities at our Alabama operations.  The expected facility upgrades to our Alabama operations should not only increase the marketable sulfur recovered from the inlet gas stream, but also are anticipated to reduce plant fuel consumption, improve the plant's operating reliability and extend the plant's operating life. Management does not anticipate, however, that the required spending will generate returns consistent with our internal rate of return thresholds for discretionary capital investment. At this time, management has identified no other operational areas impacted by the 2010 NAAQS.

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

Revolving Credit Facility

On June 22, 2011, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, BNP Paribas, as documentation agent, and the other lenders who are parties to the Credit Agreement.
The revolving credit facility under the Credit Agreement consists of aggregate commitments of $675 million that may, at our request and subject to the terms and conditions of the Credit Agreement, be increased up to a total aggregate amount of $1.2 billion. Availability under the revolving credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of March 31, 2012, our borrowing base exceeded our total commitments of $675 million, and we had approximately $156.5 million of availability under the revolving credit facility. The Credit Agreement matures on June 22, 2016.
Senior Unsecured Notes
On May 27, 2011, we completed the sale of $300 million of our 8 3/8% senior unsecured notes (the "Senior Notes") through a private placement. The Senior Notes will mature on June 1, 2019, and interest is payable on June 1 and December 1 each year, commencing December 1, 2011. We used the net proceeds of approximately $290.3 million to repay borrowings outstanding under our revolving credit facility. The Partnership filed a registration statement on Form S-4 with the Securities and Exchange Commission which became effective on January 12, 2012 and all of the Senior Notes were exchanged for registered notes as of February 15, 2012.

Debt Covenants

Our revolving credit facility requires us to maintain certain leverage, current and interest coverage ratios. As of March 31, 2012 we were in compliance with all of our debt covenants, and we believe that we will remain in compliance with our financial covenants through 2012. Our financial covenant requirements and actual ratios as of March 31, 2012 are as follows:

	Per Credit Agreement	Actual
Interest coverage ratio	2.5 (Min)	4.7
Leverage ratio	4.5 (Max)	3.3
Current ratio	1.0 (Min)	1.8

Our goal is to maintain our ratio of outstanding debt to Adjusted EBITDA, or "leverage ratio," at or below 3.5 on a sustained basis. We believe this leverage ratio level to be appropriate for our business.  We expect our efforts to maintain or reduce our leverage ratio during 2012 will be primarily through investing in attractive growth opportunities that will increase our Adjusted EBITDA. We also expect our leverage ratio to benefit from any exercise of our 2,548,081 warrants outstanding as of March 31, 2012, which carry an exercise price of $6.00 per common unit and expire on May 15, 2012. Proceeds to us from the remaining warrants, if exercised in full, would total approximately $15 million. It is our intention to use future proceeds from warrants being exercised, if any, to pay for general partnership purposes, including to pay down borrowings outstanding under our revolving credit facility, absent any organic growth or acquisition opportunities.

Our senior notes are issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At March 31, 2012, we were in compliance with our covenants under the senior notes indenture.

For a further discussion of our Credit Agreement and senior notes see Note 8 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

Cash Distributions

On January 26, 2012, we declared our fourth quarter 2011 cash distribution of $0.21 per unit to our common unitholders of record as of the close of business on February 7, 2012. The distribution was paid on February 14, 2012.

On April 24, 2012, we declared our first quarter 2012 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on May 8, 2012 (excluding certain restricted unit grants). The distribution will be paid on May 15, 2012.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of March 31, 2012, working capital was a negative $29.1 million as compared to a negative $45.3 million as of December 31, 2011.

The net increase in working capital of $16.2 million from December 31, 2011 to March 31, 2012 resulted primarily from the following factors:

•	trade accounts receivable increased by $9.2 million primarily from the impact of higher revenues due to higher crude and condensate prices;

•
risk management net working capital balance increased by a net $4.6 million as a result of changes in current portion of mark-to-market unrealized positions as a result of decreases to the forward natural gas and NGL price curves;

•	accounts payable decreased by $6.1 million primarily as a result of activities and timing of payments, including capital expenditure activities, partially offset by;

•	accrued liabilities increased by $3.6 million primarily reflecting accrued interest and the timing of payment of unbilled expenditures related primarily to capital expenditures; and

•	cash balances and marketable securities decreased overall by $0.7 million.

Cash Flows for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Cash Flow from Operating Activities. Cash flows from operating activities increased $19.4 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to an increase in our results of operations from our acquisition of Crow Creek Energy.  The increase in cash flow from operations was offset by our payment of $1.1 million to partially unwind certain commodity derivative contracts. We did not make any payments to unwind any derivative contracts during the three months ended March 31, 2011. Declines in natural gas prices during the three months ended March 31, 2012 resulted in us realizing net settlement gains on our commodity derivatives, of which $3.6 million was reclassed to cash flows from financing activities.

Cash Flows from Investing Activities. Cash flows used in investing activities for the three months ended March 31, 2012 were $69.6 million as compared to cash flows used in investing activities of $16.8 million for the three months ended March 31, 2011. The key difference between periods is the increase in our net cash outlay of $52.4 million for capital expenditures, in particular spending related to our Woodall Plant, as well as increased drilling in our Upstream Segment.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the three months ended March 31, 2012 were $29.9 million as compared to cash flows used in financing activities of $7.7 million for the three months ended March 31, 2011. Key differences between periods include net borrowings under our revolving credit facility of $34.7 million during the three months ended March 31, 2012 as compared to net repayments of $22.3 million to our revolving credit facility during the three months ended March 31, 2011.  Cash outflows related to our distributions increased to $27.3 million during the three months ended March 31, 2012 as compared to $12.8 million during the three months ended March 31, 2011 as a result of increasing our quarterly distribution from $0.15 for the payments made in the first quarter 2011 (for the fourth quarter of 2010) to $0.21 paid in the first quarter of 2012 (for the fourth quarter of 2011). We also received $19.0 million due to the exercise of warrants during the three months ended March 31, 2012, as compared to $27.3 million from the exercise of warrants during the same period in 2011.

Hedging Strategy

We use a variety of hedging instruments such as fixed-price swaps, costless collars and put options to manage our risks related to our commodity price and interest rate exposure. At times our hedging strategy may involve adjusting strike prices of existing hedges to better reflect current market conditions or to meet other corporate objectives.  In addition, we may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Hedge transactions such as these impact our liquidity in that we are required to pay the present value of the difference between the hedged price and the current futures price.  These transactions also increase our exposure to the counterparties through which we execute the hedges. Under this strategy, during the three months ended March 31, 2012, we partially unwound two 2013 calendar year WTI crude oil swaps, totaling 28,400 barrels per month, at a cost of about $1.1 million. We were using these WTI crude oil swaps to hedge against changes in NGL prices. To continue hedging these NGL volumes, we entered into two calendar year 2013 propane swaps totaling 2,100,000 gallons per month. For further description of our hedging activity, see Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements and Supplementary Data starting on page 2 of this Form 10-Q.

Off-Balance Sheet Obligations.

We have no off-balance sheet transactions or obligations.

Recent Accounting Pronouncements

For recent accounting pronouncements, please see Note 3 of our unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements and Supplementary Data starting on page 2 of this Form 10-Q.

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

The following table sets forth a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2012	2011
Reconciliation of Adjusted EBITDA to net cash flows provided by (used in) operating activities and net income:
Net cash flows provided by operating activities	$38,989	$19,634
Add (deduct):
Discontinued operations	—	718
Depreciation, depletion, amortization and impairment	(84,816)	(24,022)
Amortization and write-offs of debt issuance costs and discounts	(699)	(240)
Risk management portfolio value changes	(11,715)	(51,433)
Reclassing financing derivative settlements	3,617	—
Other	(2,271)	(1,145)
Accounts receivable and other current assets	9,664	23,917
Accounts payable, due to affiliates and accrued liabilities	(2,913)	(21,188)
Other assets and liabilities	(189)	42
Net income	(50,333)	(53,717)
Add (deduct):
Interest (income) expense net	13,664	8,498
Depreciation, depletion, amortization and impairment	84,816	24,022
Income tax benefit	(91)	(42)
EBITDA	48,056	(21,239)
Add:
Risk management portfolio value changes	12,975	51,433
Unrealized gains/losses from other derivative activity	(203)	—
Restricted unit compensation expense	2,194	910
Non-cash mark-to-market Upstream imbalances	(198)	(92)
Discontinued operations	—	(718)
ADJUSTED EBITDA	$62,824	$30,294

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

We frequently use financial derivatives ("hedges") to reduce our exposure to commodity price risk. We have implemented a Risk Management Policy which allows management to execute crude oil, natural gas liquids and natural gas hedging instruments, which may include swaps, collars, options and other derivatives, in order to reduce exposure to substantial adverse changes in the prices of these commodities. These hedges are only intended to mitigate the risk associated with our natural physical position. We monitor and ensure compliance with this Risk Management Policy through senior level executives in our operations, finance and legal departments.

We have not designated our contracts as accounting hedges based on authoritative guidance. As a result, we mark our derivatives to market with the resulting change in fair value being included in our statement of operations. As of March 31, 2012, our commodity hedge portfolio totaled a net asset position of $29.3 million, consisting of assets aggregating $72.3 million and liabilities aggregating $43.0 million. For additional information about our hedging activities and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

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

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations. As of March 31, 2012, the fair value liability of these interest rate contracts totaled approximately $22.2 million.

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

Our derivative counterparties include BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron & Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank and Royal Bank of Canada.

Item 4. Controls and Procedures

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

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2011, under the headings “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2012, certain entities affiliated with Eagle Rock Holdings, L.P. and Natural Gas Partners (collectively, the "NGP Parties") exercised 200,000 warrants to purchase common units, and Eagle Rock Energy Partners, L.P. (the "Partnership") issued an equivalent number of common units, for an aggregate exercise price of $1.2 million. The warrants were initially issues in a transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) thereunder in connection with the Partnership's June 2010 rights offering. Similarly, the issuance of the common units upon exercise of the warrants occurred in a transaction exempt from the registration requirements of the Securities Act purchase to Section 4(2) thereunder.

We did not repurchase any of our common units during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750))

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

10.1**†	Eagle Rock Energy G&P, LLC 2012 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 10, 2012)

10.2	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.3
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services, L.P. (successor to ONEOK Texas Field Services, L.P.) dated April 6, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 12, 2012)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2012.

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

10.1**†	Eagle Rock Energy G&P, LLC 2012 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 10, 2012)

10.2	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.3
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services, L.P. (successor to ONEOK Texas Field Services, L.P.) dated April 6, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 12, 2012)

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