Form 10-Q
period 2012-09-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2012-11-02
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012
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

The issuer had 147,433,375 common units outstanding as of October 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194	$877
Accounts receivable (a)	96,637	97,832
Risk management assets	33,963	13,080
Prepayments and other current assets	13,547	13,739
Total current assets	144,341	125,528
PROPERTY, PLANT AND EQUIPMENT — Net	1,792,414	1,763,674
INTANGIBLE ASSETS — Net	85,917	109,702
DEFERRED TAX ASSET	1,449	1,432
RISK MANAGEMENT ASSETS	14,354	24,290
OTHER ASSETS	44,414	21,062
TOTAL	$2,082,889	$2,045,688

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$135,960	$145,985
Accrued liabilities	29,753	12,734
Taxes payable	372	487
Risk management liabilities	1,396	11,649
Total current liabilities	167,481	170,855
LONG-TERM DEBT	875,446	779,453
ASSET RETIREMENT OBLIGATIONS	35,145	33,303
DEFERRED TAX LIABILITY	43,898	45,216
RISK MANAGEMENT LIABILITIES	3,012	6,893
OTHER LONG TERM LIABILITIES	2,522	2,621
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY (b)	955,385	1,007,347
TOTAL	$2,082,889	$2,045,688
________________________

(a)	Net of allowance for bad debt of $1,011 as of September 30, 2012 and $1,347 as of December 31, 2011.

(b)
143,830,873 and 127,606,229 common units were issued and outstanding as of September 30, 2012 and December 31, 2011, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 3,590,827 and 2,560,110 as of September 30, 2012 and December 31, 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$184,494	$264,119	$580,152	$732,491
Gathering, compression, processing and treating fees	13,604	11,567	35,566	37,116
Commodity risk management (losses) gains	(35,503)	94,313	51,854	68,206
Other revenue	794	141	3,976	1,406
Total revenue	163,389	370,140	671,548	839,219
COSTS AND EXPENSES:
Cost of natural gas, natural gas liquids, and condensate	110,430	166,293	338,798	486,286
Operations and maintenance	27,074	24,897	81,685	66,323
Taxes other than income	4,748	4,556	14,518	13,061
General and administrative	16,807	16,068	52,384	43,746
Other operating income	—	—	—	(2,893)
Impairment	55,900	9,870	122,824	14,754
Depreciation, depletion and amortization	40,395	35,040	118,043	90,314
Total costs and expenses	255,354	256,724	728,252	711,591
OPERATING (LOSS) INCOME	(91,965)	113,416	(56,704)	127,628
OTHER EXPENSE:
Interest expense, net	(14,199)	(10,050)	(35,087)	(19,579)
Interest rate risk management losses	(1,118)	(6,878)	(4,160)	(11,183)
Other income (expense), net	1	(3)	(44)	(167)
Total other expense	(15,316)	(16,931)	(39,291)	(30,929)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(107,281)	96,485	(95,995)	96,699
INCOME TAX BENEFIT	(386)	(1,077)	(556)	(1,810)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(106,895)	97,562	(95,439)	98,509
DISCONTINUED OPERATIONS, NET OF TAX	—	(197)	—	210
NET (LOSS) INCOME	$(106,895)	$97,365	$(95,439)	$98,719

NET INCOME PER COMMON UNIT—BASIC AND DILUTED:
Income from Continuing Operations
Common units - Basic	$(0.78)	$0.78	$(0.74)	$0.92
Common units - Diluted	$(0.78)	$0.76	$(0.74)	$0.88
Discontinued Operations
Common units - Basic	$—	$—	$—	$—
Common units - Diluted	$—	$—	$—	$—
Net Income
Common units - Basic	$(0.78)	$0.78	$(0.74)	$0.92
Common units - Diluted	$(0.78)	$0.76	$(0.74)	$0.88
Weighted Average Units Outstanding (in thousands)
Common units - Basic	138,059	122,575	132,710	105,042
Common units - Diluted	138,059	128,077	132,710	111,657
 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
($ in thousands, except unit amounts)

	Number of Common Units	Common Units
BALANCE — December 31, 2011	127,606,229	$1,007,347
Net loss	—	(95,439)
Distributions	—	(86,773)
Vesting of restricted units	145,562	—
Exercised warrants	5,300,588	31,804
Repurchase of common units	(32,526)	(292)
Equity based compensation	—	8,092
Common units issued in equity offering	10,811,020	94,838
Unit issuance costs for equity offering	—	(4,192)
BALANCE — September 30, 2012	143,830,873	$955,385

 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(95,439)	$98,719
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(210)
Depreciation, depletion and amortization	118,043	90,314
Impairment	122,824	14,754
Amortization of debt issuance costs	2,425	1,688
Reclassing financing derivative settlements	(11,964)	(3,706)
Equity-based compensation	8,092	3,441
Loss on sale of assets	34	701
Other operating income	—	(2,893)
Other	578	(1,271)
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(1,105)	(1,020)
Prepayments and other current assets	(871)	(180)
Risk management activities	(25,081)	(114,403)
Accounts payable	(23,662)	(11,063)
Accrued liabilities	17,019	10,972
Other assets	1,807	(376)
Other current liabilities	(1,700)	(516)
Net cash provided by operating activities	111,000	84,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(223,333)	(79,811)
Acquisitions, net of cash acquired	—	(220,326)
Proceeds from sale of assets	215	5,712
Deposit for acquisition	(22,750)	—
Purchase of intangible assets	(3,836)	(3,122)
Net cash used in investing activities	(249,704)	(297,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	663,550	826,379
Repayment of long-term debt	(814,050)	(913,379)
Proceeds from senior notes	246,253	297,837
Payment of debt issuance costs	(5,081)	(16,800)
Proceeds from derivative contracts	11,964	3,706
Common unit issued in equity offerings	94,838	—
Issuance costs for equity offerings	(4,192)	—
Exercise of warrants	31,804	78,239
Repurchase of common units	(292)	(119)
Distributions to members and affiliates	(86,773)	(49,080)
Net cash provided by financing activities	138,021	226,783
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(574)
Net cash used in discontinued operations	—	(574)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(683)	13,613
CASH AND CASH EQUIVALENTS—Beginning of period	877	4,049
CASH AND CASH EQUIVALENTS—End of period	$194	$17,662

NONCASH INVESTING AND FINANCING ACTIVITIES:
Units issued for acquisitions	$—	$336,125
Transaction fees, not paid	$—	$706
Investments in property, plant and equipment, not paid	$14,700	$28,860
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$22,555	$8,700
Cash paid for taxes	$793	$1,205
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business—Eagle Rock Energy Partners, L.P. ("Eagle Rock Energy" or the "Partnership") is a domestically-focused growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting natural gas; fractionating and transporting natural gas liquids ("NGLs"); crude oil logistics and marketing; and natural gas marketing and trading (collectively the "Midstream Business"); and (ii) developing and producing interests in oil and natural gas properties (the "Upstream Business"). The Partnership's midstream assets are located in four significant natural gas producing regions: (i) the Texas Panhandle; (ii) East Texas/Louisiana; (iii) South Texas; (iv) and the Gulf of Mexico. These four regions are productive, mature, natural gas producing basins that have historically experienced significant drilling activity. Natural gas transported to the Partnership's gas processing plants, either in the Partnership's pipelines or third party pipelines, is treated to remove contaminants and conditioned or processed into marketable natural gas and NGLs. The Partnership reports its Midstream Business results through three segments: the Texas Panhandle Segment, the East Texas and Other Midstream Segment and the Marketing and Trading Segment.  The Partnership's upstream assets are located in four significant oil and gas producing regions: (i) Southern Alabama (which includes the associated gathering, processing and treating assets); (ii) Mid-Continent (which includes areas in Oklahoma, Arkansas, Texas Panhandle and North Texas); (iii) Permian (which includes areas in West Texas); and (iv) East Texas/South Texas/Mississippi. The Partnership reports its Upstream Business through one segment.

The general partner of Eagle Rock Energy is Eagle Rock Energy GP, L.P., and the general partner of Eagle Rock Energy GP, L.P. is Eagle Rock Energy G&P, LLC, both of which are wholly-owned subsidiaries of the Partnership.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of the Partnership's major accounting policies. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At September 30, 2012 and December 31, 2011, the Partnership had $3.2 million and $1.4 million, respectively, of crude oil finished goods inventory, which is recorded as part of Other Current Assets within the unaudited condensed consolidated balance sheet.

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

For its oil and natural gas long-lived assets, accounted for utilizing the successful efforts method, the Partnership reviews its proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a negative revision to the proved reserves estimates, unfavorable projections of future prices, the timing of future production and estimates of future costs to produce the oil and natural gas. Unproved properties (both individually significant and insignificant) are assessed periodically within specific geographic areas and, if necessary, impairments are charged to expense.

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

The Partnership's Upstream Segment recognizes natural gas revenues based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  For the Upstream Segment, as of September 30, 2012, the Partnership had long-term payables totaling $1.4 million. For the Upstream Segment, as of December 31, 2011, the Partnership had imbalance receivables totaling $0.3 million and long-term payables totaling $1.6 million.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the

Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of September 30, 2012, the Partnership had imbalance receivables totaling $0.1 million and imbalance payables totaling $2.0 million. For the Midstream Business, as of December 31, 2011, the Partnership had imbalance receivables totaling $0.6 million and imbalance payables totaling $0.5 million. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

NOTE 4. PROPERTY PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Land	$2,607	$2,607
Plant	332,461	290,460
Gathering and pipeline	663,521	681,227
Equipment and machinery	37,323	31,720
Vehicles and transportation equipment	4,115	4,169
Office equipment, furniture, and fixtures	1,186	1,318
Computer equipment	10,771	9,539
Linefill	4,307	4,324
Proved properties	1,178,251	1,050,872
Unproved properties	58,537	91,363
Construction in progress	66,661	56,588
	2,359,740	2,224,187
Less: accumulated depreciation, depletion and amortization	(567,326)	(460,513)
Net property plant and equipment	$1,792,414	$1,763,674

The following table sets forth the total depreciation, depletion, capitalized interest costs and impairment expense by type of asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Depreciation	$14,428	$13,509	$42,805	$40,612
Depletion	$23,422	$18,612	$66,775	$40,918

Capitalized interest costs	$256	$131	$987	$203

Impairment expense:
Proved properties (a)	$20,060	$9,705	$20,060	$9,705
Unproved properties (b)	$—	$165	$785	$489
Plant assets (c)(d)	$32,551	$—	$39,896	$4,560
Pipeline assets (d)	$1,124	$—	$42,899	$—
________________________________

(a)
During the three and nine months ended September 30, 2012, the Partnership incurred impairment charges in its Upstream Business related to its proved properties in the Barnett Shale that experienced reduced revenues resulting from lower natural gas prices and continuing high operating costs associated with gas compression. During the three and nine months ended September 30, 2011, the Partnership incurred impairment charges in its Upstream Business related to certain proved properties in the Jourdanton Field in South Texas, which included plans for five future drilling locations that we have determined not to pursue due to the current natural gas price environment.

(b)
During the nine months ended September 30, 2012, the Partnership incurred impairment charges in its Upstream Business related to certain unproved property leaseholds expected to expire undrilled in 2013. During the three and nine months ended September 30, 2011, the Partnership incurred impairment charges in its Upstream Business related to (i) certain legacy drilling locations in its unproved properties which it no longer intends to develop based on the performance of offsetting wells and (ii) certain drilling locations in its unproved properties which it no longer intends to develop.

(c)	During the nine months ended September 30, 2011, the Partnership recorded an impairment charge in its Texas Panhandle Segment to fully write-down its idle Turkey Creek plant.

(d)
During the three and nine months ended September 30, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain plants and pipelines in its East Texas and Other Midstream Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012, (ii) the loss of significant gathering contracts on its Panola system during the three and nine months ended September 30, 2012, and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Isaac in August 2012. The value of assets for both the Panola system and the Yscloskey plant have been fully written down.

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2012	2011
	($ in thousands)
Asset retirement obligations—December 31	$33,303	$24,711
Additional liabilities	1,546	143
Liabilities settled	(1,584)	(264)
Revision to liabilities	173	—
Additional liability related to acquisitions	—	4,439
Accretion expense	1,707	1,274
Asset retirement obligations—September 30	$35,145	$30,303

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. The amortization period for the Partnership's rights-of-way and easements is 20 years. The amortization periods for contracts range from 5 to 20 years.  Intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Rights-of-way and easements—at cost	$99,172	$99,143
Less: accumulated amortization	(29,457)	(25,570)
Contracts	106,010	121,387
Less: accumulated amortization	(89,808)	(85,258)
Net intangible assets	$85,917	$109,702

The following table sets forth amortization and impairment expense by type of intangible asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Amortization	$2,535	$2,919	$8,437	$8,784

Impairment expense:
Rights-of-way (a)	$93	$—	$3,808	$—
Contracts (a)	$2,072	$—	$15,376	$—
_____________________________________

(a)
During the three and nine months ended September 30, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain rights-of-way and contracts in its East Texas and Other Midstream Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activities due to the continued decline in natural gas prices during the first three months of 2012 and (ii) the termination of significant gathering contracts on its Panola system during the three and nine months ended September 30, 2012. The value of the contracts and rights-of-way related to the Panola system have been fully written down (see Note 11).

Estimated future amortization expense related to the intangible assets at September 30, 2012, is as follows (in thousands):

Year ending December 31,
2012	$2,476
2013	$8,825
2014	$6,099
2015	$6,099
2016	$6,084
Thereafter	$56,334

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Revolving credit facility:	$331,000	$481,500
Senior notes:
8.375% senior notes due 2019	550,000	300,000
Unamortized bond discount	(5,554)	(2,047)
Total senior notes	544,446	297,953
Total long-term debt	$875,446	$779,453
The Partnership currently pays an annual fee of 0.45% on the unused commitment under the revolving credit facility. As of September 30, 2012, the Partnership had approximately $15.6 million of outstanding letters of credit and approximately $328.5 million of availability under its revolving credit facility, based on total commitments and before considering covenant limitations.
As of September 30, 2012, the Partnership was in compliance with the financial covenants under the revolving credit facility.
Senior Notes
On July 13, 2012, the Partnership, along with its subsidiary, Eagle Rock Energy Finance Corp. ("Finance Corp"), as co-issuer and certain subsidiary guarantors, completed the sale of an additional $250.0 million of 8.375% senior unsecured notes due 2019 (the "Senior Notes") through a private placement exempt from the registration requirements of the Securities Act of 1933. After the original issue discount of $3.7 million and excluding related offering expenses, the Partnership received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under its revolving credit facility. This issuance supplemented the Partnership's prior $300.0 million of Senior Notes issued in May 2011, all of which are treated as a single series.
The Senior Notes will mature on June 1, 2019, and interest is payable on the Senior Notes on each June 1 and December 1, commencing December 1, 2012.

NOTE 8. MEMBERS’ EQUITY

At September 30, 2012 and December 31, 2011, there were 143,830,873 and 127,606,229 unrestricted common units outstanding, respectively. In addition, there were 3,590,827 and 2,560,110 unvested restricted common units outstanding at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012 and 2011, 5,300,588 and 13,039,928 warrants were exercised, respectively, for an equivalent number of newly issued common units. The final exercise date for the warrants was May 15, 2012, and on that date the remaining unexercised warrants expired. As of December 31, 2011, 5,707,705 warrants were outstanding.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. As of September 30, 2012, 691,020 units had been issued under this program for net proceeds of approximately $6.1 million.

During the three months ended September 30, 2012, the Partnership closed an underwritten public offering of 10,120,000 common units, which included the full exercise of the underwriters' option to purchase additional common units to cover over-allotments, for net proceeds of approximately $84.5 million.

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes the distributions paid and declared for the nine months ended September 30, 2012.

Quarter Ended	Distribution per Unit	Record Date	Payment Date
December 31, 2011	$0.2100	February 7, 2012	February 14, 2012
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012	$0.2200	November 7, 2012	November 14, 2012
_____________________________

+	The distribution excludes certain restricted unit grants.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and affiliated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Affiliates of NGP:	($ in thousands)
Natural gas purchases from affiliates	$610	$1,646	$2,285	$4,838

	September 30, 2012	December 31, 2011
Affiliates of NGP:	($ in thousands)
Payable (related to natural gas purchases)	$219	$371

NOTE 10. RISK MANAGEMENT ACTIVITIES

Interest Rate Swap Derivative Instruments

To mitigate its interest rate risk, the Partnership has entered into interest rate swaps. These swaps convert the variable-rate term loan into a fixed-rate obligation. The purpose of entering into these swaps is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense.

The following table sets forth certain information regarding the Partnership's interest rate swaps as of September 30, 2012:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
6/22/2011	6/22/2015	$250,000,000	2.950%

During July 2012, in conjunction with the Partnership's issuance of $250.0 million of Senior Notes (see Note 7), which increased its fixed interest rate exposure, the Partnership terminated $200.0 million notional amount of existing fixed rate interest rate swaps at a cost of $3.9 million.

The Partnership's interest rate derivative counterparties include Wells Fargo Bank National Association and The Royal Bank of Scotland plc.

Commodity Derivative Instruments

The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership's control.  These risks can cause significant changes in the Partnership's cash flows and affect its ability to achieve its distribution objectives and comply with the covenants of its revolving credit facility.  In order to manage the risks associated with changes in the future prices of crude oil, natural gas and NGLs on its forecasted equity production, the Partnership engages in risk management activities that take the form of commodity derivative instruments.  The Partnership has determined that it is necessary to hedge a substantial portion of its expected production in order to meaningfully reduce its future cash flow volatility.  The Partnership generally limits its hedging levels to less than its total expected future production. While hedging at this level of production does not eliminate all of the volatility in the Partnership's cash flows, it allows the Partnership to mitigate the risk of situations where a modest loss of production would not put it in an over-hedged position.  At times, the Partnership's strategy may involve entering into hedges with strike prices above current future prices or resetting existing hedges to higher price levels in order to meet its cash flow objectives or to stay in compliance with the covenants under its revolving credit facility.  In addition, the Partnership may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Expected future production for its Upstream Business is derived from the proved reserves, adjusted for price-dependent expenses and revenue deductions.  For the Midstream Business, expected future production is based on the expected production from wells currently flowing to the Partnership's processing plants, plus additional volumes the Partnership expects to receive from future drilling activity by its producer customer base.  The Partnership's expectations for its Midstream Business volumes associated with future drilling are based on information it receives from its producer customer base and historical observations. The Partnership applies the appropriate contract terms to these projections to determine its expected future equity share of the commodities.

The Partnership uses fixed-price swaps, costless collars and put options to achieve its hedging objectives and often hedges its expected future volumes of one commodity with derivatives of the same commodity.  In some cases, however, the Partnership believes it is better to hedge future changes in the price of one commodity with a derivative of another commodity, which it refers to as "proxy" hedging.  The Partnership will often hedge the changes in future NGL prices using crude oil hedges because NGL prices have been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market.  The Partnership may use natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are often heavily discounted from its current prices.  Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses "proxy" hedging, it converts the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the historical relationship of the prices of the two commodities and management's judgment regarding future price relationships of the commodities.  In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane.

For accounting purposes, the Partnership has not designated any of its commodity derivative instruments as hedges; instead it marks these derivative contracts to fair value (see Note 11).  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to counterparty credit risk. Historically, the Partnership's counterparties have all been participants or affiliates of participants within its revolving credit facility, which is secured by substantially all of the assets of the Partnership. Therefore, the Partnership is not currently required to post any collateral, nor does it require collateral from its counterparties.

The Partnership's commodity derivative counterparties as of September 30, 2012, not including counterparties of its marketing and trading business, included BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, and CITIBANK, N.A.

The following tables set forth certain information regarding the Partnership's commodity derivatives. Within each table, some trades of the same commodities with the same tenors have been aggregated and shown as weighted averages.

Commodity derivatives, as of September 30, 2012, that will mature during the years ended December 31, 2012, 2013, 2014 and 2015:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2012
Natural Gas	Costless Collar	690,000	$5.53	$6.72
Natural Gas	Swap (Pay Floating/Receive Fixed)	3,330,000	5.72
Crude Oil	Costless Collar	201,894	77.13	96.92
Crude Oil	Swap (Pay Floating/Receive Fixed)	228,717	89.30
Propane	Swap (Pay Floating/Receive Fixed)	7,862,400	1.38
IsoButane	Swap (Pay Floating/Receive Fixed)	1,990,800	1.80
Normal Butane	Swap (Pay Floating/Receive Fixed)	3,528,000	1.73
Natural Gasoline	Swap (Pay Floating/Receive Fixed)	1,285,200	2.22
Portion of Contracts Maturing in 2013
Natural Gas	Costless Collar	3,540,000	4.84	5.47
Natural Gas	Swap (Pay Floating/Receive Fixed)	12,170,000	4.86
Crude Oil	Costless Collar	99,000	74.85	104.57
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,110,200	96.54
Propane	Swap (Pay Floating/Receive Fixed)	25,200,000	1.23
IsoButane	Swap (Pay Floating/Receive Fixed)	3,578,400	1.91
Normal Butane	Swap (Pay Floating/Receive Fixed)	4,384,800	1.82
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	11,400,000	4.55
Crude Oil	Costless Collar	240,000	90.00	106.00
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,040,000	96.45
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	4,800,000	3.98
Crude Oil	Costless Collar	480,000	90.00	97.55
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

During July 2012, the Partnership enhanced its commodity derivative portfolio by paying $2.8 million to adjust the strike price from $68.30 to $92.00 (the forward market price at the date of the transaction) per barrel on an existing WTI crude oil swap of 20,000 barrels per month for the nine months ended December 31, 2012.

Commodity Derivative Instruments - Marketing & Trading

The Partnership conducts natural gas marketing and trading activities. The Partnership engages in activities intended to capitalize on favorable price differentials between various receipt and delivery locations. The Partnership's activities are governed by its risk policy.

As part of its natural gas marketing and trading activities, the Partnership enters into both financial derivatives and physical contracts. These financial derivatives, primarily basis swaps, are transacted: (i) to economically hedge subscribed capacity exposed to market rate fluctuations and (ii) to mitigate the price risk related to other purchase and sales of natural gas. By entering into a basis swap, one pricing index is exchanged for another, effectively locking in the margin between the natural gas purchase and sale by removing index spread risk on the combined physical and financial transaction.

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

Through the Partnership's natural gas marketing activity, the Partnership will have credit exposure to additional counterparties. The Partnership minimizes the credit risk associated with natural gas marketing by limiting its exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's natural gas purchase and sale contracts, for certain counterparties, are subject to counterparty netting agreements governing settlement under such natural gas purchase and sales contracts.

Marketing and Trading commodity derivative instruments, as of September 30, 2012, that will mature during the years ended December 31, 2012 and 2013:

Type	Notional Volumes (MMbtu)
Portion of Contracts Maturing in 2012
Basis Swaps - Purchases	4,960,000
Basis Swaps - Sales	4,340,000
Index Swap - Purchases	1,705,000
Index Swap - Sales	1,085,000
Swap (Pay Fixed/Receive Floating) - Purchases	1,162,500
Swap (Pay Floating/Received Fixed) - Sales	1,085,000
Forward purchase contract - index	12,542,888
Forward sales contract - index	9,312,866
Forward purchase contract - fixed price	2,926,400
Forward sales contract - fixed price	3,620,800
Portion of Contracts Maturing in 2013
Forward purchase contract - index	1,800,000
Forward sales contract - index	1,800,000

Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales.

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the unaudited condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(4,632)	Current liabilities	$(1,149)
Interest rate derivatives - liabilities	Long-term assets	(8,090)	Long-term liabilities	(1,958)
Commodity derivatives - assets	Current assets	41,160	Current liabilities	216
Commodity derivatives - assets	Long-term assets	25,683	Long-term liabilities	16
Commodity derivatives - liabilities	Current assets	(2,565)	Current liabilities	(463)
Commodity derivatives - liabilities	Long-term assets	(3,239)	Long-term liabilities	(1,070)
Total derivatives		$48,317		$(4,408)

	As of December 31, 2011
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(12,678)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(11,331)
Commodity derivatives - assets	Current assets	24,240	Current liabilities	15,357
Commodity derivatives - assets	Long-term assets	26,611	Long-term liabilities	5,217
Commodity derivatives - liabilities	Current assets	(11,160)	Current liabilities	(14,328)
Commodity derivatives - liabilities	Long-term assets	(2,321)	Long-term liabilities	(779)
Total derivatives		$37,370		$(18,542)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations:

Amount of Gain (Loss) Recognized in Income on Derivatives		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		($ in thousands)
Interest rate derivatives	Interest rate risk management losses	$(1,118)	$(6,878)	$(4,160)	$(11,183)
Commodity derivatives	Commodity risk management gains (losses)	(35,503)	94,313	51,854	68,206
Commodity derivatives - trading	Natural gas, natural gas liquids, oil, condensate and sulfur sales	(315)	538	(385)	538
	Total	$(36,936)	$87,973	$47,309	$57,561

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

As of September 30, 2012, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 10), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and has classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives and natural gas derivatives as Level 2.  In periods prior to the three months ended September 30, 2012, the Partnership has classified the inputs to measure its NGL derivatives as Level 3, as the NGL market was considered to be less liquid and thinly traded. As of September 30, 2011, the Partnership concluded that the inputs for its NGL derivatives were considered to be more observable due to the NGL market being more liquid through the term of the Partnership's contracts and has classified these inputs as Level 2.

The following tables disclose the fair value of the Partnership's derivative instruments as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$19,504	$—	$(2,721)	$16,783
Natural gas derivatives	—	31,215	—	(3,315)	27,900
NGL derivatives	—	16,356	—	—	16,356
Interest rate swaps	—	—	—	(12,722)	(12,722)
Total	$—	$67,075	$—	$(18,758)	$48,317

Liabilities:
Crude oil derivatives	$—	$(2,735)	$—	$2,721	$(14)
Natural gas derivatives	—	(4,602)	—	3,315	(1,287)
NGL derivatives	—	—	—	—	—
Interest rate swaps	—	(15,829)	—	12,722	(3,107)
Total	$—	$(23,166)	$—	$18,758	$(4,408)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$11,795	$—	$(14,150)	$(2,355)
Natural gas derivatives	—	58,374	—	(17,930)	40,444
NGL derivatives	—	1,256	—	(1,975)	(719)
Total	$—	$71,425	$—	$(34,055)	$37,370

Liabilities:
Crude oil derivatives	$—	$(24,051)	$—	$14,150	$(9,901)
Natural gas derivatives	—	(1,290)	—	17,930	16,640
NGL derivatives	—	(3,247)	—	1,975	(1,272)
Interest rate swaps	—	(24,009)	—	—	(24,009)
Total	$—	$(52,597)	$—	$34,055	$(18,542)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Level 3 NGL derivatives during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Net liability beginning balance	$—	$(9,632)	$—	$(5,733)
Settlements	—	6,156	—	15,562
Total gains or losses (realized and unrealized)	—	521	—	(12,784)
Transfers out of Level 3	—	2,955	—	2,955
Net liability ending balance	$—	$—	$—	$—

The Partnership valued its Level 3 NGL derivatives using forward curves, interest rate curves and volatility parameters, when applicable. In addition, the impact of counterparty credit risk is factored into the value of derivative assets, and the Partnership's credit risk is factored into the value of derivative liabilities.

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

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012:

	September 30, 2012	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Proved properties	$16,212	$—	$—	$16,212	$20,060
Plant assets	$180	$—	$—	$180	$5,033
Pipeline assets	$1,089	$—	$—	$1,089	$37,148
Rights-of-way	$167	$—	$—	$167	$3,154
Contracts	$49	$—	$—	$49	$1,056

The Partnership calculated the fair value of the impaired assets using a discounted cash flow analysis to determine the excess of the asset's carrying value over its fair value. Significant inputs to the valuation of fair value of the proved properties included estimates of (i) future estimated cash flows, including revenue, expenses and capital expenditures, (ii) estimated timing of cash flows, (iii) estimated forward commodity prices, adjusted for estimate location differentials and (iv) a discount rate reflective of our cost of capital. For other assets impaired by the Partnership during nine months ended September 30, 2012, the assets were fully written down and thus are not included in the table above. See Notes 4 and 6 for a further discussion of the impairment charges.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

As of September 30, 2012, the outstanding debt associated with the Partnership's revolving credit facility bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The Partnership's 8.375% Senior Notes bear interest at a fixed rate; based on the market price of the Senior Notes as of September 30, 2012, the Partnership estimates that the fair value of the Senior Notes was $539.0 million compared to a carrying value of $544.4 million. Fair value of the senior notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership had no accruals as of September 30, 2012 and December 31, 2011 related to legal matters, and current lawsuits are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Partnership has been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against the Partnership in these two indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification.

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

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At September 30, 2012 and December 31, 2011, the Partnership had accrued approximately $2.9 million and $3.2 million, respectively, for environmental matters.

In July 2012, the Alabama Department of Environmental Management (“ADEM”) notified one of the Partnership's subsidiaries that ADEM had made a determination that alleged violations warrant enforcement action and determined that the alleged violations are appropriate for resolution by Consent Order and proposed the terms of a to-be-mutually agreed-upon Consent Order (“Proposed Consent Order”).  Such notification and the Proposed Consent Order are the result of findings made by ADEM relating to the Partnership's subsidiary's Flomaton/Fanny Church Oil and Gas Production and Treating Facility. The Proposed Consent Order primarily relates to allegations of emissions in excess of those allowed by the production rate.  Prior to receiving the Proposed Consent Order, the Partnership self-reported its emission rates and worked with ADEM to complete a series of quality improvement plans to address the causes of the alleged violations. The Proposed Consent Order includes a $100,000 fine, which may be negotiated to a lesser amount at the discretion of ADEM.

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

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $2.1 million, $6.4 million, $1.8 million and $6.1 million for the three and nine months ended September 30, 2012 and 2011, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. SEGMENTS

During the fourth quarter of 2011, the Partnership's chief executive officer (who is its chief operating decision-maker "CODM") decided that due to the relative size of the East Texas/Louisiana, South Texas and Gulf of Mexico segments, these three reporting segments would be collapsed into a single reporting segment and that a new Marketing and Trading reporting segment would be created.  The Partnership's Marketing and Trading results were previously presented within its Texas Panhandle Segment.  The Partnership now conducts, evaluates and reports on its Midstream Business within three distinct segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment, which consolidates its former East Texas/Louisiana, South Texas and Gulf of Mexico Segments, and the Marketing and Trading Segment. The Partnership's Upstream Segment and functional (Corporate and Other) segment remain unchanged from what had been previously reported.

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

Three Months Ended September 30, 2012	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$64,921	$35,026	$60,756	$160,703	$38,189	$(35,503)	(a)	$163,389
Intersegment sales	28,025	10,020	(40,891)	(2,846)	14,277	(11,431)		—
Cost of natural gas and natural gas liquids	67,098	33,145	10,187	110,430	—	—		110,430
Intersegment cost of natural gas, oil and condensate	—	—	8,598	8,598	—	(8,598)		—
Operating costs and other expenses	12,705	4,940	2	17,647	14,175	16,807		48,629
Depreciation, depletion and amortization	10,164	6,232	92	16,488	23,484	423		40,395
Impairment	—	35,840	—	35,840	20,060	—		55,900
Operating income (loss) from continuing operations	$2,979	$(35,111)	$986	$(31,146)	$(5,253)	$(55,566)		$(91,965)
Capital Expenditures	$34,200	$2,358	$108	$36,666	$43,754	$1,134		$81,554

Three Months Ended September 30, 2011	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$95,312	$66,265	$63,583	$225,160	$50,667	$94,313	(a)	$370,140
Intersegment sales	26,247	4,330	(31,980)	(1,403)	8,854	(7,451)		—
Cost of natural gas and natural gas liquids	87,797	56,536	21,960	166,293	—	—		166,293
Intersegment cost of natural gas, oil and condensate	—	—	8,825	8,825	—	(8,825)		—
Operating costs and other expenses	10,826	5,888	2	16,716	12,737	16,068		45,521
Depreciation, depletion and amortization	9,145	6,948	—	16,093	18,636	311		35,040
Impairment	—	—	—	—	9,870	—		9,870
Operating income from continuing operations	$13,791	$1,223	$816	$15,830	$18,278	$79,308		$113,416
Capital Expenditures	$21,443	$3,619	$1,151	$26,213	$31,868	$623		$58,704

Nine Months Ended September 30, 2012	Texas Panhandle Segment		East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$205,604	(c)	$120,454	$180,727	$506,785	$112,909	$51,854	(a)	$671,548
Intersegment sales	72,514		26,471	(106,794)	(7,809)	42,035	(34,226)		—
Cost of natural gas and natural gas liquids	189,703		111,203	37,892	338,798	—	—		338,798
Intersegment cost of natural gas, oil and condensate	—		—	32,612	32,612	—	(32,612)		—
Operating costs and other expenses	37,342		15,833	3	53,178	43,025	52,384		148,587
Depreciation, depletion and amortization	29,554		20,034	147	49,735	67,070	1,238		118,043
Impairment	—		101,979	—	101,979	20,845	—		122,824
Operating income (loss) from continuing operations	$21,519		$(102,124)	$3,279	$(77,326)	$24,004	$(3,382)		$(56,704)
Capital Expenditures	$112,487		$8,010	$339	$120,836	$116,523	$2,463		$239,822
Segment Assets	$647,676		$285,913	$40,900	$974,489	$1,021,156	$87,244	(b)	$2,082,889

Nine Months Ended September 30, 2011	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment		Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$317,718	$217,996	$126,341	$662,055	$108,958	(d)	$68,206	(a)	$839,219
Intersegment sales	26,247	4,330	(31,980)	(1,403)	31,378		(29,975)		—
Cost of natural gas and natural gas liquids	247,512	176,202	62,572	486,286	—		—		486,286
Intersegment cost of natural gas, oil and condensate	—	—	29,817	29,817	—		(29,817)		—
Operating costs and other expenses	31,434	16,645	2	48,081	31,303		40,853		120,237
Intersegment operations and maintenance	—	—	—	—	66		(66)		—
Depreciation, depletion and amortization	27,382	20,868	—	48,250	41,046		1,018		90,314
Impairment	4,560	—	—	4,560	10,194		—		14,754
Operating income (loss) from continuing operations	$33,077	$8,611	$1,970	$43,658	$57,727		$26,243		$127,628
Capital Expenditures	$36,722	$6,116	$1,438	$44,276	$56,688		$1,155		$102,119
Segment Assets	$566,574	$375,023	$35,156	$976,753	$960,963		$87,416	(b)	$2,025,132
______________________________

(a)	Represents results of the Partnership's commodity risk management activity.

(b)	Includes elimination of intersegment transactions.

(c)
Sales to external customers in the Texas Panhandle Segment for the nine months ended September 30, 2012, includes $2.9 million of business interruption insurance recovery related to damage sustained by the Partnership's Cargray processing facility due to severe winter weather in 2011, which is recognized as part of Other Revenue in the unaudited condensed consolidated statements of operations.

(d)
Sales to external customers for the nine months ended September 30, 2011, includes $2.0 million of business interruption insurance recovery related to the shutdown of the Partnership's Eustace plant in 2011 in the Upstream Segment, which is recognized as part of Other Revenue in the unaudited condensed consolidated statement of operations.

NOTE 14. INCOME TAXES

Provision for Income Taxes -The Partnership's provision for income taxes relates to (i) state taxes for the Partnership and (ii) federal taxes for Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are subject to federal income taxes.
Effective Rate - The effective rate for the nine months ended September 30, 2012 was 0.6% compared to (1.9)% for the nine months ended September 30, 2011. Due to the fact that the effective rate is a ratio of total tax expense compared to pre-tax book net income, the change is due primarily to book and tax temporary differences for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

NOTE 15. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan (as amended, the "LTIP"), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 7,000,000 common units, to be granted either as options, restricted units or phantom units, of which, as of September 30, 2012, a total of 1,699,988 common units remained available for issuance. Grants of common units under the LTIP are made at the discretion of the board. Distributions declared and paid on outstanding restricted units are paid directly to the holders of the restricted units. No options or phantom units have been issued to date.

The restricted units granted are valued at the market price as of the date issued. The awards generally vest over three years on the basis of one-third of the award each year. The Partnership recognizes compensation expense on a straight-line basis over the requisite service period for the restricted unit grants. During the restriction period, distributions associated with the granted awards will be distributed to the awardees.

A summary of the restricted common units’ activity for the nine months ended September 30, 2012 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2011	2,560,110	$8.71
Granted	1,343,455	$9.50
Vested	(145,562)	$8.54
Forfeited	(167,176)	$9.11
Outstanding at September 30, 2012	3,590,827	$8.99

For the three and nine months ended September 30, 2012 and 2011, non-cash compensation expense of approximately $3.1 million, $8.1 million, $1.5 million and $3.4 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the unaudited condensed consolidated statements of operations.

As of September 30, 2012, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $22.5 million. The remaining expense is to be recognized over a weighted average of 2.18 years.

In connection with the vesting of certain restricted units during the nine months ended September 30, 2012, the Partnership cancelled 32,526 of the newly vested common units in satisfaction of $0.3 million of employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

As of September 30, 2012 and 2011, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units are considered in the diluted weighted average common units outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common units outstanding number.

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

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Weighted average units outstanding during period:
Common units - Basic	138,059	122,575	132,710	105,042
Effect of Dilutive Securities:
Warrants	—	4,395	—	5,635
Restricted Units	—	1,107	—	980
Common units - Diluted	138,059	128,077	132,710	111,657

The restricted common units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities. Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method. For the three and nine months ended September 30, 2011, the Partnership determined that it is more dilutive to apply the two-class method versus the treasury stock method in calculating dilutive earnings per unit. Thus, the unvested restricted common units are included in the computation of the diluted weighted average common units outstanding calculation, but the denominator in the computation of diluted earnings per unit only includes the basic weighted average common units outstanding and weighted average warrants outstanding.

The following table presents the Partnership's basic and diluted loss per unit for the three months ended September 30, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	(106,895)
Distributions	32,433	$31,643	$790
Assumed net loss after distribution to be allocated	(139,328)	(139,328)	—
Assumed net loss to be allocated	$(106,895)	$(107,685)	$790

Basic and diluted loss per unit		$(0.78)

The following table presents the Partnership's basic and diluted loss per unit for the nine months ended September 30, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	(95,439)
Distributions	91,847	$89,675	$2,172
Assumed net loss after distribution to be allocated	(187,286)	(187,286)	—
Assumed net loss to be allocated	$(95,439)	$(97,611)	$2,172

Basic and diluted loss per unit		$(0.74)

The following table presents the Partnership's basic income per unit for the three months ended September 30, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net income from continuing operations	$97,562
Distributions	24,863	$24,515	$348
Assumed net income from continuing operations after distribution to be allocated	72,699	71,574	1,125
Assumed allocation of net income from continuing operations	97,562	96,089	1,473
Discontinued operations, net of tax	(197)	(197)	—
Assumed net income to be allocated	$97,365	$95,892	$1,473

Basic income from continuing operations per unit		$0.78
Basic discontinued operations per unit		$—
Basic income per unit		$0.78

The following table presents the Partnership's diluted income per unit for the three months ended September 30, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net income from continuing operations	$97,562
Distributions	25,742	$25,394	$348
Assumed net income from continuing operations after distribution to be allocated	71,820	70,733	1,087
Assumed allocation of net income from continuing operations	97,562	96,127	1,435
Discontinued operations, net of tax	(197)	(197)	—
Assumed net income to be allocated	$97,365	$95,930	$1,435

Diluted income from continuing operations per unit		$0.76
Diluted discontinued operations per unit		$—
Diluted income per unit		$0.76

The following table presents the Partnership's basic income per unit for the nine months ended September 30, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net income from continuing operations	$98,509
Distributions	52,489	$51,668	$821
Assumed net loss from continuing operations after distribution to be allocated	46,020	45,231	789
Assumed allocation of net income from continuing operations	98,509	96,899	1,610
Discontinued operations, net of tax	210	206	4
Assumed net income to be allocated	$98,719	$97,105	$1,614

Basic income from continuing operations per unit		$0.92
Basic discontinued operations per unit		$—
Basic income per unit		$0.92

The following table presents the Partnership's diluted income per unit for the nine months ended September 30, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net income from continuing operations	$98,509
Distributions	53,616	$52,795	$821
Assumed net loss from continuing operations after distribution to be allocated	44,893	44,162	731
Assumed allocation of net income from continuing operations	98,509	96,957	1,552
Discontinued operations, net of tax	210	207	3
Assumed net income to be allocated	$98,719	$97,164	$1,555

Diluted income from continuing operations per unit		$0.88
Diluted discontinued operations per unit		$—
Diluted income per unit		$0.88

NOTE 17.   DISCONTINUED OPERATIONS

The following table represents activity from discontinued operations for the three and nine months ended September 30, 2011:

	Wildhorse System (a)	Minerals Business (b)
($ in thousands)
Three Months Ended September 30, 2011:
Revenues	$—	$—
Income from Operations	$—	$—
Discontinued operations, net of tax	$(197)	$—
Nine Months Ended September 30, 2011:
Revenues	$6,859	$—
Income from Operations	$548	$—
Discontinued operations, net of tax	$(246)	$456
Proceeds from sale	$5,712	$—
_____________________________

(a)	On May 20, 2011, the Partnership sold its Wildhorse Gathering System (which was accounted for in its East Texas and Other Midstream Segment).

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

NOTE 19. SUBSIDIARY GUARANTORS

As of September 30, 2012, the Partnership had issued registered debt securities guaranteed by its subsidiaries.  As of September 30, 2012, all guarantors are wholly-owned or available to be pledged and such guarantees are joint and several and full and unconditional.  In accordance with Rule 3-10 of SEC Regulation S-X, the Partnership has prepared Unaudited Condensed Consolidating Financial Statements as supplemental information.  The following unaudited condensed consolidating balance sheets at September 30, 2012 and December 31, 2011, unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, present financial information for Eagle Rock Energy as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

During the three months ended September 30, 2012, the Partnership created a new subsidiary to purchase certain crude oil pipeline assets. This subsidiary did not become a guarantor under the Partnership's registered debt securities prior to September 30, 2012. As a result, the assets and associated cash flows related to this subsidiary are recorded under the "Non-Guarantor Investment" columns within the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2012 and the Unaudited Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012.

 Unaudited Condensed Consolidating Balance Sheet
September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$626,618	$—	$—	$—	$(626,618)	$—
Other current assets	30,447	1	113,893	—	—	144,341
Total property, plant and equipment, net	1,751	—	1,786,773	3,890	—	1,792,414
Investment in subsidiaries	1,153,031	—	—	976	(1,154,007)	—
Total other long-term assets	47,716	—	98,418	—	—	146,134
Total assets	$1,859,563	$1	$1,999,084	$4,866	$(1,780,625)	$2,082,889
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$626,478	$140	$(626,618)	$—
Other current liabilities	17,631	—	149,850	—	—	167,481
Other long-term liabilities	11,101	—	73,476	—	—	84,577
Long-term debt	875,446	—	—	—	—	875,446
Equity	955,385	1	1,149,280	4,726	(1,154,007)	955,385
Total liabilities and equity	$1,859,563	$1	$1,999,084	$4,866	$(1,780,625)	$2,082,889

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$541,384	$—	$—	$—	$(541,384)	$—
Other current assets	15,749	1	109,778	—	—	125,528
Total property, plant and equipment, net	1,393	—	1,762,281	—	—	1,763,674
Investment in subsidiaries	1,229,606	—	—	1,033	(1,230,639)	—
Total other long-term assets	30,928	—	125,558	—	—	156,486
Total assets	$1,819,060	$1	$1,997,617	$1,033	$(1,772,023)	$2,045,688
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$541,384	$—	$(541,384)	$—
Other current liabilities	18,110	—	152,745	—	—	170,855
Other long-term liabilities	14,150	—	73,883	—	—	88,033
Long-term debt	779,453	—	—	—	—	779,453
Equity	1,007,347	1	1,229,605	1,033	(1,230,639)	1,007,347
Total liabilities and equity	$1,819,060	$1	$1,997,617	$1,033	$(1,772,023)	$2,045,688

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(30,350)	$—	$193,739	$—	$—	$163,389
Cost of natural gas and natural gas liquids	—	—	110,430	—	—	110,430
Operations and maintenance	—	—	27,074	—	—	27,074
Taxes other than income	—	—	4,748	—	—	4,748
General and administrative	3,324	—	13,483	—	—	16,807
Depreciation, depletion and amortization	76	—	40,319	—	—	40,395
Impairment	—	—	55,900	—	—	55,900
Income from operations	(33,750)	—	(58,215)	—	—	(91,965)
Interest expense, net	(14,199)	—	—	—	—	(14,199)
Other non-operating income	2,251	—	2,744	—	(4,995)	—
Other non-operating expense	(2,987)	—	(3,127)	2	4,995	(1,117)
Income (loss) before income taxes	(48,685)	—	(58,598)	2	—	(107,281)
Income tax provision (benefit)	103	—	(489)	—	—	(386)
Equity in earnings of subsidiaries	(58,107)	—	—	—	58,107	—
Net income (loss)	$(106,895)	$—	$(58,109)	$2	$58,107	$(106,895)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$81,278	$—	$288,862	$—	$—	$370,140
Cost of natural gas and natural gas liquids	—	—	166,293	—	—	166,293
Operations and maintenance	—	—	24,897	—	—	24,897
Taxes other than income	—	—	4,556	—	—	4,556
General and administrative	1,562	—	14,506	—	—	16,068
Other operating income	—	—	—	—	—	—
Depreciation, depletion and amortization	42	—	34,998	—	—	35,040
Impairment	—	—	9,870	—	—	9,870
Income from operations	79,674	—	33,742	—	—	113,416
Interest expense, net	(10,050)	—	—	—	—	(10,050)
Other non-operating income	2,233	—	630	—	(2,863)	—
Other non-operating expense	(21,297)	—	11,554	(1)	2,863	(6,881)
Income (loss) before income taxes	50,560	—	45,926	(1)	—	96,485
Income tax benefit	(58)	—	(1,019)	—	—	(1,077)
Equity in earnings of subsidiaries	46,747	—	—	—	(46,747)	—
Income (loss) from continuing operations	97,365	—	46,945	(1)	(46,747)	97,562
Discontinued operations, net of tax	—	—	(197)	—	—	(197)
Net income (loss)	$97,365	$—	$46,748	$(1)	$(46,747)	$97,365

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$35,614	$—	$635,934	$—	$—	$671,548
Cost of natural gas and natural gas liquids	—	—	338,798	—	—	338,798
Operations and maintenance	—	—	81,685	—	—	81,685
Taxes other than income	—	—	14,518	—	—	14,518
General and administrative	8,862	—	43,522	—	—	52,384
Depreciation, depletion and amortization	227	—	117,816	—	—	118,043
Impairment	—	—	122,824	—	—	122,824
Income (loss) from operations	26,525	—	(83,229)	—	—	(56,704)
Interest expense, net	(35,087)	—	—	—	—	(35,087)
Other non-operating income	6,750	—	8,232	—	(14,982)	—
Other non-operating expense	(9,768)	—	(9,410)	(8)	14,982	(4,204)
Income (loss) before income taxes	(11,580)	—	(84,407)	(8)	—	(95,995)
Income tax provision (benefit)	963	—	(1,519)	—	—	(556)
Equity in earnings of subsidiaries	(82,896)	—	—	—	82,896	—
Net income (loss)	$(95,439)	$—	$(82,888)	$(8)	$82,896	$(95,439)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$61,796	$—	$777,423	$—	$—	$839,219
Cost of natural gas and natural gas liquids	—	—	486,286	—	—	486,286
Operations and maintenance	—	—	66,323	—	—	66,323
Taxes other than income	—	—	13,061	—	—	13,061
General and administrative	3,279	—	40,467	—	—	43,746
Other operating income	—	—	(2,893)	—	—	(2,893)
Depreciation, depletion and amortization	122	—	90,192	—	—	90,314
Impairment	—	—	14,754	—	—	14,754
(Loss) income from operations	58,395	—	69,233	—	—	127,628
Interest expense, net	(19,571)	—	(8)	—	—	(19,579)
Other non-operating income	6,513	—	2,848	—	(9,361)	—
Other non-operating expense	(26,497)	—	5,798	(12)	9,361	(11,350)
(Loss) income before income taxes	18,840	—	77,871	(12)	—	96,699
Income tax provision (benefit)	138	—	(1,948)	—	—	(1,810)
Equity in earnings of subsidiaries	80,017	—	—	—	(80,017)	—
Income (loss) from continuing operations	98,719	—	79,819	(12)	(80,017)	98,509
Discontinued operations, net of tax	—	—	210	—	—	210
Net income (loss)	$98,719	$—	$80,029	$(12)	$(80,017)	$98,719

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(105,577)	$—	$216,531	$46	$—	$111,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Deposit for acquisition	(22,750)	—	—	—	—	(22,750)
Additions to property, plant and equipment	(586)	—	(218,997)	(3,750)	—	(223,333)
Purchase of intangible assets	—	—	(3,836)	—	—	(3,836)
Proceeds from sale of asset	—	—	215	—	—	215
Contribution to subsidiaries	(6,331)	—	(3,750)	—	10,081	—
Net cash flows used in investing activities	(29,667)	—	(226,368)	(3,750)	10,081	(249,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	663,550	—	—	—	—	663,550
Repayment of long-term debt	(814,050)	—	—	—	—	(814,050)
Proceed from senior notes	246,253	—	—	—	—	246,253
Payment of debt issuance cost	(5,081)	—	—	—	—	(5,081)
Proceeds from derivative contracts	11,964	—	—	—	—	11,964
Common unit issued in equity offerings	94,838	—	—	—	—	94,838
Issuance costs for equity offerings	(4,192)	—	—	—	—	(4,192)
Exercise of warrants	31,804	—	—	—	—	31,804
Repurchase of common units	(292)	—	—	—	—	(292)
Distributions to members and affiliates	(86,773)	—	—	—	—	(86,773)
Contribution from parent	—	—	6,331	3,750	(10,081)	—
Net cash flows provided by financing activities	138,021	—	6,331	3,750	(10,081)	138,021
Net increase (decrease) in cash and cash equivalents	2,777	—	(3,506)	46	—	(683)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$4,096	$1	$(4,078)	$175	$—	$194

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$3,263	$—	$81,633	$55	$—	$84,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(220,326)	—	—	(220,326)
Additions to property, plant and equipment	(269)	—	(79,542)	—	—	(79,811)
Purchase of intangible assets	—	—	(3,122)	—	—	(3,122)
Proceeds from sale of asset	—	—	5,712	—	—	5,712
Contributions to subsidiaries	(227,583)	—	—	—	227,583	—
Net cash flows used in investing activities	(227,852)	—	(297,278)	—	227,583	(297,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	826,379	—	—	—	—	826,379
Repayment of long-term debt	(913,379)	—	—	—	—	(913,379)
Proceed from senior notes	297,837	—	—	—	—	297,837
Payment of debt issuance cost	(16,800)	—	—	—	—	(16,800)
Repurchase of common units	(119)	—	—	—	—	(119)
Exercise of warrants	78,239	—	—	—	—	78,239
Proceeds from derivative contracts	3,706	—	—	—	—	3,706
Contributions from parent	—	—	227,583	—	(227,583)	—
Distributions to members and affiliates	(49,080)	—	—	—	—	(49,080)
Net cash flows provided by financing activities	226,783	—	227,583	—	(227,583)	226,783
Net cash flows used in discontinued operations	—	—	(574)	—	—	(574)
Net (decrease) increase in cash and cash equivalents	2,194	—	11,364	55	—	13,613
Cash and cash equivalents at beginning of year	4,890	1	(885)	43	—	4,049
Cash and cash equivalents at end of year	$7,084	$1	$10,479	$98	$—	$17,662

NOTE 20. SUBSEQUENT EVENTS

Acquisition of BP America Production Company's Midstream Assets in the Texas Panhandle

On October 1, 2012, the Partnership announced the acquisition of the Sunray and Hemphill processing plants and associated 2,500 mile gathering system serving the liquids-rich Texas Panhandle (the "BP Panhandle System") for $230.6 million, including certain closing adjustments, from BP America Production Company ("BP"). As of September 30, 2012, $22.8 million was held as a deposit for the acquisition. The remaining purchase price was funded on October 1, 2012, through borrowings under the Partnership's revolving credit facility.

In addition, the Partnership and BP entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement under which the Partnership will gather and process BP's natural gas production from wells connected to the BP Panhandle System. Furthermore, BP has committed itself to the Partnership under the same agreement, and committed its farmees to the Partnership under substantially the same terms , with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of the Partnership's gathering system serving such BP connected wells.

Amendment to the Partnership's Gas Gathering and Processing Agreement with Anadarko E&P Company LP

On October 3, 2012, the Partnership announced that it entered into an Amendment (the "Amendment") to its existing Gas Gathering and Processing Agreement (the "Agreement") with Anadarko E&P Company LP ("Anadarko") to support Anadarko's drilling program in western Louisiana.

The Amendment, among other things, (i) obligates Anadarko, for a 10-year period, to dedicate wells drilled in an additional area of approximately 800,000 acres in Allen, Beauregard, Evangeline, Rapides and Vernon Parishes, Louisiana, and to deliver to Eagle Rock Energy for gathering and processing the total volume of natural gas produced from such wells, (ii) changes the fee structure for all dedicated wells spud on or after April 1, 2012 by Anadarko on the subject lands (inclusive of both the lands under the Agreement, which covers an area of approximately 1.1 million acres, and the Amendment) to provide for a fixed gathering fee arrangement (rather than a commodity-price sensitive processing fee), and (iii) revises the mechanism that provides for Eagle Rock Energy's recovery of capital expenditures for connecting its pipelines to Anadarko-operated wells spud on or after April 1, 2012. The natural gas from all dedicated wells on the subject acreage is currently gathered and delivered into Eagle Rock Energy's Brookeland gathering system and plant for processing and treating. Wells spud prior to April 1, 2012 remain governed by the legacy fee structure set forth in the Agreement.

Borrowing Base Redetermination

On October 9, 2012, the Partnership announced that the Upstream Segment component of the borrowing base under its revolving credit facility was set at $400 million by its commercial lenders as part of its regularly scheduled semi-annual borrowing base redetermination. This represented an increase of $58 million from the previous level of $342 million. The redetermined borrowing base was effective October 1, 2012, with no additional fees or increase in interest rate spread incurred. The Partnership's total borrowing base, including it Midstream Segment (as last determined at June 30, 2012) and giving effect to the new Upstream Segment, was approximately $780 million. The total borrowing capacity under the revolving credit facility is limited to the lower of the borrowing base and the total lender commitments, which remain unchanged at $675 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as defined by the Securities and Exchange Commission (the "SEC"). All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. We do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and in "Part II. Item 1A. Risk Factors." These factors include but are not limited to:

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

OVERVIEW

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. For a description of oil and natural gas terms, see our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We now conduct, evaluate and report on our Midstream Business within three segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment (which consolidates our former East Texas/Louisiana, South Texas and Gulf of Mexico Segments) and the Marketing and Trading Segment. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas and Other Midstream Segment consists of gathering and processing assets in East Texas/Northern Louisiana, South Texas, Southern Louisiana, the Gulf of Mexico and Galveston Bay. Our Marketing and Trading Segment consists of crude oil logistics and marketing in the Texas Panhandle and Alabama and natural gas marketing and trading.  During the three and nine months ended September 30, 2012, our Midstream Business had an operating loss from continuing operations of $31.1 million and $77.3 million, respectively, compared to operating income from continuing operations of $15.8 million and $43.7 million generated during the three and nine months ended September 30, 2011, respectively.

We conduct, evaluate and report on our Upstream Business as one segment. On May 3, 2011, we completed the acquisition of CC Energy II L.L.C. ("Crow Creek Energy"). Our Upstream Segment includes operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas, the Texas Panhandle and North Texas); Permian (which includes areas in West Texas); East Texas / South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities, and one natural gas processing plant and related gathering systems).  During the three and nine months ended September 30, 2012, our Upstream Business generated operating (loss) income of $(5.3) million and $24.0 million, respectively, compared to operating income of $18.3 million and $57.7 million generated during the three and nine months ended September 30, 2011, respectively.

Our final reporting segment is our Corporate and Other Segment, which is where we account for our risk management activity (excluding any risk management activity associated with our natural gas marketing and trading activities which we account for in the Midstream Business), intersegment eliminations and our general and administrative expenses.  During the three and nine months ended September 30, 2012, our Corporate and Other Segment incurred operating loss of $55.6 million and $3.4 million, respectively, compared to operating income of $79.3 million and $26.2 million during the three and nine months ended September 30, 2011, respectively.  Results reflected a net (loss) gain, realized and unrealized, on our commodity derivatives of $(35.5) million and $51.9 million during the three and nine months ended September 30, 2012, respectively, compared to a net gain, realized and unrealized, on our commodity derivatives of $94.3 million and $68.2 million during the three and nine months ended September 30, 2011, respectively.  See "Results of Operations - Corporate and Other Segment" for a further discussion of the impact of our commodity derivatives.

Impairment

During the three and nine months ended September 30, 2012, we recorded an impairment charge in our Midstream Business for certain assets within our East Texas and Other Midstream Segment of $35.8 million and $102.0 million, respectively, due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment, (ii) the loss of significant gathering contracts on our Panola system during the three and nine months ended September 30, 2012, and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Isaac in August 2012. During the nine months ended September 30, 2011, we recorded an impairment charge of $4.6 million in our Texas Panhandle Segment to fully write-down our idle Turkey Creek plant. During the three and nine months ended September 30, 2012, we recorded an impairment charge in our Upstream Segment of $20.1 million and $20.8 million, respectively, due to (i) certain leaseholds in our unproved properties that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale that are expected to have reduced operating income resulting from natural production declines, lower future natural gas prices and ongoing relatively high operating costs associated with gas compression. During the three and nine months ended September 30, 2011, we incurred impairment charges in our Upstream Segment of $9.9 million and $10.2 million, respectively, due to (i) certain legacy drilling locations in our unproved properties which we no longer intend to develop based on the performance of offsetting wells during the three months ended June 30, 2011, (ii) certain proved properties in the Jourdanton Field in South Texas, which included plans for five future drilling locations that we have determined not to pursue due to the current natural gas price environment and (iii) certain drilling locations in our unproved properties which we no longer intend to develop during the three months ended September 30, 2011.

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

Potential Impact of New Environmental Standards

We have certain obligations under our air emissions permit to lower the SO2 emissions of our Alabama plant operations.  Additionally, in mid-2010, the Environmental Protection Agency (the "EPA") enacted new National Ambient Air Quality Standards ("2010 NAAQS") which substantially lowered the emissions limits for SO2 and mandated timelines for compliance, subject to State assessments of non-attainment and attainment areas.  In order to fulfill our permit obligations, ensure compliance with the new 2010 NAAQS requirements, as applicable, and replace and upgrade certain assets in our Alabama facilities, we expect to spend approximately $60 million through the end of 2013 at our Alabama facilities, inclusive of the approximately $8.6 million spent to date.  The expected facility upgrades to our Alabama operations should not only increase the marketable sulfur recovered from the inlet gas stream, but also are anticipated to reduce plant fuel consumption, improve the plant's operating reliability, reduce the frequency of plant turnarounds and extend the plant's operating life.  Management does not anticipate, however, that the required spending will generate returns consistent with our internal rate of return thresholds for discretionary capital investment.

Subsequent Events

Acquisition of BP America Production Company's Midstream Assets in the Texas Panhandle

On October 1, 2012, we announced the closing of the acquisition of all of BP America Production Company's ("BP") Midstream assets in the Texas Panhandle, including the Sunray and Hemphill processing plants and associated 2,500 mile gathering system (the "BP Panhandle System") for $230.6 million, which includes certain closing adjustments. As of September 30, 2012, $22.8 million was held as a deposit for the acquisition. The remaining purchase price was funded on October 1, 2012, through borrowings under our revolving credit facility.

In addition, on October 1, 2012, we entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement with BP under which we will gather and process BP's natural gas production from the existing wells connected to the BP Panhandle System. Furthermore, BP has committed itself to us under the same agreement, and committed its farmees to us under substantially the same terms, with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of our gathering system serving such BP connected wells.

Amendment to Our Gas Gathering and Processing Agreement with Anadarko E&P Company LP

On October 3, 2012, we announced that we entered into an Amendment (the "Amendment") to our existing Gas Gathering and Processing Agreement (the "Agreement") with Anadarko E&P Company LP ("Anadarko") to support Anadarko's drilling program in western Louisiana.

The Amendment, among other things, (i) obligates Anadarko, for a 10-year period, to dedicate wells drilled in an additional area of approximately 800,000 acres in Allen, Beauregard, Evangeline, Rapides and Vernon Parishes, Louisiana, and to deliver to Eagle Rock for gathering and processing the total volume of natural gas produced from such wells, (ii) changes the fee structure for all dedicated wells spud on or after April 1, 2012 by Anadarko on the subject lands (inclusive of both the lands under the Base Agreement, which covers an area of approximately 1.1 million acres, and the Amendment) to provide for a fixed gathering fee arrangement (rather than a commodity-price sensitive processing fee), and (iii) revises the mechanism that provides for Eagle Rock's recovery of capital expenditures for connecting its pipelines to Anadarko-operated wells spud on or after April 1, 2012. The natural gas from all dedicated wells on the subject acreage is currently gathered and delivered into Eagle Rock's Brookeland gathering system and plant for processing and treating. Wells spud prior to April 1, 2012 remain governed by the legacy fee structure set forth in the Agreement.

Borrowing Base Redetermination

On October 9, 2012, we announced that the upstream component of the borrowing base under our revolving credit facility was set at $400 million by our commercial lenders as part of its regularly scheduled semi-annual borrowing base redetermination. This represented an increase of $58 million, or 17%, from the previous level of $342 million. The redetermined borrowing base was effective October 1, 2012, with no additional fees or increase in interest rate spread incurred. Our total borrowing base, including our Midstream Segment (as last determined atJune 30, 2012) and giving effect to the new Upstream Segment, was approximately $780 million. The total borrowing capacity under the revolving credit facility is limited to the lower of the borrowing base and the total lender commitment, which remains unchanged at $675 million.

RESULTS OF OPERATIONS

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$184,494	$264,119	$580,152	$732,491
Gathering, compression, processing and treating fees	13,604	11,567	35,566	37,116
Realized commodity derivative gains (losses)	15,802	(2,698)	38,428	(17,958)
Unrealized commodity derivative (losses) gains	(51,305)	97,011	13,426	86,164
Other revenue	794	141	3,976	1,406
Total revenue	163,389	370,140	671,548	839,219
Cost of natural gas, natural gas liquids, and condensate	110,430	166,293	338,798	486,286
Costs and expenses:
Operations and maintenance	27,074	24,897	81,685	66,323
Taxes other than income	4,748	4,556	14,518	13,061
General and administrative	16,807	16,068	52,384	43,746
Other operating income	—	—	—	(2,893)
Impairment	55,900	9,870	122,824	14,754
Depreciation, depletion and amortization	40,395	35,040	118,043	90,314
Total costs and expenses	144,924	90,431	389,454	225,305
Operating (loss) income	(91,965)	113,416	(56,704)	127,628
Other income (expense):
Interest expense, net	(14,199)	(10,050)	(35,087)	(19,579)
Unrealized interest rate derivatives gains (losses)	615	(3,165)	4,418	2,191
Realized interest rate derivative losses	(1,733)	(3,713)	(8,578)	(13,374)
Other income (expense), net	1	(3)	(44)	(167)
Total other expense	(15,316)	(16,931)	(39,291)	(30,929)
(Loss) income from continuing operations before income taxes	(107,281)	96,485	(95,995)	96,699
Income tax benefit	(386)	(1,077)	(556)	(1,810)
(Loss) income from continuing operations	(106,895)	97,562	(95,439)	98,509
Discontinued operations, net of tax	—	(197)	—	210
Net (loss) income	$(106,895)	$97,365	$(95,439)	$98,719
Adjusted EBITDA(a)	$59,101	$62,177	$179,594	$146,419
________________________

(a)	See "Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids and condensate sales	$60,213	$90,420	$189,230	$304,813
Intersegment sales - natural gas and condensate	28,025	26,247	72,514	26,247
Gathering, compression, processing and treating fees	4,708	4,892	13,510	12,905
Other revenue	—	—	2,864	—
Total revenue	92,946	121,559	278,118	343,965
Cost of natural gas, natural gas liquids, and condensate	67,098	87,797	189,703	247,512
Operating costs and expenses:
Operations and maintenance	12,705	10,826	37,342	31,434
Depreciation and amortization	10,164	9,145	29,554	27,382
Impairment	—	—	—	4,560
Total operating costs and expenses	22,869	19,971	66,896	63,376
Operating income	$2,979	$13,791	$21,519	$33,077

Capital expenditures	$34,200	$21,443	$112,487	$36,722

Realized prices:
Condensate (per Bbl)	$81.08	$79.43	$86.74	$82.31
Natural gas (per MMbtu)	$2.64	$3.86	$2.37	$3.95
NGLs (per Bbl)	$36.23	$53.39	$39.55	$55.28
Production volumes:
Gathering volumes (Mcf/d)(a)	183,415	163,665	159,229	154,011
NGLs (net equity Bbls)(b)	228,696	231,965	855,499	609,097
Condensate (net equity Bbls)(b)	164,246	260,228	499,660	728,860
Natural gas (MMbtu/d)(a)	(990)	(7,418)	(4,661)	(5,517)
_______________________

(a)	Gathering volumes (Mcf/d) and natural gas short positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

(b)
Effective January 2012, reported NGL volumes include those volumes recovered from our equity condensate through stabilization. These NGL volumes were previously reported as condensate. This change results in an increase to reported NGL equity barrels and a corresponding decrease to reported condensate equity barrels.

Revenues and Cost of Natural Gas, NGLs and Condensate. For the three and nine months ended September 30, 2012, revenues minus cost of natural gas, NGLs and condensate for our Texas Panhandle Segment operations totaled $25.8 million and $88.4 million, respectively, compared to $33.8 million and $96.5 million for the three and nine months ended September 30, 2011, respectively. These decreases were primarily driven by the decline in natural gas and NGL prices and lower condensate equity volumes. In addition, on April 30, 2012, we reported an incident and related fire at our Phoenix-Arrington Ranch processing facility which caused the facility to remain shut-in until July 2, 2012. After restarting, the plant experienced efficiency and run time issues as the NGL recovery rates were slow to come back to pre-incident levels. Experiencing lower-than-normal NGL recovery rates, despite good throughput, is particularly problematic for us in the Texas Panhandle Segment because of the significant number of fixed NGL recovery contracts. As such, during times of low NGL recovery, we continue to pay our producer customers at the agreed-upon fixed recovery rates notwithstanding our reduced actual NGL recoveries. We estimate that our results (revenues less cost of natural gas, NGLs and condensate) were negatively impacted due to the downtime by approximately $0.7 million and $2.8 million for the three and nine months ended September 30, 2012, respectively. We have business interruption insurance and expect to pursue reimbursement for the downtime associated with the incident above the associated deductible. As of September 30, 2012, we had not accrued any amounts related to our business interruption insurance. In addition, during the three months ended March 31, 2012, a third-

party owned fractionation plant, which services all of our Panhandle processing plants, experienced downtime for approximately nine days. During that time, we curtailed NGL production through reduced recoveries at our plants. We estimate that our results for the nine months ended September 30, 2012, were negatively impacted by approximately $1.0 million due to the fractionation plant's downtime.

On June 4, 2012, we announced the successful start-up of a 60 MMcf/d cryogenic processing facility in the Granite Wash play in the Texas Panhandle (the "Woodall Plant"). Due to an incident in early June 2012 on a third-party pipeline that serves as a major residue outlet, our processing volumes in the Texas Panhandle were curtailed, primarily at the Woodall Plant. We initially mitigated this reduced flow by utilizing capacity on another residue outlet. In September 2012, we connected into a third residue outlet, which has fully alleviated the processing restrictions. We estimate that our results were negatively impacted by this incident by approximately $2.5 million and $3.1 million during the three and nine months ended September 30, 2012, respectively.

These decreases were offset by the receipt of insurance proceeds related to business interruptions incurred in 2011. In January and February 2011, severe winter weather caused operating downtime at three facilities and a reduction in existing volumes of natural gas, NGLs and condensate. This severe winter weather also caused damage to our Cargray processing facility, resulting in reduced recoveries of NGLs. The Cargray processing facility was repaired in late June 2011. The operating downtime and the affected recoveries at the Cargray facility impacted revenues minus cost of natural gas by $4.1 million across the Texas Panhandle Segment during the nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2012, we received an insurance payment of $2.9 million, which was recorded as other revenue, for business interruption related to the downtime caused by the severe winter weather in 2011.

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

Operating Expenses. Operating expenses, including taxes other than income, for the three and nine months ended September 30, 2012, increased $1.9 million and $5.9 million, respectively, as compared to the three and nine months ended September 30, 2011. The increase was primarily driven by increased costs related to the expansion of the Phoenix-Arrington Ranch Plant, which was completed in the fourth quarter of 2011, labor and related expenses associated with the new Woodall Plant and repair costs related to the Phoenix incident. The incident and resulting fire that occurred at our Phoenix-Arrington Ranch Plant in April 2012 is covered under our property insurance, and we expect to be reimbursed for repair costs above our associated deductible. Through September 30, 2012, we incurred repair costs of $2.4 million, of which we have recorded a receivable of $1.9 million as an offset against this amount.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2012 increased $1.0 million and $2.2 million, respectively, from the three and nine months ended September 30, 2011. The increase was due to increased depreciation expense primarily associated with the new Woodall Plant and other capital expenditures placed into service during the period.

Impairment. No impairment charges were incurred during the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, we recorded an impairment charge of $4.6 million in our Texas Panhandle Segment to fully write down our idle Turkey Creek plant. We determined that the components of our Turkey Creek plant could not be used elsewhere within our business, and thus we decided to remove all above-ground equipment and structures.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2012, increased by $12.8 million and $75.8 million, respectively, compared to the three and nine months ended September 30, 2011. The increase was primarily driven by spending related to the construction of our Woodall and Wheeler Plants located in the Texas Panhandle.

The construction of the Woodall Plant and associated gathering and compression is expected to cost approximately $81.5 million, of which $79.0 million had been spent through September 30, 2012.

On October 31, 2011, we announced our intention to install a high-efficiency cryogenic processing plant in Wheeler County, Texas, in the heart of the Granite Wash play. We expect the installation of the new 60 MMcf/d processing plant (the "Wheeler Plant") and construction of the associated infrastructure to be completed in the second quarter of 2013. The addition of our Woodall and Wheeler Plants to our existing processing infrastructure in the Texas Panhandle Segment is in response to incremental processing needs driven by increased drilling activity by producers in the Granite Wash play. The construction of the Wheeler Plant and associated gathering and compression is expected to cost approximately $63 million, of which $32.4 million had been spent through September 30, 2012.

East Texas and Other Midstream Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids and condensate sales	$26,130	$59,590	$98,398	$193,785
Intersegment sales - natural gas	10,020	4,330	26,471	4,330
Gathering, compression, processing and treating fees	8,896	6,675	22,056	24,211
Total revenue	45,046	70,595	146,925	222,326
Cost of natural gas, natural gas liquids, and condensate	33,145	56,536	111,203	176,202
Operating costs and expenses:
Operations and maintenance	4,940	5,888	15,833	16,645
Impairment	35,840	—	101,979	—
Depreciation and amortization	6,232	6,948	20,034	20,868
Total operating costs and expenses	47,012	12,836	137,846	37,513
Operating (loss) income from continuing operations	(35,111)	1,223	(102,124)	8,611
Discontinued operations (a)	—	(197)	—	(194)
Operating (loss) income	$(35,111)	$1,026	$(102,124)	$8,417

Capital expenditures	$2,358	$3,619	$8,010	$6,116

Realized prices:
Condensate (per Bbl)	$91.57	$93.82	$100.66	$94.28
Natural gas (per MMbtu)	$2.85	$4.36	$2.67	$4.42
NGLs (per Bbl)	$32.24	$52.57	$39.45	$51.13
Production volumes:
Gathering volumes (Mcf/d)(b)	248,094	312,103	268,512	331,003
NGLs (net equity Bbls)	81,997	114,280	258,322	345,255
Condensate (net equity Bbls)	7,010	10,519	28,737	35,426
Natural gas (MMbtu/d)(b)	392	1,758	1,482	1,963
_________________________

(a)	Includes sales of natural gas of $66 to the Upstream Segment for the nine months ended September 30, 2011.

(b)	Gathering volumes (Mcf/d) and natural gas long position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas, NGLs and Condensate. For the three and nine months ended September 30, 2012, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $11.9 million and $35.7 million, respectively, compared to $14.1 million and $46.1 million for the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2012 and 2011, we recorded revenues associated with deficiency payments of $2.2 million, $2.9 million, $0.1 million and $1.5 million, respectively. We receive deficiency payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these deficiency payments, revenues minus cost of natural gas,

NGLs and condensate for the three and nine months ended September 30, 2012 and 2011, would have been $9.7 million, $32.8 million, $14.0 million and $44.6 million, respectively. The decrease, excluding deficiency payments, for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, is primarily due to a decrease in gathering and equity volumes and lower natural gas and NGL prices.

In addition, our Yscloskey Plant in Louisiana, in which we have a non-operated ownership interest, suffered significant damage by Hurricane Isaac in August 2012 and has been out of service since that time. We estimate that revenues minus cost of natural gas and NGLs for the third quarter of 2012 was negatively impacted by approximately $0.2 million due to the damage suffered by the plant.

The gathering volumes for the three and nine months ended September 30, 2012, decreased as compared to the three and nine months ended September 30, 2011, due to the impact of Hurricane Issac, as discussed above, natural declines in the production of the existing wells and reduced drilling activity in dry-gas formations related to a decline in natural gas prices.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2012 decreased $0.9 million and $0.8 million, respectively, compared to the three and nine months ended September 30, 2011 as a result of lower maintenance costs.

Impairment. We recorded impairment expense of $35.8 million and $102.0 million during the three and nine months ended September 30, 2012, respectively, on certain assets due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012, (ii) the loss of significant gathering contracts on our Panola system during the three and nine months ended September 30, 2012 and (iii) the substantial damage incurred at the Yscloskey Plant as a result of Hurricane Isaac in August 2012. No impairment charges were incurred in the three and nine months ended September 30, 2011.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2012, decreased $0.7 million and $0.8 million, respectively, compared to the three and nine months ended September 30, 2011. The decrease was due to decreased depreciation expense as a result of the impairment charge recorded during the first six months of 2012.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2012, decreased $1.3 million and increased $1.9 million, respectively, compared to the three and nine months ended September 30, 2011. Capital expenditures for the three and nine months ended September 30, 2011, were offset by the sale of $2.3 million of excess pipe inventory related to the East Texas Mainline expansion project which was cancelled in 2010. Excluding this transaction, capital expenditures in the nine months ended September 30, 2012, decreased $0.4 million compared to the same period in 2011, due to fewer new well connects.

Discontinued Operations.  No discontinued operations were recorded during the three and nine months ended September 30, 2012. On May 20, 2011, we sold the Wildhorse Gathering System. For the three and nine months ended September 30, 2011, we generated revenues of $6.9 million, and income from operations of $0.5 million.

Marketing and Trading Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Revenues:
Natural gas, oil and condensate sales	$60,756	$63,583	$180,727	$126,341
Intersegment sales - natural gas and condensate	(40,891)	(31,980)	(106,794)	(31,980)
Total revenue	19,865	31,603	73,933	94,361
Cost of oil and condensate	10,187	21,960	37,892	62,572
Intersegment cost of oil and condensate	8,598	8,825	32,612	29,817
Operating costs and expenses:
Operations and maintenance	2	2	3	2
Depreciation and amortization	92	—	147	—
Total operating costs and expenses	94	2	150	2
Operating income	$986	$816	$3,279	$1,970

Capital Expenditures	$108	$1,151	$339	$1,438

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

For the three and nine months ended September 30, 2012, revenues minus cost of oil and condensate totaled $1.1 million and $3.4 million, respectively, compared to $0.8 million and $2.0 million for the three and nine months ended September 30, 2011, respectively. Revenues for the three and nine months ended September 30, 2012, include an unrealized mark-to-market loss of $0.2 million and $0.4 million, respectively, and a gain of $0.5 million for the three and nine months ended September 30, 2011, respectively, related to the financial derivatives and physical contracts.

In addition, our condensate marketing operations in Alabama were negatively impacted by Hurricane Isaac, which hit the gulf coast of Louisiana and Alabama in August 2012. Due to the storm, all maritime commerce in the region, including barge operations into and out of oil storage and processing facilities such as our leased storage at a third-party terminal in Mobile, Alabama, was halted. The storm and subsequent clean-up and repair operations caused our inventory levels to increase by approximately 50 MBbls, which negatively impacted our operating income for the third quarter of 2012 by an estimated $2.8 million (recorded in the Corporate Segment as an intercompany elimination). Barge operations resumed during the second week of October 2012.

Upstream Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (a)	2012	2011 (a)
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$14,376	$17,269	$44,088	$33,799
Intersegment sales - condensate	11,431	7,451	34,226	29,975
Natural gas (b)	8,324	16,014	22,474	31,294
Intersegment sales - natural gas	2,846	1,403	7,809	1,403
NGLs (c)	10,979	12,186	34,060	29,678
Sulfur (d)	3,716	5,057	11,175	12,781
Other	794	141	1,112	1,406
Total revenue	52,466	59,521	154,944	140,336
Operating Costs and expenses:
Operations and maintenance (e)	14,175	12,737	43,025	31,369
Depletion, depreciation and amortization	23,484	18,636	67,070	41,046
Impairment	20,060	9,870	20,845	10,194
Total operating costs and expenses	57,719	41,243	130,940	82,609
Operating (loss) income	$(5,253)	$18,278	$24,004	$57,727

Capital expenditures	$43,754	$31,868	$116,523	$56,688

Realized average prices (f):
Oil and condensate (per Bbl)	$83.16	$81.65	$86.93	$82.57
Natural gas (per Mcf)	$2.67	$4.08	$2.40	$3.95
NGLs (per Bbl)	$36.40	$52.35	$40.16	$55.37
Sulfur (per Long ton)	$130.77	$187.03	$141.27	$179.48
Production volumes:
Oil and condensate (Bbl)	310,349	302,766	900,873	772,350
Natural gas (Mcf)	4,177,156	4,274,811	12,614,258	8,272,176
NGLs (Bbl)	301,644	227,614	848,047	533,223
Total (Mcfe)	7,849,113	7,457,091	23,107,779	16,105,615
Sulfur (Long ton)	28,414	27,706	79,111	71,509
________________________

(a)	Includes operations related to the acquisition of Crow Creek Energy starting on May 3, 2011.

(b)	Revenues include a change in the value of product imbalances by $18, $(37), $(38) and $22 for the three and nine months ended September 30, 2012 and 2011, respectively.

(c)	Revenues include a change in the value of product imbalances by $(215), $(301), $270 and $155 for the three and nine months ended September 30, 2012 and 2011, respectively.

(d)	Revenues include a change in the value of product imbalances by $(32), $0, $(125) and $(54) for the three and nine months ended September 30, 2012 and 2011, respectively.

(e)	Includes purchase of natural gas of $66 from the East Texas and Other Midstream Segment for the nine months ended September 30, 2011.

(f)	Calculation does not include impact of product imbalances.

Revenues. For the three and nine months ended September 30, 2012, Upstream Segment revenues decreased by $7.1 million and increased by $14.6 million, respectively, as compared to the three and nine months ended September 30, 2011.  The addition of production volumes from the acquisition of Crow Creek Energy, which closed on May 3, 2011, impacted the Upstream Segment's revenues relative to the corresponding prior year period positively by $26.0 million during the nine months ended September 30, 2012, respectively. Excluding the acquisition, revenues decreased due to lower realized natural gas and NGL prices, partially offset by higher volumes for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011.

In August 2010, our East Texas oil and natural gas production was temporarily shut-in due to an unscheduled shut-down of the Eustace processing facility owned and operated by a third-party. The shut-in negatively impacted our net revenues from January 1, 2011 to March 11, 2011, the date the plant was brought back into service, by approximately $3.9 million (excluding recoveries). We recognized $5.0 million related to our business interruption insurance claim in other revenue, of which $2.0 million was recognized in the three months ended March 31, 2011 and $3.0 million was recognized in the fourth quarter of 2010. The maximum recovery under our business interruption insurance policy is $5.0 million per occurrence. During the three months ended September 30, 2012, we received an $0.8 million settlement from the third-party operator related to this incident, which was recorded as other revenue.

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

Operating Expenses. Operating expenses, including severance and ad valorem taxes, increased by $1.4 million and$11.7 million for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011.  The increase was due to higher production expenses and severance taxes related to the increase in production, of which $0.2 million and $9.5 million was directly related to the operation of the properties acquired in the acquisition of Crow Creek Energy during the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011.

On July 19, 2012, one of our operated wells in Wayne County, Mississippi experienced an uncontrolled flow event during a well workover operation. The incident required the mobilization of our emergency response personnel to control the well's flow and secure the area in coordination with local, county and state emergency management agencies. Various contractors, including well control contractors, were mobilized to assist our response team. The flow from the well was fully controlled and secured on July 24, 2012. We have Control of Well insurance and are currently pursuing reimbursement for this incident. We estimate the cost of the incident to be between $9 - $11 million and have offset amounts paid above our deductible of $150,000 by recording a receivable for reimbursement under our insurance policy. As of September 30, 2012, we have a receivable of $6.6 million related to the expected reimbursement.

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $4.8 million and $26.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the same period in the prior year.  The increase was primarily due to $5.6 million and $25.7 million of depletion and amortization expense incurred during the three and nine months ended September 30, 2012, respectively, for the properties acquired in the acquisition of Crow Creek Energy.

Impairment.  During the three and nine months ended September 30, 2012, we incurred impairment charges of $20.1 million and $20.8 million, respectively, due to (i) certain unproved property leaseholds that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale that experienced reduced revenues resulting from lower natural gas prices and continuing relatively high operating costs associated with gas compression. During the three and nine months ended September 30, 2011, we incurred impairment charges of $9.9 million and $10.2 million, respectively, due to (i) certain legacy drilling locations in our unproved properties which we no longer intend to develop based on the performance of offsetting wells during the three months ended June 30, 2011, (ii) certain proved properties of the Jourdanton Field in South Texas due to lower natural gas prices and relatively high operating costs, and (iii) certain drilling locations in our unproved properties which we no longer intend to develop during the three months ended September 30, 2011.

Capital Expenditures.  Capital expenditures increased by $11.9 million and $59.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011.   During the three months ended September 30, 2012, we drilled and completed three gross operated wells and participated in three gross non-operated wells on leases in the Mid-Continent region. Additionally, during the three months ended September 30, 2012, we conducted ten workovers and four recompletions across our operations.

Corporate and Other Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Revenues:
Realized commodity derivative gains (losses)	$15,802	$(2,698)	$38,428	$(17,958)
Unrealized commodity derivative (losses) gains	(51,305)	97,011	13,426	86,164
Intersegment elimination - Sales of natural gas and condensate	(11,431)	(7,451)	(34,226)	(29,975)
Total revenue	(46,934)	86,862	17,628	38,231
Intersegment elimination - Cost of natural gas and condensate	(8,598)	(8,825)	(32,612)	(29,817)
General and administrative	16,807	16,068	52,384	43,746
Intersegment elimination - Operations and maintenance	—	—	—	(66)
Other operating income	—	—	—	(2,893)
Depreciation and amortization	423	311	1,238	1,018
Operating income (loss)	(55,566)	79,308	(3,382)	26,243
Other income (expense):
Interest expense, net	(14,199)	(10,050)	(35,087)	(19,579)
Unrealized interest rate derivatives gains (losses)	615	(3,165)	4,418	2,191
Realized interest rate derivative losses	(1,733)	(3,713)	(8,578)	(13,374)
Other income (expense), net	1	(3)	(44)	(167)
Total other expense	(15,316)	(16,931)	(39,291)	(30,929)
Income (loss) from continuing operations before taxes	(70,882)	62,377	(42,673)	(4,686)
Income tax benefit	(386)	(1,077)	(556)	(1,810)
Income (loss) from continuing operations	(70,496)	63,454	(42,117)	(2,876)
Discontinued operations, net of tax	—	—	—	404
Segment income (loss)	$(70,496)	$63,454	$(42,117)	$(2,472)

Revenues. Our Corporate and Other Segment's revenues consist of our intersegment eliminations and our commodity derivative activities. Our commodity derivative activities impact our Corporate and Other Segment revenues through (i) the unrealized, non-cash, mark-to-market of our commodity derivatives scheduled to settle in future periods; and (ii) the realized gains or losses on our commodity derivatives settled in the indicated period. Our unrealized commodity gains and losses reflect the change in the mark-to-market value of our derivative position from the beginning of a period to the end.  In general, the change in the mark-to-market value of our derivative position may be due to several factors including the settlement of derivative instruments during the period, the addition of new derivative positions during the period, changes in the forward curves of the underlying commodities from the beginning to the end of the period, changes in interest rates used in the mark-to-market calculations from the beginning to the end of the period and the passage of time during the period.

During the three and nine months ended September 30, 2012, unrealized gains in our commodity derivative portfolio decreased, as compared to the three and nine months ended September 30, 2011, due to increases in the natural gas, NGL and crude oil forward curves.

We recognized realized commodity derivative gains during the three and nine months ended September 30, 2012, compared to realized commodity derivative losses during the three and nine months ended September 30, 2011. The increase in the realized gains for the three and nine months ended September 30, 2012, as compared to the same period in the prior year, was due to the settlement of contracts assumed in the acquisition of Crow Creek Energy and lower natural gas and NGL market prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the three and nine months ended September 30, 2012 and 2011, our Upstream Segment sold condensate to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the three and nine months ended September 30, 2011, our East Texas and Other Midstream Segment sold natural gas to our Upstream Segment to be used as fuel. Due to the increase of condensate inventory as a result of Hurricane Isaac, as discussed within the Marketing and Trading Segment section, our intersegment eliminations negatively impacted our results by $2.8 million for the three and nine months ended September 30, 2012. We expect our condensate inventory levels to return to normal during the fourth quarter of 2012.

General and Administrative Expenses. General and administrative expenses increased by $0.7 million and $8.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. This increase was primarily due to higher salaries and benefits, which was due to (i) an increase in our headcount due to the acquisition of Crow Creek Energy and (ii) increased equity compensation expense due to additional grants. In addition, we also incurred higher insurance expense related to the increase in our insurable property and to higher insurance rates during the three and nine months ended September 30, 2012. We expect our insurance expense to continue to increase in 2013 due to the increase in our insurable property as a result of our acquisition of the BP Panhandle System, and due to our claims history. The increases for the three and nine months ended September 30, 2012, were partially offset by higher professional fees incurred during the same period in 2011, primarily associated with the acquisition of Crow Creek Energy in May 2011.

At the present time, we do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consists of both realized and unrealized gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. On June 22, 2011, we terminated a $150 million notional amount 2.56% fixed rate interest rate swap at a total cost of $5.0 million, and extended the maturity of $250 million notional amount of our 4.095% fixed rate interest rate swaps from December 31, 2012 to June 22, 2015, with a fixed rate of 2.95%. During July 2012, in conjunction with our issuance of $250.0 million of senior unsecured notes, which increased our fixed interest rate exposure, we terminated the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps. During the three and nine months ended September 30, 2012, our realized settlement losses decreased by $2.0 million and $4.8 million, respectively, as compared to the three and nine months ended September 30, 2011, due to the transactions described above. For the three and nine months ended September 30, 2012, we recognized unrealized gains of $0.6 million and $4.4 million, respectively, as compared to unrealized losses of $3.2 million and unrealized gains of $2.2 million during the same period in 2011, as a result of a decrease in the forward interest rate curves. These unrealized mark-to-market losses did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $4.1 million and $15.5 million during the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  On May 27, 2011, we issued $300 million of senior unsecured notes (which were exchanged for registered notes on February 15, 2012) with a coupon of 8 3/8%; on June 22, 2011, we entered into an Amended and Restated Credit Agreement, which bears interest currently at LIBOR plus 2.50%; and on July 13, 2012, we issued an additional $250 million of senior unsecured notes.  The increases in interest expense were due to the transactions discussed above.

Income Tax (Benefit) Provision. Income tax provision for 2012 and 2011 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are subject to federal income taxes.

Discontinued Operations. On May 24, 2010, we completed the sale of our fee mineral and royalty interests as well as our equity investment in Ivory Working Interests, L.P. During the nine months ended September 30, 2011, we received payments of $0.5 million related to pre-effective date operations and recorded this amount as part of discontinued operations.

Adjusted EBITDA

Adjusted EBITDA, as defined under "Non-GAAP Financial Measures," decreased by $3.1 million and increased by $33.2 million from $62.2 million and $146.4 million for the three and nine months ended September 30, 2011, respectively, to $59.1 million and $179.6 million for the three and nine months ended September 30, 2012, respectively.

As described above, revenues minus cost of natural gas and NGLs for the Midstream Business (excluding unrealized gains from the Marketing and Trading Segment) decreased by $9.1 million and $16.0 million during the three and nine months ended September 30, 2012, respectively, as compared to the comparable period in 2011. The Upstream Segment revenues (excluding imbalances) decreased $6.7 million and increased $15.1 million during the three and nine months ended September 30, 2012, respectively, as compared to the comparable period in 2011. Intercompany eliminations of revenues minus cost of natural gas and condensate resulted in a $4.2 million and $1.5 million decrease during the three and nine months ended September 30, 2012, respectively, as compared to the comparable period in 2011. Our Corporate and Other Segment's realized commodity derivatives gains increased by $18.5 million and $56.4 million during the three and nine months ended September 30, 2012, as compared to the comparable period in 2011. This resulted in total incremental revenues minus cost of natural gas and NGLs decreasing by $1.5 million and increasing by $54.0 million during the three and nine months ended September 30, 2012, respectively, as compared to the comparable period in 2011.  The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives, which includes the amortization of put premiums and other derivative costs, and the non-cash mark-to-market Upstream Segment imbalances, none of which are included in the calculation of Adjusted EBITDA.

Operating expenses (including taxes other than income) for our Midstream Business increased by $0.9 million and $5.1 million for the three and nine months ended September 30, 2012, respectively, as compared to the same period in 2011, and operating expenses (including taxes other than income) for the Upstream Segment increased $1.4 million and $11.7 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable period in 2011.

General and administrative expenses, excluding the impact of non-cash compensation charges related to our long-term incentive program and other non-recurring items and captured within our Corporate and Other Segment, decreased by $0.8 million and increased by $4.1 million during the three and nine months ended September 30, 2012, respectively, as compared to the respective period in 2011.

As a result, revenues (excluding the impact of unrealized commodity derivative activity) minus cost of natural gas, NGLs and condensate for the three and nine months ended September 30, 2012, as compared to the same period in 2011, decreased by $1.5 million and increased by $54.0 million, respectively, operating expenses increased by $2.4 million and $16.8 million, respectively, and general and administrative expenses decreased by $0.8 million and increased by $4.1 million, respectively.  The increases in revenues minus the cost of natural gas, NGLs and condensate, while partially offset by the increases in operating costs and general and administrative expenses, resulted in an increase to Adjusted EBITDA for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, issuances of equity and debt securities and borrowings under our revolving credit facility. Our primary cash requirements have included general and administrative expenses, operating expenses, maintenance and growth capital expenditures, short-term working capital needs, interest payments on our outstanding debt, distributions to our unitholders and acquisitions of new assets or businesses.  In 2010, we issued approximately 21.6 million warrants, each entitling holders to purchase a common unit of Eagle Rock for a price of $6.00 on certain designated exercise dates through May 2012. During the nine months ended September 30, 2012, 5,300,588 warrants were exercised for which we received proceeds of $31.8 million. The final exercise date for the warrants was May 15, 2012, and on that date the remaining unexercised warrants expired.

We believe that our historical sources of liquidity will be sufficient to satisfy our short-term liquidity needs and to fund our committed capital expenditures for at least the next twelve months. Our growth strategy entails substantial expenditures on organic projects in our Midstream Business and new drilling activity in our Upstream Business. We also intend to continue to pursue attractive development and acquisition opportunities in the midstream and upstream sectors. Accordingly, we may utilize various available financing sources, including the issuance of equity or debt securities, to fund all or a portion of our organic growth expenditures and potential acquisitions. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of September 30, 2012, 691,020 units had been issued under this program for net proceeds of approximately $6.1 million.

During the third quarter of 2012, we closed an underwritten public offering of 10,120,000 common units, which included the full exercise of the underwriters' option to purchase additional common units to cover over-allotments, for net proceeds of approximately $84.5 million, The net proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility in advance of funding the acquisition of the BP Panhandle System, which closed on October 1, 2012.

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

Our current 2012 capital budget anticipates that we will spend approximately $300 million in total in 2012. Our capital expenditures were approximately $81.6 million and $239.8 million for the three and nine months ended September 30, 2012, respectively, of which $16.0 million and $35.8 million were related to maintenance capital expenditures and $65.6 million and $204.0 million were related to growth capital expenditures.

We have certain obligations under our air emissions permit to lower the SO2 emissions of our Alabama plant operations.  Additionally, in mid-2010, the Environmental Protection Agency (the "EPA") enacted new National Ambient Air Quality Standards ("2010 NAAQS") which substantially lowered the emissions limits for SO2 and mandated timelines for compliance, subject to State assessments of non-attainment and attainment areas.  In order to fulfill our permit obligations, ensure compliance with the new 2010 NAAQS requirements, as applicable, and replace and upgrade certain assets in our Alabama facilities, we expect to spend approximately $60 million through the end of 2013 at our Alabama facilities, inclusive of the approximately $8.6 million spent to date.  The expected facility upgrades to our Alabama operations should not only increase the marketable sulfur recovered from the inlet gas stream, but also are anticipated to reduce plant fuel consumption, improve the plant's operating reliability, reduce the frequency of plant turnarounds and extend the plant's operating life. Management does not anticipate, however, that the required spending will generate returns consistent with our internal rate of return thresholds for discretionary capital investment.

Distribution Policy

Our distribution policy is to distribute to our unitholders, on a quarterly basis, all of our available cash in the manner described below and as further described in our partnership agreement. Available cash generally means, for any quarter ending prior to liquidation, all cash on hand at the end of that quarter less the amount of cash reserves that the general partner determines to:

•	provide for the proper conduct of our business, including for future capital expenditures and credit and other needs;

•	comply with applicable law or any partnership debt instrument or other agreement; or

•	provide funds for distributions to unitholders in respect of any one or more of the next four quarters.

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
The revolving credit facility under the Credit Agreement consists of aggregate commitments of $675 million that may, at our request and subject to the terms and conditions of the Credit Agreement, be increased up to a total aggregate amount of $1.2 billion. Availability under the revolving credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of September 30, 2012, our borrowing base exceeded our total commitments of $675 million, and we had approximately $328.5 million of availability under the revolving credit facility, based on total commitments and before considering covenant considerations. The Credit Agreement matures on June 22, 2016.
On October 1, 2012, we borrowed approximately $207.9 million under the revolving credit facility in connection with closing the acquisition of BP America Production Company's Texas Panhandle midstream assets.
Senior Unsecured Notes
On May 27, 2011, we completed the sale of $300 million of our 8.375% senior unsecured notes due 2019 (the "Senior Notes") through a private placement, which were exchanged for registered notes on February 15, 2012. The Senior Notes will mature on June 1, 2019, and interest is payable on June 1 and December 1 each year. We used the net proceeds of approximately $290.3 million to repay borrowings outstanding under our revolving credit facility.
On July 13, 2012, we completed the sale of an additional $250.0 million of senior notes through a private placement. After the original discount of $3.7 million and excluding related offering expenses, we received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under our revolving credit facility. This issuance supplemented our prior $300.0 million of Senior Notes issued in May 2011, all of which are treated as a single series.

Debt Covenants

Our revolving credit facility requires us to maintain certain leverage, current and interest coverage ratios. As of September 30, 2012, we were in compliance with all of our debt covenants, and we believe that we will remain in compliance with our financial covenants through 2012. Our financial covenant requirements and actual ratios as of September 30, 2012, are as follows:

	Per Credit Agreement	Actual
Interest coverage ratio	2.5 (Min)	4.3
Leverage ratio	4.5 (Max)	3.5
Current ratio	1.0 (Min)	2.7

Our goal is to maintain our ratio of outstanding debt to Adjusted EBITDA, or "leverage ratio," at or below 3.5 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects. We expect our efforts to maintain or reduce our leverage ratio during 2012 will be primarily through investing in attractive growth opportunities that will increase our Adjusted EBITDA.

Our senior unsecured notes are issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At September 30, 2012, we were in compliance with our covenants under the senior unsecured notes indenture.

For a further discussion of our revolving credit facility and senior unsecured notes, see Note 8 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On July 24, 2012, we declared our second quarter 2012 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on August 7, 2012. The distribution was paid on August 14, 2012.

On October 24, 2012, we declared our third quarter 2012 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on November 7, 2012. The distribution will be paid on November 14, 2012.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of September 30, 2012, working capital was a negative $23.1 million as compared to a negative $45.3 million as of December 31, 2011.

The net increase in working capital of $22.2 million from December 31, 2011 to September 30, 2012 resulted primarily from the following factors:

•
risk management net working capital balance increased by a net $31.1 million as a result of changes in current portion of mark-to-market unrealized positions as a result of decreases to the forward natural gas, oil and NGL price curves;

•	accounts payable decreased by $10.0 million primarily as a result of lower volumes and timing of payments;

•	trade accounts receivable increased by $1.2 million primarily from the impact of insurance receivables related to property damages and timing of receipts, partially offset by the following factors:

•	accrued liabilities increased by $17.0 million primarily reflecting accrued interest and the timing of payment of unbilled expenditures related primarily to capital expenditures; and

•	cash balances and marketable securities decreased overall by $0.7 million.

Cash Flows for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Cash Flow from Operating Activities. Cash flows from operating activities increased $26.0 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. This increase was primarily due to an increase in our results of operations, excluding unrealized gains on derivatives, from our acquisition of Crow Creek Energy and a decrease in payments made to terminate or reset certain derivative contracts. During the nine months ended September 30, 2012, we made payments of $3.9 million to terminate the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps and $2.8 million to adjust the strike price on an existing WTI crude oil swap. During the nine months ended September 30, 2011, we made payments of $5.0 million and $4.8 million to unwind interest rate derivative contracts and certain commodity derivative contracts, respectively, and a $14.6 million payment to adjust the strike price on certain existing commodity derivative contracts, as compared to our payment of $1.1 million to partially unwind certain commodity derivative contracts during the nine months ended September 30, 2012. Declines in natural gas prices during the nine months ended September 30, 2012, resulted in us realizing net settlement gains on our commodity derivatives, of which $12.0 million was reclassed to cash flows from financing activities.

Cash Flows from Investing Activities. Cash flows used in investing activities for the nine months ended September 30, 2012 were $249.7 million as compared to cash flows used in investing activities of $297.5 million for the nine months ended September 30, 2011. The key difference between periods was the decrease in our net cash outlay of $220.3 million for acquisitions during the nine months ended September 30, 2011, partially offset by an increase of $143.5 million for capital expenditures, in particular spending related to our Woodall and Wheeler Plants, as well as increased drilling in our Upstream

Segment.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the nine months ended September 30, 2012 were $138.0 million as compared to cash flows provided by financing activities of $226.8 million for the nine months ended September 30, 2011. Key differences between periods included net repayments of our revolving credit facility of $150.5 million during the nine months ended September 30, 2012, as compared to net repayments of $87.0 million on our revolving credit facility during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we received $246.3 million from the sale of our Senior Notes as compared to $297.8 million during the nine months ended September 30, 2011. Cash outflows related to our distributions increased to $86.8 million during the nine months ended September 30, 2012, as compared to $49.1 million during the nine months ended September 30, 2011, as a result of increasing our quarterly distribution from $0.15 for the payments made in the first two quarters of 2011 (for the fourth quarter of 2010 and the first quarter of 2011) and $0.1875 paid in the third quarter of 2011 (for the second quarter of 2011) to $0.21 paid in the first quarter of 2012 (for the fourth quarter of 2011) and $0.22 paid in the second and third quarter of 2012 (for the first and second quarter of 2012). We also received $31.8 million due to the exercise of warrants during the nine months ended September 30, 2012, as compared to $78.2 million from the exercise of warrants during the same period in 2011. During the nine months ended September 30, 2012, we received $90.6 million of net proceeds on our equity offerings.

Hedging Strategy

We use a variety of hedging instruments such as fixed-price swaps, costless collars and put options to manage our risks related to our commodity price and interest rate exposure. At times our hedging strategy may involve adjusting strike prices of existing hedges to better reflect current market conditions or to meet other corporate objectives.  In addition, we may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Hedge transactions such as these impact our liquidity in that we are required to pay the present value of the difference between the hedged price and the current futures price.  These transactions also increase our exposure to the counterparties through which we execute the hedges. Under this strategy, during the nine months ended September 30, 2012, we partially unwound two 2013 calendar year WTI crude oil swaps, totaling 28,400 barrels per month, at a cost of $1.1 million. We were using these WTI crude oil swaps to hedge against changes in NGL prices. To continue hedging these NGL volumes, we entered into two calendar year 2013 propane swaps, totaling 2,100,000 gallons per month.

During July 2012, we enhanced our commodity derivative portfolio by paying $2.8 million to adjust the strike price from $68.30 to $92.00 (the forward market price at the date of the transaction) per barrel on an existing WTI crude oil swap of 20,000 barrels per month for the six months ended December 31, 2012.

During July 2012, we also adjusted our interest rate hedge portfolio to re-balance our mix of floating and fixed interest rate exposure following our issuance of $250 million of Senior Notes. To accomplish this, we terminated $200 million notional amount of our existing fixed rate interest rate swaps with original maturities of December 31, 2012 for a total cost of $3.9 million.

For further description of our hedging activity, see Note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements and Supplementary Data of this Form 10-Q.

Off-Balance Sheet Obligations.

We had no off-balance sheet transactions or obligations at September 30, 2012.

Recent Accounting Pronouncements

For recent accounting pronouncements, please see Note 3 of our unaudited condensed consolidated financial statements included in Part I, Item 1. Financial Statements and Supplementary Data of this Form 10-Q.

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

The following table sets forth a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Reconciliation of Adjusted EBITDA to net cash flows provided by (used in) operating activities and net income:
Net cash flows provided by operating activities	$49,229	$59,258	$111,000	$84,951
Add (deduct):
Discontinued operations	—	(197)	—	210
Depreciation, depletion, amortization and impairment	(96,295)	(44,910)	(240,867)	(105,068)
Amortization of debt issuance costs	(1,019)	(642)	(2,425)	(1,688)
Risk management portfolio value changes	(44,241)	94,634	25,081	114,403
Reclassing financing derivative settlements	3,544	1,263	11,964	3,706
Other	(3,401)	(1,106)	(8,704)	22
Accounts receivable and other current assets	16,953	(4,283)	1,976	1,200
Accounts payable and accrued liabilities	(32,224)	(6,929)	6,643	91
Other assets and liabilities	559	277	(107)	892
Net income	(106,895)	97,365	(95,439)	98,719
Add (deduct):
Interest expense, net	15,931	13,766	43,709	33,120
Depreciation, depletion, amortization and impairment	96,295	44,910	240,867	105,068
Income tax expense (benefit)	(386)	(1,077)	(556)	(1,810)
EBITDA	4,945	154,964	188,581	235,097
Add:
Unrealized (gains) losses from derivative activity	50,847	(94,384)	(17,417)	(88,893)
Restricted unit compensation expense	3,080	1,507	8,092	3,441
Non-cash mark-to-market Upstream imbalances	229	(107)	338	(123)
Discontinued operations	—	197	—	(210)
Other operating income	—	—	—	(2,893)
ADJUSTED EBITDA	$59,101	$62,177	$179,594	$146,419

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

We have not designated our contracts as accounting hedges based on authoritative guidance. As a result, we mark our derivatives to market with the resulting change in fair value being included in our statement of operations. As of September 30, 2012, our commodity hedge portfolio totaled a net asset position of $59.7 million, consisting of assets aggregating $67.1 million and liabilities aggregating $7.3 million. For additional information about our hedging activities and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

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

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations. As of September 30, 2012, the fair value liability of these interest rate contracts totaled approximately $15.8 million. For additional information about our interest rate swaps and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

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

Our derivative counterparties at September 30, 2012, not including counterparties of its marketing and trading business, included BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron & Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada and CITIBANK, N.A.

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

In July 2012, the Alabama Department of Environmental Management (“ADEM”) notified one of our subsidiaries that ADEM had made a determination that alleged violations warrant enforcement action and determined that the alleged violations are appropriate for resolution by Consent Order and proposed the terms of a to-be-mutually agreed-upon Consent Order (“Proposed Consent Order”).  Such notification and the Proposed Consent Order are the result of findings made by ADEM relating to our subsidiary's Flomaton/Fanny Church Oil and Gas Production and Treating Facility. The Proposed Consent Order primarily relates to allegations of emissions in excess of those allowed by the production rate.  Prior to receiving the Proposed Consent Order, we self-reported our emission rates and worked with ADEM to complete a series of quality improvement plans to address the causes of the alleged violations. The Proposed Consent Order includes a $100,000 fine, which may be negotiated to a lesser amount at the discretion of ADEM.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

2.1
Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 1.1 of the registrant's Current Report on Form 8-K filed on August 10, 2012)

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

3.6
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 42 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.7
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

10.1
Amendment to Brookeland Gas Facilities Gas Gathering and Processing Agreement by and between Anadarko E&P Company LP and Eagle Rock Operating, L.P. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2012)

10.2
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 1, 2012)

10.3
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.4
Confidentiality and Noncompete agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.5
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.6
Confidentiality and non-solicitation agreement by and between Eagle Rock Energy Partners, L.P. and Joseph Schimelpfening
 dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.7
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.8
Registration Rights Agreement dated as of July 13, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

10.9
Purchase Agreement dated as of July 10, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2012.

EAGLE ROCK ENERGY PARTNERS, L.P.

By:	Eagle Rock Energy GP, L.P., its general partner

By:	Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ JEFFREY P. WOOD
Name:	Jeffrey P. Wood
Title:	Senior Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit Number	Description

2.1
Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 1.1 of the registrant's Current Report on Form 8-K filed on August 10, 2012)

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

3.6
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 42 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.7
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

10.1
Amendment to Brookeland Gas Facilities Gas Gathering and Processing Agreement by and between Anadarko E&P Company LP and Eagle Rock Operating, L.P. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2012)

10.2
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 1, 2012)

10.3
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.4
Confidentiality and Noncompete agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.5
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.6
Confidentiality and non-solicitation agreement by and between Eagle Rock Energy Partners, L.P. and Joseph Schimelpfening
dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.7
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 3, 2012)

10.8
Registration Rights Agreement dated as of July 13, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

10.9
Purchase Agreement dated as of July 10, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

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