Form 10-K
period 2012-12-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2013-03-01
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
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
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant's common units held by non-affiliates of the registrant was $721,713,198 based on the closing sale price as reported on NASDAQ Global Select Market.

The issuer had 147,345,997 common units outstanding as of February 25, 2013.

 DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference into Part III of this report for the year ended December 31, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as defined by the Securities and Exchange Commission (the "SEC"). All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. We do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth under Item 1A of this Annual Report on Form 10-K. These factors include but are not limited to:

•	Drilling and geological / exploration risks;

•	Assumptions regarding oil and natural gas reserve levels and costs to exploit and timing of development;

•	Volatility or declines (including sustained declines) in commodity prices;

•	Our significant existing indebtedness;

•	Hedging activities;

•	Ability to obtain credit and access capital markets;

•	Ability to remain in compliance with the covenants set forth in our credit facility and senior notes;

•	Conditions in the securities and/or capital markets;

•	Future processing volumes and throughput;

•	Loss of significant customers;

•	Availability and cost of processing and transportation of natural gas liquids ("NGLs");

•	Competition in the oil and natural gas industry;

•
Relevant legislative or regulatory changes, including retroactive royalty or production tax regimes, changes in environmental, health and safety regulation, hydraulic fracturing regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations;

•	Ability to make favorable acquisitions and integrate operations from such acquisitions, including our recent acquisition of the BP Texas Panhandle midstream assets;

•	Shortages of personnel and equipment;

•	Potential losses associated with trading in derivative contracts;

•	Increases in interest rates;

•	Creditworthiness of our counterparties;

•	Weather, including the occurrence of any adverse weather conditions and/or natural disasters affecting our business;

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

ii

natural gas liquids or NGLs:    The combination of ethane, propane, isobutane, normal butane and natural gasoline that may be removed from natural gas as a liquid under certain levels of pressure and temperature. Most NGLs are gases at room temperature and pressure.

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

iii

In this Annual Report on Form 10-K, as the context requires, references to “Eagle Rock Energy Partners, L.P.,” “Eagle Rock,” the “Partnership,” “we,” “our,” “us,” or like terms, refer to Eagle Rock Energy Partners, L.P. and/or one or more of its subsidiaries. References to our “general partner” refer to Eagle Rock Energy GP, L.P., and the general partner of Eagle Rock Energy GP, L.P., Eagle Rock Energy G&P, LLC, both wholly-owned subsidiaries of the Partnership. References to “Natural Gas Partners” or “NGP” refer to Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. in the context of any description of our investors, and in other contexts refer to NGP Energy Capital Management, which manages a series of energy investment funds, including Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. References to the “NGP Investors” refer to Natural Gas Partners and some of our directors and current and former members of our management team. References to our “Board of Directors” or "Board" refer to the board of directors of Eagle Rock Energy G&P, LLC.

PART I

Item 1.	Business.

Overview

We are a domestically-focused, growth-oriented limited partnership engaged in the business of (i) gathering, compressing, treating, processing and transporting natural gas; fractionating and transporting natural gas liquids (“NGLs”); crude oil and condensate logistics and marketing; and natural gas marketing and trading, which collectively we call our “Midstream Business”; and (ii) developing and producing interests in oil and natural gas properties, which we call our “Upstream Business.”

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

Our Midstream Business is located in four significant natural gas producing regions: (i) the Texas Panhandle; (ii) East Texas/Louisiana; (iii) South Texas; and (iv) the Gulf of Mexico. These four regions are productive, mature, natural gas producing basins that have historically experienced significant drilling activity. On October 1, 2012, we completed our acquisition of two of BP America Production Company's ("BP") gas processing facilities, and the associated gathering systems, that are located in the Texas Panhandle (the "newly-acquired Panhandle System"). The newly-acquired Panhandle System included:

•	two natural gas processing plants — the Sunray Plant and the Hemphill Plant — with a total capacity of approximately 218 MMcf/d; and

•	an associated gathering system composed of approximately 2,551 miles of pipeline with approximately 1,935 connected wells.

As of December 31, 2012, our natural gas gathering systems across all our regions comprised approximately 8,134 miles of natural gas gathering pipelines with approximately 4,426 well connections, 19 natural gas processing plants with approximately 787 MMcf/d of plant processing capacity and 286,219 horsepower of compression.  Our Midstream Business averaged 590 MMcf/d of gathered volumes and 490 MMcf/d of processed volumes during the fourth quarter of 2012.

Our Upstream Business has long-lived, high working interest properties located in four significant oil and gas producing regions: (i) South Alabama (which includes the associated gathering, processing and treating assets); (ii) Mid-Continent (which includes areas in Oklahoma, Arkansas and the Texas Panhandle); (iii) Permian (which includes areas in West Texas); and (iv) East Texas/South Texas/Mississippi/Louisiana. As of December 31, 2012, these working interest properties included 559 gross operated productive wells and 1,249 gross non-operated wells with net production to us of approximately 82.7 MMcfe/d and proved reserves of approximately 194.4 Bcf of natural gas, 13.0 MMBbls of crude oil, and 12.9 MMBbls of natural gas liquids, of which 76% are proved developed.

We report on our businesses in five accounting segments, as outlined in Note 14 of our consolidated financial statements.   The Midstream Business's financial results are reported in the following segments: (i) Texas Panhandle, (ii) East Texas and Other Midstream and (iii) Marketing and Trading.  We report our Upstream Business as one segment. Our final reporting segment is our functional (Corporate) Segment, in which we account for our risk management, intersegment eliminations and other corporate activities including general and administrative expenses.

Ownership Structure

The diagram below depicts our ownership structure as of February 25, 2013.  The ownership percentages shown below are calculated on a fully-diluted basis:

Common Unitholders
(not including NGP)
95,959,828 Common Units
NGP (a)
51,386,169 Common Units
Non Economic General Partner Interest
Eagle Rock Energy Partners, L.P. (DE)
Upstream Operating Subsidiaries
Midstream Operating Subsidiaries
100%
Eagle Rock Energy G&P Holding, Inc. (DE)
100%
Eagle Rock Energy Finance Corp. (DE)
99.5%
.5%
Eagle Rock Energy G&P, LLC (DE)
99.999% (LP)
.001% (GP)
Eagle Rock Energy GP, L.P. (DE)

________________________

(a)
"NGP" refers collectively to Natural Gas Partners VII, L.P., a Delaware limited partnership; Natural Gas Partners VIII, L.P., a Delaware limited partnership; and such other entities as set forth on that certain Schedule 13D/A filed with the Securities and Exchange Commission on March 15, 2012 including, without limitation, Montierra Minerals & Production, L.P., a Texas limited partnership and Montierra Management LLC, a Texas limited liability company. For a discussion of certain members of management's ownership in the Montierra entities, see Part III, Item 12 -Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, incorporating by reference our to-be-filed proxy statement for our 2013 Annual Meeting of Unitholders.

Our Business Strategy
Our primary business objective is to manage our diversified midstream and upstream properties to generate cash flow and grow distributions over time. To meet this objective, we intend to execute the following business strategies:

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

•
Maintaining a disciplined financial policy. We intend to continue to pursue a disciplined financial policy by maintaining a prudent capital structure and managing our exposure to interest rate and commodity price risk. We target a total leverage ratio (outstanding debt to Adjusted EBITDA) of 3.5:1.0 or less on a sustained basis. Since our initial public offering in October 2006, we have financed 58% of our approximately $1.85 billion in acquisitions with the issuance of our common units. We plan to continue with our historical pattern of financing our growth with a balanced combination of equity and debt. Maintaining a balanced capital structure allows us to use our available capital to selectively pursue attractive investments or acquisition opportunities.

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

•
Continuing to reduce our exposure to commodity price risk. We intend to continue to operate our business in a manner that reduces our exposure to commodity price risk in the near term and on an opportunistic basis over the long term. Where commercially practical, we strive to reduce commodity exposure in our Midstream Business by entering into fee-based gathering and processing agreements with our producer customers. In addition, we use a variety of hedging instruments to reduce our exposure to commodity price risk and enhance the stability of our cash flows in both our businesses. Our commodity derivatives are primarily in the form of swaps and collars that are designed to provide a fixed price (swaps) or defined range of prices (collars) that we will receive. We generally hedge a substantial portion of our expected midstream and upstream equity volumes for forward periods of up to four years. We actively monitor our hedge portfolio for opportunities to enter into additional hedges to support our cash flow objectives.

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

Competitive Strengths
We believe that we are well positioned to execute our business strategies successfully because of the following competitive strengths:

•
Geographically and operationally diverse asset base focused on mature, prolific oil and natural gas basins. Our portfolio of assets is diversified both from a geographic and operational perspective. Our midstream assets are strategically located in active, mature regions including the Tonkawa, Cleveland and Granite Wash plays in the Texas Panhandle and the Austin Chalk and Haynesville Shale plays in East Texas and Louisiana. Our Midstream Business provides us with the potential to grow throughput volumes and cash flows based, among other things, on our existing and potential customers' drilling plans and the expected performance of their wells. In addition, we have recently added businesses related to natural gas marketing and trading and crude oil and condensate logistics and marketing in the Texas Panhandle and Alabama. Our upstream assets are diversified among numerous established, lower-cost producing basins in Alabama, Texas, Oklahoma and Arkansas with a balanced mix of crude oil, NGL and natural gas production.

•
Significant inventory of lower-risk organic growth opportunities. In our Midstream Business, we had identified approximately $68 million of opportunities to build additional infrastructure in our core areas of the Texas Panhandle and East Texas/Louisiana as of December 31, 2012. In our Upstream Business, we have a significant inventory of lower-risk drilling opportunities and other development projects in our core areas of operation. As of December 31, 2012, we had approximately 600 gross drilling locations, 135 of which were associated with proved reserves; we expect this inventory will allow us to maintain and grow production and proved reserves for several years. In our Upstream Business we have a high degree of operational control that allows us to manage our drilling plans to increase or stabilize our cash flow. We currently intend to drill or complete 32 gross (12.5 net) wells during 2013, for which we have budgeted approximately $78 million of drilling and completion capital expenditures.

•
Strong financial profile. We have strong liquidity and sufficient financial flexibility to fund our anticipated capital needs and future growth opportunities. As of December 31, 2012 we had approximately $192.5 million of unused capacity under our credit facility, based on our outstanding debt and expected total commitments (before taking into account covenant‑based capacity limitations). Our financial profile also is strengthened by our extensive commodity hedge portfolio, which serves to reduce our cash flow volatility in response to changes in oil, natural gas liquids and natural gas prices.

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

•
Affiliation with Natural Gas Partners. Founded in 1988, Natural Gas Partners manages a $10.8 billion family of investment funds organized to make direct equity investments in private energy enterprises. Natural Gas Partners owns a significant equity position in us. Natural Gas Partners historically has provided us with increased exposure to acquisition opportunities. We expect that our relationship with Natural Gas Partners may continue to provide us with several significant benefits, including on-going exposure to acquisition opportunities and access to a significant group of transactional and financial professionals with a successful track record of investing in energy assets. We have agreements with Natural Gas Partners that restrict its control of our board of directors and its voting rights with respect to our common units.

History

Our Partnership, formed in May 2006, is the legal successor to Eagle Rock Pipeline, L.P. as a result of our initial public offering in October 2006. We have historically grown through acquisitions and organic growth projects.

The following is a table that depicts our significant acquisitions/dispositions by date, transaction type, cost, financing sources and business over the past five years:

Table of Significant Acquisitions/Dispositions in the Past Five Years

Closing Date	Transactions	Amount ($ in Millions)	Financing Sources ($ in Millions)				Business
			Cash	Debt	Equity to Sellers	Cash from equity offerings
Acquisitions:
4/30/2008	Stanolind Acquisition	$81.9	$5.9	$76.0	$—	$—	Upstream
10/1/2008	Millennium Acquisition	$212.9	$7.2	$176.4	$29.3	$—	Midstream
10/19/2010	Centerpoint Acquisition	$27.0	$27.0	$—	$—	$—	Midstream
5/3/2011	Mid-Continent Acquisition	$563.7	$15.0	$212.6	$336.1	$—	Upstream
10/1/2012	Panhandle Acquisition	$230.6	$—	$146.3	$—	$84.3	Midstream
Dispositions:
5/24/2010	Minerals Business Disposition (a)	$174.5	$174.5	$—	$—	$—	Minerals
12/20/2012	Barnett Shale Properties	$14.8	$14.8	$—	$—	$—	Upstream
_______________________________

(a)	Amount includes approximately $2.9 million of cash received from the Minerals Business after the effective date of the sale.

The following is a chart that depicts the costs of our organic growth projects by year and reportable segment over the past five years:

 Table of Organic Growth Project Costs in the Past Five Years

The following graph depicts our historical trends in Adjusted EBITDA and quarterly distribution rate per common unit over the past three years:

______________________________

Note: "Hedge resets" (in which we paid our hedge counterparties to increase the strike price of existing swaps) contributed $2.2 million to Adjusted EBITDA for the first quarter of 2010.

For a definition of Adjusted EBITDA and reconciliation to GAAP, see Part II, Item 6. Selected Financial Data-Non-GAAP Financial Measures.

  Due to our enhanced liquidity position resulting from the Recapitalization and Related Transactions described below, our debt reduction efforts and improved economic conditions, we increased our distribution rate for the fourth quarter of 2010 and throughout 2011. In the first quarter of 2012, natural gas and NGL prices experienced a substantial and extended decline. As a result, we held the distribution rate flat throughout 2012.

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

Our Two Lines of Business and Our Five Reporting Segments

Midstream Business

Midstream Industry Overview

General. Raw natural gas produced from the wellhead is gathered and delivered to a processing plant or markets located near the production field, where it is treated, dehydrated, and/or processed, while condensate is collected and sold upstream of processing. Processing natural gas involves the separation and treating of raw natural gas resulting in a pipeline quality natural gas, primarily methane and mixed NGLs. Natural gas treating entails the removal of impurities, such as water, sulfur compounds, carbon dioxide and nitrogen. Interstate and intrastate pipelines deliver the processed natural gas to markets. Mixed NGLs are typically transported via NGL pipelines or by truck to a fractionator which separates the NGLs into its components such as ethane, propane, normal butane, isobutane and natural gasoline. The component NGLs are then sold to end users. In many cases condensate is stabilized to further reduce its vapor pressure in order to meet truck transport requirements. Blending of light and heavy gravity condensate is also done to improve the quality, market optionality and associated sales price.

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

Treating and Processing. Raw natural gas produced at the wellhead is often unsuitable for pipeline transportation or commercial use and must be processed and/or treated to remove the heavier hydrocarbon components and/or contaminants. The principal components of pipeline-quality natural gas are methane and ethane, but most raw natural gas also contains varying amounts of heavier hydrocarbon components (such as propane, normal butane, isobutane, and natural gasoline) and impurities (such as water, sulfur compounds, carbon dioxide, oxygen and nitrogen). We own and operate natural gas processing and/or treating plants in four geographic regions.

Fractionation. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, normal butane, isobutane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock and as a heating fuel, an engine fuel and an industrial fuel. Normal butane is used as a petrochemical, and as a blend stock for motor gasoline. Isobutane is typically fractionated from mixed butane (a stream of normal butane and isobutane in solution), principally for use in enhancing the octane content of motor gasoline. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock. We operate a fractionation facility to produce propane at one of our facilities in the Texas Panhandle Segment.  In our East Texas and Other Midstream Segment we own a 4.50% interest, which was updated to 3.07% interest in January 2013, in the Tebone Fractionator, a fractionation facility operated by Enterprise Products Partners L.P. in southern Louisiana.

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

Marketing and Trading. Natural gas marketing and trading involves the sale of natural gas either produced by processing plants or purchased from gathering systems or other pipelines. NGL marketing involves the sale of the unfractionated (or "y-grade") products or fractionated products recovered at the processing plants. We market and trade natural gas, and market NGLs and condensate for our own account and for the benefit of most of our producer customers in our Midstream Business and for certain working interest owners in our Upstream Business. In the fourth quarter of 2010, we created a marketing subsidiary to develop, implement, and launch marketing uplift strategies surrounding crude oil and condensate in Alabama and in the Texas Panhandle. Strategies include marketing and transportation, including the use of rail, barge, and storage facilities, and product blending to enhance product net-back prices. Currently, our crude marketing subsidiary does not own marketing-related natural gas or natural gas liquid pipelines, storage or other transportation assets, nor does it utilize financial derivatives in the marketing of our products. In 2011, we created a natural gas marketing and trading subsidiary to capitalize on the physical and financial opportunities that naturally extend from our upstream and midstream assets. Where in the past we generally sold to wholesale buyers at the tailgates and wellheads of our assets, now this subsidiary holds transportation agreements and moves our product to many locations and types of buyers. This strategy diversifies our credit and performance risk and allows us to capitalize on daily, monthly and seasonal changes in market conditions. With these transportation and marketing options in place, our gas marketing and trading subsidiary has been successful in buying and marketing third party gas in various operating areas.

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

Midstream Business Overview

We own natural gas gathering and processing assets in four significant natural gas producing regions: the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico. During 2012, we remained focused on contracting new gas to our systems and initiating organic growth projects to meet the increasing demand for processing services by our producer customers.  The majority of our growth projects are designed to enhance and expand our processing capacity in the Granite Wash and surrounding plays in the Texas Panhandle. In 2012, we completed the installation of our 60 MMcf/d Woodall plant and began construction on our 60 MMcf/d Wheeler plant, which is expected to be in service in the first half of 2013. In October 2012, we acquired from BP the Sunray and Hemphill processing plants (with a total combined capacity of approximately 218 MMcf/d) and the associated 2,551 mile gathering system ("Panhandle Acquisition"). Concurrent with the acquisition, we entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement with BP under which we will gather and process BP's natural gas production from the existing wells connected to the newly-acquired Panhandle System. Furthermore, BP has committed itself to us under the same agreement and committed its farmees to us under substantially the same terms, with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of our gathering system serving such BP connected wells. As of December 30, 2012, we have increased our high-efficiency processing capacity servicing Texas Panhandle production to 488 from approximately 157 MMcf/d at the beginning of 2010. We expect this processing capacity to increase to approximately 548 MMcf/d in 2013.

Within our geographic areas of operation, we strive to be a competitive and low cost natural gas gatherer and processor. To achieve this end, we coordinate the operations and commercial activities of our gathering and processing assets to provide better customer service.  From an operations perspective, our key strategy is to provide our customers safe and reliable service at reasonable costs and to improve our competitiveness in securing new customers through more efficient operations.  From a commercial perspective, our focus is to assist our customers in maximizing the value of their production by providing options and capacity for the movement and marketing of their natural gas and NGLs.  We are well positioned to take advantage of continued growth opportunities in the Texas Panhandle Granite Wash play and in the Austin Chalk play in East Texas.  In an effort to comply with the competitive environment of our operating areas, we often provide a combination of “Fixed Recovery Agreements” with a “Fee-Based Agreement” component.  These are typically structured to comply with producer preference and also to help alleviate the level of commodity exposure that we have on any single agreement. As of December 31, 2012, the percentage of natural gas wellhead volumes under various contractual arrangements were 26% fixed recovery, 27% fee-based, 39% percent-of-proceeds (which includes percent-of-liquids) and 8% percent-of-index (blended/combination contracts are categorized based upon which arrangement within the contract generates the majority of the margin).

As of December 31, 2012, our Midstream Business consisted of the following:

Asset	Length (miles)	Available Compression (Horsepower)	Processing Plant Through-put Volume Capacity (MMcf/d)
Texas Panhandle Segment	6,514	211,500	488
Canadian cryogenic plant and gathering system	359		25
Phoenix Arrington Ranch cryogenic plant and gathering system	757		80
Woodall plant (b)	n/a		60
Hemphill plant and gathering system	1,766		50
Sunray plant and gathering system	785		168
Red Deer cryogenic plant (a)(c)	n/a		24
Roberts County refrigeration plant and gathering system (a)(d)	14		20
System 97 gathering system (e)	77		n/a
Buffalo Wallow gathering system (e)	113		n/a
Cargray cryogenic plant and gathering system	905		30
Gray cryogenic plant and gathering system (a)	615		20
Lefors cryogenic plant and gathering system	663		11
Stinnett gathering system	451		n/a
Turkey Creek gathering system	9		n/a
East Texas and Other Midstream Segment	1,620	74,719	299
Brookeland cryogenic plant and gathering system	633		100
Indian Springs cryogenic plant (25% non-operated) and Camp Ruby gathering system (20% non-operated) (f)	n/a		36
Tyler County gathering system	73		n/a
Panola gathering system	33		n/a
Quitman gathering system	51		n/a
Rosewood mechanical refrigeration plant and gathering system (a)	42		10
Vixen gathering system (e)	7		n/a
Belle Bower JT plant and gathering system (a)	68		20
Simsboro gathering system (e)	30		n/a
Sligo gathering system (e)	10		n/a
ETML gathering system and JT Plant (e)	221		15
Douglas East gathering system (e)	14		n/a
BGS gathering system (e)	24		n/a
Robertson County gathering system (e)	36		n/a
North gathering system (h)	85		n/a
Central mechanical refrigeration plant and gathering system (i)	102		2
New Ulm gathering system	15		n/a
Phase 1 gathering system	70		n/a
Raymondville gathering system	31		n/a
Raymondville JT plant (a)	n/a		40
San Ignacio gathering system	6		n/a
TGP McAllen JT plant and gathering system	13		40
Sweeny gathering system (50% non-operated)	16		n/a
North Terrebonne refrigerated lean oil plant (4.50% non-operated) (g)	n/a		36
Tebone Fractionator (2.63% non-operated) (h)	n/a		n/a
Galveston Bay gathering (50% non-operated)	12		n/a
CMA Pipeline segments (non-operated)	28		n/a
TOTAL Midstream Businesses	8,134	286,219	787
_______________________________

(a)	The plant is owned by us, but we lease the plant site.

(b)	The plant processes gas from the Phoenix Arrington Ranch gathering system.

(c)	The plant processes gas from the Canadian gathering system.

(d)	The Roberts County Plant has 21 MMcf/d of capacity but currently only has installed compression to process 20 MMcf/d.

(e)	The systems gather dry natural gas that does not require processing to meet pipeline hydrocarbon dew point quality specifications.

(f)	Our net plant capacity is based on the plant expansion to 145 MMcf/d total capacity in February 2008.

(g)
The available capacity shown is net to our ownership share. Available capacity is based on the previous year's allocated throughput volume for each owner and to existing owners and potential new owners who are adding new production volumes. Our ownership in North Terrebonne changed in January 2013 to 3.07% from 4.50%.

(h)	The Tebone Fractionator has 30,000 Bbl/d of capacity. Our ownership share is tied to our ownership percentage in the North Terrebonne Plant which changed to 3.07% from 4.50% in January 2013.

(i)	Sections of the system are subject to FERC jurisdiction under Section 311 of the NGPA.

The following graph depicts plant processing capacity and utilization by month.  The volumes shown include only the gas volumes that we gathered that were processed before entering the interstate or intrastate pipeline systems (we refer to such natural gas as wet gas) and excludes the gas volumes that we gathered that were not processed prior to delivery to the interstate or intrastate pipeline systems (we refer to such natural gas as dry gas).

_______________________________
Note.  Reflects the installation of the Phoenix-Arrington Ranch plant in 2010 and its expansion in October of 2011, the installation of the Woodall plant in June 2012 and the acquisition of the Sunray and Hemphill plants in October 2012.  Other changes are attributable to adjustments of plant ownership percentages at North Terrebonne and Yscloskey, the shut-down of the Yscloskey plant in September 2012 and the abandonment of two small JT plants.

Texas Panhandle Segment

Our Texas Panhandle Segment covers 14 counties in Texas and two counties in Oklahoma. On October 1, 2012, we completed the acquisition of the Sunray and Hemphill processing plants and associated 2,500 mile gathering system. Through the systems within this segment we offer midstream wellhead-to-market services, including gathering, compressing, treating, processing and selling of natural gas, and fractionating and selling of NGLs. As of December 31, 2012, approximately 338 producers and 3,822 wells and central delivery points were connected to the systems in our Texas Panhandle Segment. The Texas Panhandle Segment averaged gathered volumes for the fourth quarter of 2012 of approximately 372 MMcf/d. As of December 31, 2012, BP and Mewbourne Oil Company represented 26.5% and 6.5%, respectively, of the total volumes of our Texas Panhandle Segment. The following is a map of our Texas Panhandle Segment:

TEXAS PANHANDLE SEGMENT

Texas
Beaver
Sherman
Hansford
Ochiltree
Lipscomb
Moore
Hutchinson
Roberts
Potter
Carson
Gray
Wheeler
Sunray Plant
Roberts County Plant
Red Deer Plant
Canadian Plant
Hemphill Plant
Woodall Plant
Phoenix-ArringtonRanch Plant
Goad Treater
Cargray Plant
Gray County Plant
Lefors GasPlant
Wheeler Plant (Under Construction)

As of December 31, 2012, the Texas Panhandle Segment consisted of approximately 6,514 miles of natural gas gathering pipelines, ranging from two inches to 24 inches in diameter; ten active natural gas processing plants with an aggregate capacity of 488 MMcf/d; a propane fractionation facility with capacity of 1.0 MBbls/d; and four condensate collection and stabilization facilities.

Natural Gas Supply. Our systems in the East Panhandle (defined as northern Wheeler, Hemphill, Lipscomb, Ochiltree, Hansford and Roberts Counties, Texas) gather and process natural gas produced from multiple geological reservoirs, including the Cottage Grove, Tonkawa, Cleveland, Hogshooter, Granite Wash and Morrow formations of the Anadarko basin. Approximately 96% of the natural gas gathered from these areas is processed to recover the NGL content, which generally ranges from 4.0 to 5.0 gpm, with the remaining volume not processed but treated for removal of carbon dioxide and hydrogen sulfide to make the natural gas marketable. This natural gas can be isolated and sent to treating facilities while the remaining system is used to gather the natural gas into the processing plants. This area has experienced substantial drilling and reserve growth since 2002.  Producers are increasing their use of horizontal drilling in the Tonkawa, Cleveland, Hogshooter and Granite Wash plays.  The enhanced economics associated with horizontally drilled wells and the relatively high levels of liquids found in the reservoir has led to an overall increase in the number of wells permitted for the greater these plays. In response to increased demand for processing capacity by our producer customers operating in the Granite Wash and surrounding plays, we completed construction on one new cryogenic processing plant, our 60 MMcf/d Woodall plant, which was placed into service in 2012, and initiated construction on another, our 60 MMcf/d Wheeler Plant, which we expect to place into service during the first half of 2013. In addition, during 2012 we substantially expanded our presence in the area due to the Panhandle Acquisition.

Our systems in the West Panhandle (defined as Moore, Potter, Gray, Hutchinson, Carson, Sherman, Hartley, Collingsworth and southern Wheeler Counties, Texas) gather and process natural gas produced from the Brown Dolomite formations in the Anadarko basin. These areas are fully developed, and as a result there is limited new drilling activity in the area served by our West Panhandle systems. Natural gas production from wells located within the West Panhandle area generally are low volume wells being gathered at very low pressure. Natural gas from wells located in this area generally have an annual rate of decline of 6% to 9%.  This natural gas is processed to recover the NGL content which generally ranges from 8.0 to 18.0 gpm.

In the Panhandle Segment, natural gas is contracted at the wellhead primarily under (i) percent-of proceeds (which includes percent-of-liquids), (ii) fixed recovery, (iii) percent-of-index and (iv) fee-based arrangements that range from one to five years in term. As of December 31, 2012, approximately 37%, 31%, 7% and 25% of our total throughput was under percent-of-proceeds, fixed recovery, percent-of-index, and fee-based arrangements, respectively.

In addition, we produced approximately 3,340 equity barrels per day of condensate in the Texas Panhandle Segment during the fourth quarter of 2012. We stabilized approximately 2,530 barrels per day at our Superdrip, Cargray, Woodall and Sunray stabilizers during the fourth quarter of 2012.

Competition. With the production growth in the Granite Wash, Cleveland, Tonkawa and Hogshooter plays, a number of midstream companies have built plants in the area. Our primary competitors in this area are DCP Midstream, LLC and Enbridge Energy Partners, L.P. The key drivers in this high growth area, in order to continue to connect producer wells, are the ability to provide low pressure gathering services, to provide outlet capacity for the natural gas as it is brought into producing status and to provide high value efficient plant processing. We have extensive gathering systems that are situated in the Granite Wash and surrounding plays, and in response to the increased need for processing capacity in this play, we placed into service our Woodall plant and completed the Panhandle Acquisition during 2012. In addition, we expect to place our Wheeler Plant into service during the first half of 2013. During 2012, we expanded the Phoenix gathering system by over 33.3 miles of 8 inch to 12 inch pipeline at a cost of $20.9 million.

Texas Panhandle Markets. Our residue gas is marketed primarily by our natural gas marketing subsidiary. Our NGLs are marketed primarily to ONEOK Hydrocarbons ("ONEOK") and ConocoPhillips Company.  During 2011, NGL takeaway capacity from the Texas Panhandle became constrained, driven by the increase in liquids-focused drilling activity in areas such as the Granite Wash and surrounding plays. Several new pipeline projects are currently under development to increase NGL takeaway capacity from the Texas Panhandle, but these projects are not expected to be in service until mid- to late-2013. Until that time, we believe NGL takeaway capacity will continue to be constrained. Under our existing contractual relationship with ONEOK, we believe we have secured sufficient takeaway capacity for our existing operations and for the increased takeaway requirements associated with the installation of our Woodall Plant in 2012 and our Wheeler Plant in 2013. Our condensate is sold under contract terms of one year or less. In addition, condensate produced and stabilized is sold to regional markets on a multi-month basis through various supply, trading and logistics companies.

East Texas and Other Midstream Segment

Our East Texas and Other Midstream Segment operates within the following natural gas producing regions: East Texas/Louisiana, South Texas and the Gulf of Mexico.

Through our East Texas/Louisiana region, we offer producers natural gas gathering, treating, processing and transportation and NGL transportation across 21 counties in East Texas and seven parishes in West Louisiana. Our systems in the East Texas/Louisiana region which serve liquids-rich basins have experienced consistent drilling activity in recent years, whereas our systems in this region serving dry-gas basins have experienced reduced drilling activity.

Our operations in the South Texas region primarily gather natural gas and recover NGLs and condensate from natural gas produced in the Frio, Vicksburg, Miocene, Canyon Sands and Wilcox formations in South Texas.

Our operations in the Gulf of Mexico region are non-operated ownership interests in pipelines and onshore plants which are all located in southern Louisiana. In August 2012, the Yscloskey processing plant in Louisiana suffered significant damage due to Hurricane Isaac and has been shut-down indefinitely. The Gulf of Mexico region also provides producer services by arranging for the processing of producers’ natural gas into third-party processing plants, which we describe as our Mezzanine Processing Services.  The following is a map of our East Texas and Other Midstream Segment:

EAST TEXAS AND OTHER MIDSTREAM SEGMENT

Brookeland Plant
Indian Springs Plant
Tebone
North Terrebonne

Natural Gas Supply. As of December 31, 2012, approximately 604 wells and central delivery points were connected to our systems in the East Texas and Other Midstream Segment. As of December 31, 2012, the East Texas and Other Midstream Segment provides gathering and/or marketing services to approximately 125 producers. The East Texas and Other Midstream Segment averaged gathered volumes of approximately 217 MMcf/d during the fourth quarter of 2012.

The supply of natural gas into our East Texas and Other Midstream Segment is highly dependent upon drilling activity over which we have no ownership or control. We have experienced throughput declines in this segment since 2008, primarily due to decreased drilling activity by our producer customers driven by low natural gas prices. As of December 31, 2012, Anadarko E&P Company LP ("Anadarko") and BBX Operating, LLC represented 15% and 13%, respectively, of the total volumes of our East Texas and Other Midstream Segment. The natural gas supplied to us in this region is generally dedicated to us under individually negotiated long-term and life-of-lease contracts. Contracts associated with this production are primarily percent-of-proceeds (which includes percent-of-liquids) and fee-based arrangements, with some percent-of-index and fixed recovery. As of December 31, 2012, the percentage of natural gas under the contract structures were 42% percent-of-proceeds, 33% fee-based, 10% percent-of-index, and 15% fixed recovery.

In October 2012, we announced that we entered into an Amendment (the "Amendment") to our existing Gas Gathering and Processing Agreement (the "Agreement") with Anadarko to support Anadarko's drilling program in western Louisiana. The Amendment, among other things, (i) obligates Anadarko to deliver to us for gathering and processing the total volume of natural gas produced from wells drilled in an additional approximately 800,000 acre 10-year dedication in Allen, Beauregard, Evangeline, Rapides and Vernon Parishes, Louisiana, (ii) changes the fee structure for all new wells spud on or after April 1, 2012 by Anadarko on the dedicated lands (inclusive of both the lands dedicated under the Base Agreement and the Amendment) to provide for a fixed gathering fee arrangement (rather than a commodity-price sensitive processing fee), and (iii) revises the mechanism that provides for our recovery of capital expenditures for connecting our pipelines to Anadarko-operated wells spud on or after April 1, 2012.

Markets. In the East Texas/Louisiana region approximately 43% of the residue gas remaining after processing is sold by our natural gas marketing subsidiary and the balance is taken in kind by the producer customers into the markets available at the tailgates of the plants or pipeline interconnects.  Residue gas pipelines include Houston Pipeline Company, Natural Gas Pipeline Company, Tennessee Gas Pipeline, Crosstex Energy L.P. and Southern Natural Pipeline. Our NGLs are sold to various companies including Williams NGL Marketing, LLC.

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

Competition. Our primary competition in the East Texas/Louisiana and South Texas regions includes Crosstex Energy, L.P., DCP Midstream, LLC, Energy Transfer Partners, LP and Enterprise Products Partners, L.P. Producers in the East Texas / Louisiana area value high run-time rates of the processing assets, connections to premium markets and low pressure gathering services. During 2012, we continued to expand the Brookeland Gathering System and Tyler County gathering system by over 10.4 miles of 6 inch to 8 inch pipeline at a cost of $6.1 million.

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

Our competition in the Gulf of Mexico region at the North Terrebonne Plant is primarily from other owners in those plants as well as the plant operators who are attempting to contract with the producers on behalf of all the plant owners.  In our Mezzanine Processing Services, the primary competition comes from the plant operators at the various third party plants in which we have contracts.

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

We also conduct natural gas marketing and trading activities, which began during the third quarter of 2011. We seek to capitalize on the physical and financial arbitrage opportunities that naturally extend from our upstream and midstream assets. Where in the past we generally sold to wholesale buyers at the tailgates and wellheads of our assets, now, through our natural gas marketing and trading subsidiary, we hold transportation agreements and move our product to many locations and types of buyers. This strategy diversifies our credit and performance risk and allows us to capitalize on daily, monthly, and seasonal changes in market conditions.

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

Upstream Business

Upstream Business Overview

Our Upstream Business has long-lived, high working interest properties with extensive production histories and development opportunities located in four regions within the United States:

•	South Alabama, which includes the associated gathering, processing and treating assets;

•	Mid-Continent, which includes areas in Oklahoma, Arkansas and the Texas Panhandle acquired in conjunction with our CC Energy II L.L.C. acquisition ("Mid-Continent Acquisition") in May 2011;

•	Permian, which includes areas in West Texas; and

•	East Texas/South Texas/Mississippi/Louisiana.

As of December 31, 2012, these working interest properties included 559 gross operated productive wells and 1,249 gross non-operated wells with net production of approximately 82.7 MMcfe/d and proved reserves of approximately 194.4 Bcf of natural gas, 13.0 MMBbls of crude oil, and 12.9 MMBbls of natural gas liquids, of which 76% were proved developed. The reserve life index is approximately 12 years based on our average daily production for the fourth quarter of 2012.

The following table summarizes our producing properties by region as of December 31, 2012:

Region	Average net daily sales in 2012			Gross productive wells in December 2012
	Oil, Bbl/d	Natural gas, Mcf/d	Natural gas liquids, Bbl/d	Operated	Non- Operated
South Alabama Region	1,406	3,651	644	26	3
Mid-Continent Region	1,086	35,537	1,714	286	1,078
Permian Region	472	1,450	190	207	55
East Texas/South Texas/Mississippi/Louisiana Region	271	4,288	513	40	113
Total	3,235	44,926	3,061	559	1,249

South Alabama Region. The South Alabama region includes the Big Escambia Creek, Flomaton and Fanny Church fields located in Escambia County, Alabama. These fields produce from either the Smackover or Norphlet formations at depths ranging from approximately 15,000 to 16,000 feet.  The Big Escambia Creek field was discovered in 1971 and encompasses approximately 11,568 gross and 7,334 net Eagle Rock operated acres.  We operate eighteen productive wells with an average ownership of 63% working interest and 54% net revenue interest in the Big Escambia Creek field.  The Fanny Church field is located two miles east of Big Escambia Creek. Our ownership includes approximately 1,284 gross and 949 net operated acres that include two productive operated wells with an ownership of 85% working interest and 66% net revenue interest.  The Flomaton field is adjacent to and partially underlies the Big Escambia Creek field.   The field encompasses approximately 1,280 gross and 1,256 net Eagle Rock operated acres and produces from the Norphlet formation at depths from approximately 15,000 to 16,000 feet.  We operate three productive wells with an approximate average 91% working interest and 78% net revenue interest.  The Smackover and Norphlet reservoirs are sour, gas condensate reservoirs which produce gas and fluids containing a high percentage of hydrogen sulfide and carbon dioxide. These impurities are extracted at the Eagle Rock-operated Big Escambia Creek Treating Facility or Flomaton Treating Facility, and the effluent gas is further processed for the removal of natural gas liquids in our Big Escambia Creek Gas Processing Facility. The operation of the wells and the facilities is closely connected, and we are the largest owner and operator of the combined assets. In addition to selling condensate, natural gas, and NGLs, we also market elemental sulfur.

 Mid-Continent Region. The Mid-Continent region consists of operated and non-operated properties in the Golden Trend Field, Cana Shale play, Verden Field, and other fields located in the Anadarko Basin of western Oklahoma; the Mansfield Field and other fields in the Arkoma Basin of Arkansas and Oklahoma; and various fields in the Texas Panhandle. Within the Mid-Continent region, the fields can generally be characterized as mature fields that produce from multiple reservoirs. Productive depths range from approximately 2,500 feet in the Arkoma fields of western Arkansas to greater than 18,000 feet in the Springer formation in certain western Oklahoma fields.

Our largest producing field in the region is the Golden Trend field which extends across Grady, McClain and Garvin Counties in Oklahoma. The field is a large structural trap, discovered in 1947, that produces from the shallow Pennsylvanian Deese formation to the deep Ordovician Arbuckle formation. Most of our current production is from the Bromide formation and the "Big Four" interval consisting of the Viola, Hunton, Woodford and Sycamore formations. We typically drill through all these formations and perform multi-stage fracture stimulation completions in the Bromides and "Big Four" intervals.

We have a significant ownership position in the new and expanding Cana (Woodford) Shale and Southeast Cana Shale plays in western Oklahoma. We have approximately 15,200 net acres in these plays extending across Canadian, Blaine, Dewey, Grady, Garvin and Stephens Counties in Oklahoma. The Cana and Southeast Cana Shale produce from horizontal wells drilled to vertical depths of 11,000 - 13,000 feet and extended with horizontal lateral lengths of approximately 5,000 feet. The horizontal laterals are fracture stimulated in multiple stages to optimize productivity from the shale reservoir.

In the Mid-Continent region, we operate 286 productive wells and own a working interest in an additional 1,078 non-operated productive wells. The average working interest in these productive operated and non-operated wells is 83% and 9%, respectively. The net production averaged approximately 50.2 MMcfe/d in the fourth quarter of 2012, of which approximately 73% was produced from wells we operated. Most of the non-operated production comes from the properties within the Cana Shale play, Verden Field, and various other fields located in the Arkoma and Anadarko Basin. The majority of the interests in the Cana Shale are operated by large upstream companies with significant experience and expertise in developing shale gas reserves.

Permian Region. The Permian region contains numerous fields including Ward South, and Ward-Estes North located mainly in Ward, Pecos, and Crane Counties, Texas.  These fields are located on the Central Basin Platform which extends from central Lea County in New Mexico to central Pecos County in Texas and encompasses hundreds of fields with multiple productive intervals from the Yates-Seven Rivers-Queen group through the Ellenburger formations. In Ward County, we have approximately 10,285 gross and 10,215 net acres of leasehold and we operate fields with multiple productive horizons which produce from depths of 2,300 feet (Yates) to 9,100 feet (Pennsylvanian).   Two of our major properties in the region, the Louis Richter lease and the American National Life lease, are located in Ward County. In Crane County, the Southern Unit is located in the Running “W” Waddell field which was discovered in the mid-1930s and produces predominantly oil at depths from approximately 5,750 to 5,900 feet.  We operate approximately 5,875 net acres in this area.   Our ownership in the Permian region wells averages 95% net working interest and 75% net revenue interest.

East Texas/South Texas/Mississippi/Louisiana Region. The East Texas and Louisiana fields produce primarily from the Smackover Trend at depths from 12,000 to 12,700 feet and encompass approximately 18,991 gross and 15,872 net Eagle Rock acres. We operate 32 productive wells which produce gas that contains between approximately 25% to 65% of impurities (hydrogen sulfide, nitrogen, and carbon dioxide). The Edgewood field also contains two productive gas wells in the Cotton Valley at depths of 11,500 to 11,600 feet which produce "sweet" natural gas. The East Texas production, with the exception of a single well, is gathered by Tristream Energy, LLC and processed at its Eustace Plant for separation of condensate, removal of impurities, and extraction of natural gas liquids and sulfur for a combination of fees and percentage of proceeds.

In South Texas, we operate six productive wells with 100% working interest and 88% net revenue interest in the Jourdanton field in Atascosa County, Texas, which was discovered in 1945 by Humble Oil Company.  Our net leasehold ownership in the field is 926 acres.  Our production from the field is primarily from the Edwards carbonates (7,300 to 7,400 feet); however, production has been established in multiple reservoirs above the Edwards interval, predominately the Georgetown, Austin Chalk, and Buda formations.  In addition, the Eagle Ford shale is productive in the southern portion of Atascosa County, but it has not been widely tested in the immediate vicinity of our wells.

The Mississippi properties produce from the Smackover formation at depths of 16,500 feet to 17,200 feet, and our interests encompass approximately 800 gross and 790 net acres. We operate one productive oil well and one productive gas well.

Productive Wells

On December 31, 2012, we had under operation 288 gross (259 net) productive oil wells and 271 gross (225 net) productive natural gas wells. On December 31, 2012, we owned non-operated working interests in an additional 179 gross (27 net) productive oil wells and 1,070 gross (76 net) productive natural gas wells.

Developed and Undeveloped Acreage

The following table describes the leasehold acreage we owned as of December 31, 2012:

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross(c)	Net(d)	Gross(c)	Net(d)	Gross	Net
Total	450,531	196,976	17,685	10,495	468,216	207,471
____________________________

(a)	Developed acres are acres pooled or assigned to productive wells.

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

Drilling and Recompletion Activity

During 2012, we drilled and completed eleven operated wells in our Mid-Continent region, which included four wells in the Cana and Cana Southeast Shale plays and seven wells in the Golden Trend Field. In addition, we participated with a working interest in twenty non-operated wells drilled and completed in the region. In our remaining operated regions, we drilled and completed one operated well in the Permian Basin, and one non-operated well in East Texas. During 2012, recompletion and workover projects were conducted on thirty-one operated wells and one non-operated well across our

Upstream segment. Overall, the capital program generated a unit development cost of $22.08/Boe. As of December 31, 2012, we were in the process of drilling eight gross wells (2.7 net).

From the close of our Mid-Continent Acquisition in May 2011 through December 31, 2011, we drilled and completed eleven operated wells in our Mid-Continent region which included two wells in the Cana Shale play, four wells in the Golden Trend Field, and three wells in the Texas Panhandle. Additionally we participated with a working interest in thirty-one non-operated wells drilled and completed in the region. In our remaining operated regions, we drilled and completed one well in our Edgewood field in East Texas, and one well in our Big Escambia Creek field. Our success rate in 2011 was approximately 81% for the forty-two well drilling program with a total program unit development cost of $13.86/Boe.

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

Oil and Natural Gas Reserves

Estimates of proved reserves as of December 31, 2012 were based on estimates made by our independent engineers, Cawley, Gillespie & Associates, Inc (“CGA”). CGA has conducted the annual estimate of proved reserves for us since 2007. In 2012, CGA was engaged by and provided its reports to our senior management team.  The Audit Committee has the authority to engage and terminate the independent reserve engineer.  Management continues, however, to have direct oversight of the independent reserve engineer's activities.

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

In the preparation of its report, CGA relies on engineering and other data provided by our staff and overseen by our Senior Vice President - Technical Evaluations, Mr. Steven Hendrickson.  Mr. Hendrickson is a State of Texas Licensed Professional Engineer (License #65951) with over 29 years of experience in petroleum engineering, operations, economics, finance, acquisitions and risk management.  He earned a bachelors of science degree in chemical engineering from the University of Texas and a masters of science degree in finance from the University of Houston.  He is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

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

Proved Reserves

The following table presents our estimated net proved natural gas and oil reserves in the Upstream Business on December 31, 2012. These values are based on independent reserve reports prepared by Cawley, Gillespie & Associates, Inc.

As of December 31, 2012
Reserve Data: Upstream Business
Estimated net proved reserves:
Natural gas (Bcf)	194.4
Oil (MMBbls)	13.0
Natural Gas Liquids (MMBbls)	12.9
Total (Bcfe)	349.6
Proved developed (Bcfe)	265.2
Proved developed reserves as % of total proved reserves	76%

Estimated net undeveloped reserves:
Natural gas (Bcf)	57.9
Oil (MMBbls)	2.0
Natural Gas Liquids (MMBbls)	2.4
Total (Bcfe)	84.4
Proved undeveloped (Bcfe)	84.4

Proved Undeveloped Reserves

As a master limited partnership, we grow primarily through acquisitions of producing properties and subsequently conduct development activities on those properties to maintain our production rates.  The acquisition candidates that meet our investment criteria often have a high ratio of developed to undeveloped reserves, and we conduct limited exploration activities. As of December 31, 2012, we had 135 drilling locations associated with proved undeveloped reserves, most of which were acquired in the Mid-Continent acquisition.

We approach the development of our undeveloped reserves in a measured pace, in order to hold our production rate fairly constant or slightly inclining.  The development plan in our proved reserves report contemplates the drilling of all of our undeveloped locations within five years.

Our undeveloped drilling locations are concentrated in the Mid-Continent region, primarily in the Golden Trend Field of Grady County, Oklahoma and the Cana Shale and Southeast Cana Shale plays in western Oklahoma.

Of the thirty-three wells drilled during the year ended December 31, 2012, eight of the operated wells and three of the non-operated wells were proved undeveloped locations. In 2011, of the forty-two wells drilled, six of the operated wells and two of the non-operated wells were proved undeveloped locations. In 2010, of the six wells we drilled, five were proved undeveloped locations.

Oil and Natural Gas Production

For detail and discussion of our net production and realized prices by product for the years ended December 31, 2012, 2011 and 2010, see our discussion of the results of operations for our Upstream Business within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2012 Compared with Year Ended December 31, 2011 and Year Ended December 31, 2011 Compared with Year Ended December 31, 2010.  Production costs, excluding ad valorem and severance taxes for our Upstream Business for the years ended December 31, 2012, 2011 and 2010 were $7.14/Boe, $7.44/Boe and $12.72/Boe, respectively.

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

Safety matters associated with our pipelines are regulated at the federal level by the Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the U.S. Department of Transportation ("DOT") Office of Pipeline Safety ("OPS"). The safety of our pipelines is also regulated by the states in which we operate. States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. Because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. For more information regarding the regulations that may impact us, see "Item 1A.Risk Factors - We may incur significant costs and liabilities resulting from safety and compliance-related regulations."

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

In 2008, FERC took additional steps to enhance its market oversight and monitoring of the natural gas industry.  Order No. 704, as clarified in orders on rehearing, requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit an annual report to FERC describing their wholesale physical natural gas transactions that use an index or that contribute to or may contribute to the formation of a gas index.  The FERC is currently contemplating expanding the industry's reporting requirements. On November 15, 2012, the FERC issued a Notice of Inquiry seeking comments whether requiring quarterly reporting of every gas transaction within the FERC's jurisdiction that entails physical delivery for the next day or the next month would provide useful information for improving natural gas market transparency. Comments on the Notice of Inquiry were due by February 12, 2013.

Our natural gas gathering operations are generally exempt from direct FERC regulation under the NGA; however, FERC has enforcement authority over certain aspects of our business through its jurisdiction over natural gas markets and intrastate pipelines that engage in interstate transportation services.

Our Eagle Rock DeSoto Pipeline, L.P., operations are subject to FERC regulation of the rates, terms and conditions of service to the extent that the DeSoto Pipeline transports gas in interstate commerce under Section 311 of the Natural Gas Policy Act, or NGPA. Rates for Section 311 transportation service must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. For additional information regarding the applicability of Section 311 to us, see "Item 1A. Risk Factors - Our Eagle Rock DeSoto Pipeline, L.P. (“DeSoto Pipeline”) transports gas in interstate commerce on its Central and North Texas Systems and is therefore subject to FERC regulation under Section 311 of the NGPA."

In 2010, the FERC issued Order No. 735, to be effective April 1, 2011 (further clarified by Order No. 735-A on December 16, 2010), which requires intrastate pipelines providing transportation services under Section 311 of the NGPA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information be supplied through a new electronic reporting system and will be posted on FERC's website, and that such quarterly reports may not contain information redacted as privileged. Order No. 735 also extends the Commission's periodic review of the rates charged by the subject pipelines from three years to five years. On October 18, 2012, the FERC issued a Notice of Proposed Rulemaking, proposing to provide streamlined procedures for processing uncontested NGPA Section 311 rate filings. Under such procedures, the filing would be deemed approved without issuance of a FERC order if no protest is filed within a specified period of time, or if any protests are resolved within a reconciliation period. Comments on the Notice of Proposed Rulemaking were filed in December 2012, and FERC action is pending.

FERC issued a Notice of Inquiry on October 21, 2010, requesting comments on whether and how holders of firm capacity on intrastate pipelines providing transportation services under Section 311 of the NGPA should be permitted to allow others to make use of their firm intrastate capacity. Comments were filed in January 2011, and FERC action is pending. The Notice of Inquiry may lead to regulations that impact our DeSoto Pipeline operations.

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

The TRRC is subject to a sunset condition and a sunset review occurred during the 2011 legislation session. The sunset legislation did not pass, and the Texas Legislature approved continuation of the TRRC for an additional two-year period to September 1, 2013. If the Texas Legislature does not continue the TRRC in the 2013 legislative session, the TRRC will be abolished effective September 1, 2013, and will begin a one-year wind-down process. The Sunset Advisory Commission has recommended certain organizational and other changes be made to the TRRC. We expect the Texas legislature to consider the

Sunset Advisory Commission recommendations and take action during the 2013 legislative session to continue the TRRC beyond September 1, 2013. We cannot, however, tell what, if any, changes will be made to the TRRC during the 2013 legislative session, but we do not believe that any such changes would affect our business in a way that would be materially different from the way such changes would affect our competition. For more discussion regarding common purchaser statutes and the TRRC's authority over us, see "Risk Factors Item 1.A- We may incur significant costs and liabilities resulting from safety and compliance-related regulations."

The DOT regulates the design, installation, testing, construction, operation, replacement, and management of our pipeline facilities. In addition, we must permit access to and copying of records, and must make certain reports and provide information, as required by the Secretary of Transportation. The states in which we have pipelines have comparable regulations.

We are subject to regulation by the DOT under the Accountable Pipeline and Safety Partnership Act of 1996, sometimes referred to as the Hazardous Liquid Pipeline Safety Act (“HLPSA”), and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA covers petroleum and petroleum products and requires any entity that owns or operates pipeline facilities to (i) comply with such regulations, (ii) permit access to and copying of records, (iii) file certain reports and (iv) provide information as required by the Secretary of Transportation.

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

Intrastate Natural Gas Pipeline Regulation. The TRRC has authority over the rates, terms and conditions of service for our DeSoto Pipeline's intrastate transportation activities.

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

Sales of Natural Gas. Our sales of natural gas for resale in interstate commerce are conducted pursuant to a blanket marketing certificate issued by the FERC. The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting the natural gas industry. These initiatives may affect the intrastate transportation of natural gas under certain circumstances.  FERC has imposed an annual reporting requirement on all industry participants, including otherwise non-jurisdictional entities, engaged in wholesale physical natural gas sales and purchases in excess of a de minimis level, and is currently considering imposing quarterly reporting requirements for certain gas sales.  Further, our physical purchases and sales of natural gas, our gathering and/or transportation of natural gas, and any related hedging activities that we undertake are subject to anti-market manipulation regulation by FERC and/or the Commodity Futures Trading Commission.  These agencies hold substantial enforcement authority, including the ability to assess substantial civil penalties, to order disgorgement of profits, and to recommend criminal penalties for violations of anti-market manipulation laws and related regulations.  Violation of the anti-market manipulation laws and regulations could also subject us to related third-party damage claims.  We do not believe that we will be affected by these anti-market manipulation requirements materially differently than other natural gas marketers with whom we compete.

Upstream Business

The natural gas and oil industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the natural gas and oil industry is constantly evolving, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are authorized by statute to issue new and revised rules and regulations, some of which carry substantial penalties for failure to comply, which could be applicable to our business. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

Environmental Matters

Midstream Business

We operate pipelines, plants, and other facilities for gathering, compressing, treating, processing, fractionating, or transporting natural gas, NGLs, and other products that are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or safety. We have programs and policies designed to keep our pipelines, plants, and other facilities in compliance with existing environmental laws and regulations. For more information regarding the impact of environmental regulations on us, see "Item 1A.Risk Factors - We are subject to compliance with stringent environmental and safety laws and regulations that may expose us to significant costs and liabilities, and future regulations may be more stringent."

The following is a summary of the more significant existing environmental laws and regulations to which our business operations are subject:
 The Federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including our processing plants and compressor stations. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to emit new pollutants or increase emissions, obtain and comply with air permits containing various emission and operational limitations, and utilize specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. For instance, in 2010, the United States Environmental Protection Agency ("EPA") adopted final rules making more stringent the National Ambient Air Quality Standards (“NAAQS”) for sulfur dioxide and nitrogen dioxide. Further, EPA periodically reviews and may lower the NAAQS for various pollutants in the future. Attainment of these new NAAQS will likely require us to install more stringent controls at our facilities, which would result in increased capital expenditures. In addition, on August 16, 2012, the EPA published a final New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) that establish new air emission control requirements for natural gas and NGL production, gathering and processing and transportation activities.

We could also be impacted by federal regulations limiting greenhouse gas emissions or imposing reporting obligations with respect to such emissions which have been proposed or finalized.  For a discussion of the effects of greenhouse gas regulation, see “Item 1A. Risk Factors- Climate change laws or regulations restricting emissions of 'greenhouse gases' could result in increased operating costs and a decreased demand for oil and natural gas that we produce or process.”

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

The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which addresses three principal areas of oil pollution—(a) prevention, (b) containment and cleanup, and (c) liability. OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities, and subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into waters of the U.S. Any unpermitted release of petroleum or other pollutants from our operations could result in potential liability. Some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.  These programs may also require remedial activities or capital expenditures to mitigate groundwater contamination along our pipeline systems as a result of past or current operations.  Contamination of groundwater resulting from spills or releases of oil or gas is an inherent risk within our industry.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. We also generate materials in the course of our operations that may be regulated as hazardous substances and we may incur liability under the Resource Conservation and Recovery Act, as amended, also known as “RCRA,” which imposes requirements related to the handling and disposal of solid and hazardous wastes, as well as similar state laws. In the course of our operations we may generate petroleum product wastes and ordinary industrial wastes that may be regulated as solid and hazardous wastes under RCRA.

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

Our operations and those of our lease operators are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or safety. Our Upstream Business is subject to the same environmental laws and regulations that are discussed in our Midstream Business section above. Like our Midstream Business, our Upstream Business could be impacted by any legislation or regulations that are adopted to address greenhouse gas emissions in the United States. For further discussion of these environmental laws and regulations, see “Midstream Business” above and “Item 1A. Risk Factors-We are subject to compliance with stringent environmental laws and regulations that may expose us to significant costs and liabilities, and future regulations may be more stringent.”

On our working interest properties, and particularly our operated properties, we are responsible for conducting operations in a manner that complies with applicable environmental laws and regulations.  These laws and regulations can adversely affect our capital expenditures, earnings and competitive position in many ways, such as:

•	requiring the acquisition of various permits before drilling commences;

•	requiring the installation of pollution control equipment;

•	restricting the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limiting or prohibiting drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	requiring remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	imposing substantial liabilities for pollution resulting from our operations;

•	with respect to operations affecting federal lands or leases, requiring preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement; and

•	restricting the rate of natural gas and oil production below the rate that would otherwise be possible.

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

Employees

To carry out our operations, as of December 31, 2012, Eagle Rock Energy G&P, LLC or its affiliates employed approximately 510 people who provide direct support for our operations. In addition, on January 1, 2013, an additional 78 employees were added due to the Panhandle Acquisition. None of these employees are covered by collective bargaining agreements. Eagle Rock Energy G&P, LLC considers its employee relations to be good.

Available Information

We provide access free of charge to all of our SEC filings, as soon as reasonably practicable after filing or furnishing it, on our internet site located at www.eaglerockenergy.com. We will also make available to any unitholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Eagle Rock Energy Partners, L.P., General Counsel or Chief Financial Officer, 1415 Louisiana Street, Suite 2700, Houston, TX 77002, or call 281-408-1200. Unless explicitly stated otherwise herein, the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

As a result of these factors, the amount of cash we distribute to our unitholders may be significantly less than the current distribution level, or the distribution may be suspended. In addition, under our partnership agreement, our General Partner may determine to establish any cash reserve necessary for the proper conduct of our business including reserves for future capital expenditures, future credit needs and to better ensure continued compliance with our credit facility and the indenture governing our 8.375% Senior Notes Due 2019 (the "senior notes") before making distributions to our unitholders.

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

In our Upstream Business, we also have risks inherent with declining reserves. Our producing reservoirs experience production rate declines that vary depending upon reservoir characteristics and other factors. The overall production decline rate of our upstream business may change when additional wells are drilled, when we make acquisitions and under other circumstances. Our future cash flows and income, and our ability to maintain and to increase distributions to unitholders, are partly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves or develop current reserves include competition, access to capital, prevailing oil and natural gas prices, the costs incurred by us to develop and exploit current and future oil and natural gas reserves, and the number and attractiveness of properties for sale.

Natural gas, NGLs, crude oil and other commodity prices are volatile, and an adverse movement in these prices could adversely affect our cash flow and our ability to make distributions.

We are subject to risks related to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas, NGLs and crude oil have been extremely volatile, and we expect this volatility to continue. A drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions.

Changes in natural gas, NGL and crude oil prices have a significant impact on the value of our reserves and on our cash flows. In 2012, the settlement price of the prompt month NYMEX natural gas contract ranged from $1.91 per MMBtu to $3.90 per MMBtu, and the settlement price of prompt month NYMEX crude oil contract ranged from $77.69 per barrel to $109.77 per barrel.

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

We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated future cash flows of our assets, the carrying value may not be recoverable and therefore may require a write-down. During the year ended December 31, 2012, we incurred total impairment and other charges of $177.0 million, primarily as a result of (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment, (ii) the loss of significant gathering contracts on various systems, (iii) the substantial damage incurred at our Yscloskey processing plant as a result of Hurricane Isaac in August 2012, (iv) certain leaseholds in our unproved properties that we expect to expire undrilled in 2013 and (v) our proved properties in certain regions that are expected to have reduced operating income resulting from natural production declines, lower future natural gas prices and ongoing relatively high operating costs associated with gas compression.. See Note 5 and Note 12 to our consolidated financial statements for further discussion. During the year ended December 31, 2011, we incurred total impairment charges of $16.3 million, primarily as a result of contract terminations notifications by significant producers in our East Texas and Other Midstream Segment.   We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations and financial position in the period incurred.

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

Due to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the hedges we execute are undertaken in a highly regulated market. At this time, significant components of the Dodd-Frank regulatory regime are subject to rulemaking by the Commodity Futures Trading Commission and other regulators. Issues such as our continued ability to pledge non-cash collateral could affect the cost and structure of our hedging program. While we expect these issues to be resolved during the first two quarters of 2013, we cannot be certain when final rules will be issued. Until final rules are issued, we cannot predict the impact to our hedging activities. For related discussion, see the risk factor below regarding Dodd-Frank.

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

As of December 31, 2012, we had $608.5 million outstanding under our senior secured credit facility, leaving approximately $192.5 million of available borrowing capacity as of that date,  and $544.6 million outstanding under our senior notes, net of unamortized discount. Our level of outstanding debt could have important consequences to us, including the following:

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
Covenants in our credit facility and the indenture governing our senior notes may limit our ability to make distributions, enter into certain types of acquisitions or engage in other business transactions.

Our credit facility and the indenture governing our senior notes contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our credit facility and the indenture governing our senior notes contain covenants requiring us to maintain certain financial ratios and tests. Any subsequent replacement, restatement or amendment of our credit facility and the indenture governing our senior notes or any new indebtedness could impose similar or greater restrictions.

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

The oil and natural gas industry is capital intensive. We expect to continue to make substantial capital expenditures in our business for the maintenance, growth, construction and acquisition of midstream and upstream assets and oil and natural gas production and reserves. In 2013, our capital expenditure budget is expected to be approximately $208 million, excluding acquisitions. We intend to finance our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities, when market conditions allow. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

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

In both the Midstream and Upstream Businesses there is significant competition for experienced personnel, particularly in the engineering, accounting and financial reporting, tax and land departments. In addition, competition is strong for attractive midstream assets, oil and natural gas producing properties, oil and natural gas companies and undeveloped leases and drilling rights. We may often be outbid by competitors in our attempts to acquire personnel, assets, properties or companies. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

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

The markets and pipelines to which we deliver natural gas, NGLs, condensate or other products establish specifications for the products they are willing to accept.  These specifications include requirements such as hydrocarbon dewpoint, compositions, temperature, and foreign content (such as water, sulfur, carbon dioxide, and hydrogen sulfide), and these specifications can vary by product, pipeline or markets.  If the total mix of a product that we deliver to a pipeline or market fails to meet the applicable product quality specifications, the pipeline or market may refuse to accept all or a part of the products scheduled for delivery to it or may invoice us for the costs to handle or damages from receiving the out-of-specification products. In those circumstances, we may be required to find alternative markets for that product or to shut-in the producers of the non-conforming natural gas that is causing the products to be out of specification, potentially reducing our through-put volumes or revenues.

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

Credit markets have experienced a prolonged period of low interest rates. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to make acquisitions or for other purposes or to make cash distributions at our intended levels.

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

All of our midstream assets are located in the Texas Panhandle, East and South Texas and Louisiana, and all of our upstream operated properties are located in Texas, Oklahoma, Alabama, Arkansas, and Mississippi. Due to our limited diversification in industry type and location, an adverse development in one of these businesses or operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

We have limited control over the activities on properties we do not operate, which includes a substantial number of the properties we acquired in the Mid-Continent Acquisition.

Devon Energy Production Co LP, Continental Resources, Inc., Cimarex Energy Co. and others operate some of the properties in which we have an interest, including the properties we acquired in the Mid-Continent Acquisition. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside our control, including:

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

Our commodity derivatives trading activities expose us to additional risks associated with selling and marketing products in energy markets.

In 2011, we began conducting commodity derivatives trading activities through our natural gas marketing subsidiary, Eagle Rock Gas Services, LLC. Our portfolio of derivative and other energy contracts may consist of contracts to buy and sell commodities that are settled by the delivery of the commodity or cash. If the values of these contracts change in a direction or manner that we do not anticipate or cannot manage, it could negatively affect our results of operations. In the past, certain marketing and trading companies have experienced severe financial problems due to price volatility in the energy commodity markets. In certain instances this volatility has caused companies to be unable to deliver energy commodities that they had guaranteed under contract. If such a delivery failure were to occur in one of our contracts, we might incur additional losses to the extent of amounts, if any, already paid to, or received from, counterparties. As a result, our business, results of operations, financial condition and ability to pay distributions to our unitholders may be adversely affected.

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
Currently, NGP beneficially owns 51,386,169 common units, representing over 35% of our outstanding common units. In addition, pursuant to our partnership agreement, NGP is entitled to appoint three of the nine members of our board of directors. As a result, NGP could exert certain significant influence over us. NGP may have interests that do not align with our interests and with the interests of our unitholders, which could have an adverse impact on our results of operations or cash available for distribution to unitholders. In addition, NGP's level of control may make any potential takeover bids more costly or difficult in the future.

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

Currently, our management team, directors and NGP (including through their interests in Montierra) beneficially own an aggregate of 53,826,301 common units, including 1,228,762 common units which are still subject to a vesting requirement. The resale of any of these common units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Numerous governmental authorities, such as the federal Environmental Protection Agency ("EPA") and analogous state agencies in which states we operate have the power to enforce compliance with these laws and regulations, oftentimes requiring difficult and costly actions. Failure to comply may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. Certain environmental statutes and analogous state laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and have a material adverse effect on our operations or financial position. For example, in response to the April 2010 Macondo well incident the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) and the Office of Natural Resource Revenue ("ONRR"), in addition to their regulatory predecessors, adopted a series of regulatory initiatives that impose a variety of new safety and operating measures on oil and natural gas exploration and production operators in federal waters in the U.S. Gulf of Mexico that are intended to help prevent a similar incident in the future. Additional proposed changes in laws, regulations, guidance and policy could affect exploration and production operators in federal waters of the U.S. Gulf of Mexico and, in turn, adversely affect our midstream business that relies, in part, on the receipt of natural gas from such operators.

In addition, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards (NSPS) to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (i.e., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. The new NSPS rule also requires the control of VOC emissions from new/modified tanks associated with oil and gas production and gathering and processing activities that will increase the costs associated with growth and maintenance. Further, the final rules under NESHAPS include maximum achievable control technology (MACT) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. We are currently evaluating the impact of these final rules on our business. Compliance with these requirements, especially the imposition of these green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could increase our costs or reduce our production, which could have a material adverse effect on our results of operations and cash flows.

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

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair, or preventative or remedial measures, as well as more stringent pipeline safety standards.

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

We currently estimate that we may incur costs of $1.1 million in 2013 for specific plant and pipeline integrity management program testing along certain segments of our pipeline, as required by existing DOT and OSHA regulations to be completed this year. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.

We may incur significant expenses if anomalous pipeline conditions are discovered or due to the implementation of more stringent pipeline safety standards as a result of new or amended legislation. For example, in January 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the Pipeline Safety Act directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, and leak detection system installation. The Pipeline Safety Act also directs owners and operators of interstate and intrastate gas transmission pipelines to verify their records confirming the maximum allowable pressure of pipelines in certain class locations and high consequence areas, requires promulgation of regulations for conducting tests to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas, and increases the maximum penalty for violation of pipeline safety regulations from $1 million to $2 million. PHMSA is also considering changes to its natural gas transmission pipeline regulations to, among other things, expand the scope of “high consequence areas,” strengthen integrity management requirements applicable to existing operators; strengthen or expand non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection, and gathering lines; and add new regulations to govern the safety of underground natural gas storage facilities including underground storage caverns and injection or withdrawal well piping that are not regulated today. We cannot predict the final outcome of these legislative or regulatory efforts or the precise impact that compliance with any resulting new requirements may have on our business.

The adoption of derivatives legislation by the United States Congress and its implementation by the Commodity Futures Trading Commission and SEC could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
In 2010, Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which among other things, establishes a comprehensive framework for the regulation of derivatives, or swaps. The SEC, which has jurisdiction over security-based swaps, and the Commodity Futures Trading Commission (the "CFTC"), which has jurisdiction over swaps, have issued regulations to implement this new statutory regime. Once fully implemented, and subject to certain exemptions that may be available to us, entities such as Eagle Rock that enter into swaps will be subject to, among other things, swap recordkeeping and reporting requirements; clearing, trade execution and margin requirements (e.g., posting of collateral). Our swap counterparties may be subject to even greater regulatory requirements and may be subject to regulated capital requirements. Dodd-Frank also provides for the imposition of position limits for referenced futures contracts, including with respect to certain energy commodities, and economically equivalent futures, options and swaps.  The CFTC promulgated regulations imposing position limits, which were vacated by a federal court in September 2012.  The CFTC is currently appealing that decision and could in the future re-promulgate position limits rules in a manner that attempts to address the defects identified by the court.
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

Our Eagle Rock DeSoto Pipeline is subject to FERC regulation under Section 311 of the Natural Gas Policy Act, or NGPA. In October 2008, DeSoto Pipeline filed a request for FERC approval to continue to use DeSoto Pipeline's currently-effective rate for NGPA Section 311 service, which is based on a city-gate transportation rate approved by the TRRC as being fair and equitable and not in excess of a cost-based rate.  In March 2009, FERC approved a settlement authorizing DeSoto Pipeline to continue to charge the currently-effective rate for NGPA Section 311 service, subject to a requirement that on or before May 1, 2010, DeSoto Pipeline must either file a new application for rate approval with FERC or file an election to use its then-effective rates for intrastate city-gate transportation service on file with the TRRC.  If the latter, then DeSoto Pipeline was required to make a filing with the TRRC for a cost-based rate determination.  On September 14, 2010, the FERC granted an extension of time to May 1, 2012 for DeSoto Pipeline to file a new application for rate approval or to file the election. On April 23, 2012 DeSoto Pipeline filed an application with the TRRC for a cost-based review of the reasonableness of the currently-effective transportation rate to be used for NGPA Section 311 service, and on May 1, 2012, DeSoto Pipeline filed with the FERC a notice of its election to continue to use DeSoto Pipeline's rates for intrastate city-gate transportation service on file with the TRRC for NGPA Section 311 service. Action on both filings is pending.  Any failure on our part to comply with the rates approved by the FERC for Section 311 service, to comply with the terms and conditions of service established in our FERC-approved Statement of Operating Conditions, or to comply with applicable FERC regulations, the NGPA, or certain state laws and regulations could result in an alteration of the jurisdictional status of DeSoto Pipeline and the imposition of civil and/or criminal penalties.

A change in the regulations related to a state's use of eminent domain could inhibit our ability to secure rights-of-way for future pipeline construction projects.

Certain states where we operate are considering the adoption of laws and regulations that would limit or eliminate a state's ability to exercise eminent domain over private property.  This, in turn, could make it more difficult or costly for us to secure rights-of-way for future pipeline construction and other projects. Further, states may amend their procedures for certain entities within the state to use eminent domain. For example, in response to a recent decision from the Texas Supreme Court, the TRRC may alter the process for a pipeline company to claim common carrier status under Texas law.

Climate change laws or regulations restricting emissions of "greenhouse gases" could result in increased operating costs and a decreased demand for oil and natural gas that we produce or process.

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth's atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources. The EPA has asserted that the final motor vehicle GHG emission standards triggered Prevention of Significant Deterioration (“PSD”) and Title V permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the PSD and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be fully developed. With regards to the monitoring and reporting of GHGs, on November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule published in October 2009 to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year are now required to report annual GHG emissions to EPA, with the first report for emissions occurring in 2011 due on September 28, 2012. These EPA rulemakings could adversely affect our operations by limiting drilling opportunities, restricting or delaying our ability to obtain air permits for new or modified facilities, or imposing materially increased costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or comply with new regulatory or reporting requirements.
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
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas well drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving fluids that contain diesel fuel under the Safe Drinking Water Act's Underground Injection Control Program and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. EPA accepted comments on the draft guidance in 2012, but has not yet finalized the permitting guidance. In addition, legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in the hydraulic fracturing process. Further, on May 4, 2012, the Department of the Interior's Bureau of Land Management (“BLM”) issued a proposed rule to regulate hydraulic fracturing on public and Indian land. The rule would require companies to publicly disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed and includes provisions addressing well-bore integrity and flowback water management plans.
Certain states where we operate, including Texas have adopted, and other states are considering adopting, regulations and legislation that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Texas adopted a law in June 2011 requiring disclosure to the Texas Railroad Commission ("TRRC") and the public of certain information regarding the components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.
We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. For example, in October 2011, the EPA announced that it plans to develop standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works (POTWs), which will be proposed in 2014. The regulations will be developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse affect on our operations and financial condition.
A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The Agency released a progress report outlining work currently underway on December 21, 2012 and is expected to release results of the study in 2014. These on-going or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substance Control Act, and/or other regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.
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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes or if we become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations we believe that we satisfy the qualifying income requirement and will be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us.

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

At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. We are, for example, subject to an entity level tax on the portion of our income that is generated in Texas. Imposition of such any such tax on us by any other state will reduce the cash available for distribution.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS challenge will reduce our cash available for distribution.

We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest by the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period would result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. A deferral of depreciation deductions would result in increased taxable income or reduced taxable loss to certain unitholders, although the exact increase or reduction for each unitholder cannot be estimated at this time. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our consolidated financial statements or our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the technical termination occurs.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (eg., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

If a unitholder sells common units, they will recognize a gain or loss equal to the difference between the amount realized and the tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income allocated for a common unit, which decreased the unitholder’s tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than their tax basis in that common unit, even if the price received is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, if a unitholder sells units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts ("IRAs"), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities or non-U.S. persons should consult a tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors, including our inability to match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to the unitholders. It also could affect the timing of these tax benefits or the amount of gain from sales of common units and could have a negative impact on the value of our common units or result in audit adjustments to tax returns of our unitholders.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to federal income taxes, a unitholder will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, now or in the future, even if the unitholder does not live in any of those jurisdictions. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, a unitholder may be subject to penalties for failure to comply with those return filing requirements. We own assets and conduct business in several states. Many of these states currently impose a personal income tax. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is a unitholder's responsibility to file all United States federal, state and local tax returns.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The Fiscal Year 2013 Budget proposed by the President recommends elimination of certain key U.S. tax incentives currently available to oil and natural gas exploration and production companies. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; and an increase in the geological and geophysical amortization period for independent producers. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the taxable income allocable to the unitholders.

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

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may, at any given time, be a party to various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, give assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. We have been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against us in these two indemnified cases, we would expect to make a claim against the indemnification up to limits of the indemnification.

In July 2012, the Alabama Department of Environmental Management (“ADEM”) notified one of our subsidiaries that ADEM had made a determination that alleged violations warrant enforcement action and determined that the alleged violations are appropriate for resolution by Consent Order and proposed the terms of a to-be-mutually agreed-upon Consent Order (“Proposed Consent Order”).  Such notification and the Proposed Consent Order were the result of findings made by ADEM relating to our subsidiary's Flomaton/Fanny Church Oil and Gas Production and Treating Facility. The Proposed Consent Order primarily related to allegations of emissions in excess of those allowed by the production rate.  Prior to receiving the Proposed Consent Order, we self-reported our emission rates and worked with ADEM to complete a series of quality improvement plans to address the causes of the alleged violations. On November 20, 2012, we executed a revised consent order that became effective on January 11, 2013. The order provides for a civil penalty of $80,000, which was paid on January 31, 2013.

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

Quarter Ended	High	Low	Distribution per Unit	Record Date	Payment Date
March 31, 2011	$10.35	$8.61	$0.1500	May 9, 2011	May 13, 2011
June 30, 2011	$13.00	$10.00	$0.1875	August 5, 2011	August 12, 2011
September 30, 2011	$11.48	$8.50	$0.2000	November 4, 2011	November 14, 2011
December 31, 2011	$11.73	$8.50	$0.2100	February 7, 2012	February 14, 2012

March 31, 2012	$11.81	$9.74	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012	$10.00	$8.25	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012	$9.81	$8.55	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012	$10.58	$8.23	$0.2200	February 7, 2013	February 14, 2013

The last reported sale price of our common units on the NASDAQ Global Select Market on February 25, 2013 was $8.98. As of that date, there were 129 holders of record and approximately 36,319 beneficial owners of our common units.

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

Our Board of Directors will evaluate our distribution policy from time to time as conditions warrant in the future.

 Repurchases of Common Units

The following table sets forth certain information with respect to repurchases of common units during the three months ended December 31, 2012:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plan or Programs
October 1, 2012 to October 31, 2012	—	—	—	—
November 1, 2012 to November 30, 2012	254,190	$8.69	—	—
December 1, 2012 to December 31, 2012	—	—	—	—
Total	254,190	$8.69	—	—

All of the units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units.  As a result, we are deeming the surrenders to be “repurchases.”  These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

Sales of Unregistered Securities

We did not sell our equity securities in unregistered transactions during the twelve months ended December 31, 2012.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Total Return Index (the “Alerian MLP”). The Alerian MLP is a composite of the 50 most prominent energy master limited partnerships and limited liability companies, as determined by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Alerian MLP on December 31, 2007 and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

______________________________
Note: The above graph compares the cumulative total unitholder return on our common units assuming rights associated with Eagle Rock's Rights Offering were distributed effective May 27, 2010, the record date for the Rights Offering, and then immediately sold with the proceeds re-invested in Eagle Rock common units on the same day.

The information contained in the Performance Graph above will not be deemed to be "soliciting material" or to be "filed" with the SEC, nor will such information be incorporated by reference into any future filings of the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically incorporate it by reference into any such filing.

 Item 6.              Selected Financial Data.

The following table shows selected historical financial data from our audited consolidated financial statements for the five fiscal years from January 1, 2008 to December 31, 2012. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Our historical results of operations for the periods presented below may not be comparable either from period to period or going forward due to the following significant transactions:

•
On April 30, 2008, we completed the acquisition of Stanolind Oil and Gas Corp., which we refer to as the Stanolind Acquisition, for an aggregate purchase price of $81.9 million in cash.  As a result, financial results for the periods prior to May 2008 do not include the financial results from these assets.

•
On October 1, 2008, we completed the acquisition of Millennium Midstream Partners, L.P., which we refer to as the Millennium Acquisition, for approximately $183.6 million in cash and 3,362,280 (recorded value of $29.3 million) of our common units.  As a result, financial results for the periods prior to October 2008 do not include the financial results from these assets.

•
On May 24, 2010, we completed the sale of our Minerals Business (assets acquired from Montierra and MacLondon Acquisitions) to Black Stone for approximately $171.6 million, and resulted in a pre-tax gain in the disposition of approximately $37.7 million. We used these proceeds to pay down amounts outstanding under our senior secured credit facility. Operations related to these assets for 2010 have been recorded as part of discontinued operations. Financial information for these assets for 2008 and 2009 have been retrospectively adjusted to reflect as assets and liabilities held-for-sale and discontinued operations.

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

•
On May 27, 2011, the Partnership, along with its subsidiary, Eagle Rock Energy Finance Corp. ("Finance Corp"), as co-issuer, issued $300 million of 8 3/8% senior unsecured notes (the "Senior Notes") through a private placement. The Senior Notes will mature on June 1, 2019, and interest is payable on each June 1 and December 1, commencing December 1, 2011. These Senior Notes were exchanged for registered notes on February 15, 2012.

•
On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of $100 million. During 2012, we issued 834,327 common units under this program for net proceeds of approximately $7.3 million.

•
On July 13, 2012, the Partnership, along with Finance Corp, issued $250 million of Senior Notes through a private placement. This issuance supplemented our prior $300 million of Senior Notes issued in May 2011. The Senior Notes issued in May 2011 and July 2012 are treated as a single series.

•
On August 17, 2012, we closed an underwritten public offering of 10,120,000 common units for net proceeds of approximately $84.3 million. The net proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility in advance of funding the Panhandle Acquisition.

•
On October 1, 2012, we completed the Panhandle Acquisition for total consideration of $230.6 million. As a result, financial results for the periods prior to October 1, 2012 do not include the financial results from these assets.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Operations Data:
Sales to external customers	$926,065	$1,027,398	$741,095	$679,220	$1,266,992
Unrealized derivative gains (losses)	6,562	52,876	8,224	(189,590)	207,824
Realized derivative gains (losses)	51,332	(20,366)	(17,010)	83,300	(46,059)
Total revenues	983,959	1,059,908	732,309	572,930	1,428,757
Cost of natural gas, NGLs and condensate	532,719	633,184	468,304	470,099	886,019
Operating and maintenance expense	119,828	93,048	76,415	71,496	73,203
Taxes other than income	19,432	19,148	12,226	10,709	18,210
General and administrative expense	69,994	57,891	45,775	45,819	45,618
Other operating (income) expense	—	(2,893)	—	(3,552)	10,699
Impairment expense	177,003	16,288	6,666	21,788	173,110
Depreciation, depletion and amortization	161,045	131,611	106,398	108,530	108,356
Operating (loss) income	(96,062)	111,631	16,525	(151,959)	113,542
Interest expense, net	56,205	41,023	42,171	27,751	65,044
Other expense (income)	38	184	(450)	136	(363)
(Loss) income from continuing operations before income taxes	(152,305)	70,424	(25,196)	(179,846)	48,861
Income tax (benefit) provision	(1,703)	(2,432)	(2,585)	989	(1,459)
(Loss) income from continuing operations	(150,602)	72,856	(22,611)	(180,835)	50,320
Discontinued operations, net of tax	—	276	17,262	9,577	37,200
Net (loss) income	$(150,602)	$73,132	$(5,349)	$(171,258)	$87,520
(Loss) income from continuing operations per common unit - diluted	$(1.13)	$0.61	$(0.26)	$(2.38)	$0.67

Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,968,206	$1,763,674	$1,137,239	$1,124,695	$1,197,945
Total assets	2,294,216	2,045,688	1,349,397	1,534,818	1,773,061
Long-term debt	1,153,103	779,453	530,000	754,383	799,383
Net equity	868,374	1,007,347	579,113	530,398	727,715

Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$145,501	$117,800	$94,128	$77,228	$138,785
Investing activities	(528,670)	(373,936)	73,545	(37,284)	(330,667)
Financing activities	382,317	251,970	(175,446)	(73,260)	102,816
Discontinued operations	—	994	9,090	18,132	38,430
Other Financial Data:
Cash distributions per common unit (declared)	$0.88	$0.75	$0.23	$0.10	$1.63
Adjusted EBITDA(a)	$245,815	$208,208	$126,026	$172,587	$206,418
________________________

(a)	See Part II Item 6. Selected Financial Data – Non-GAAP Financial Measures for reconciliation of “Adjusted EBITDA” to net cash flows from operating activities and net income (loss).

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

The following table provides a reconciliation of Adjusted EBITDA to net cash flows provided by operating activities and net income (loss):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net income (loss):
Net cash flows provided by operating activities	$145,501	$117,800	$94,128	$77,228	$138,785
Add (deduct):
Discontinued operations, net of tax	—	276	17,262	9,577	37,200
Depreciation, depletion, amortization and impairment	(338,048)	(147,899)	(113,064)	(130,318)	(281,466)
Amortization of debt issuance cost	(3,483)	(2,415)	(1,305)	(1,068)	(958)
Risk management portfolio value changes	19,534	84,753	9,195	(147,751)	199,339
Reclassing financing derivative settlements	14,449	6,267	1,131	8,939	(11,063)
Other	(9,151)	(1,489)	(5,319)	(2,878)	(4,811)
Accounts receivable and other current assets	35,951	13,394	(10,500)	(18,810)	(45,688)
Accounts payable, due to affiliates and accrued liabilities	(17,524)	189	3,418	34,903	57,041
Other assets and liabilities	2,169	2,256	(295)	(1,080)	(859)
Net income (loss)	(150,602)	73,132	(5,349)	(171,258)	87,520
Add:
Interest expense, net	61,705	46,618	35,007	40,280	37,327
Depreciation, depletion, amortization and impairment	338,048	147,899	113,064	130,318	281,466
Income tax (benefit) provision	(1,703)	(2,432)	(2,585)	989	(1,459)
EBITDA	247,448	265,217	140,137	329	404,854
Add:
Unrealized (gains) losses from derivative activity	(11,870)	(59,243)	(1,060)	177,061	(180,107)
Restricted unit compensation expense	9,882	5,145	5,407	6,685	7,694
Non-cash mark-to-market Upstream imbalances	317	74	(746)	1,505	841
Discontinued operations, net of tax	—	(276)	(17,262)	(9,577)	(37,200)
Other income	38	184	(450)	136	(363)
Other operating (income) expense (a)	—	(2,893)	—	(3,552)	10,699
ADJUSTED EBITDA(b)	$245,815	$208,208	$126,026	$172,587	$206,418
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

(b)
Adjusted EBITDA excludes amortization of commodity hedge costs (including costs of hedge reset transactions) for the years ended December 31, 2010, 2009 and 2008 of $4.0 million, $48.4 million and  $13.3 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008, would have been $122.1 million, $124.2 million and $193.1 million, respectively.

The following table summarizes our quarterly financial data for 2012:

	For the Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	($ in thousands, except earnings per unit)
Sales of natural gas, NGLs, oil and condensate	$284,732	$184,494	$172,945	$222,713
Gathering and treating services	21,265	13,604	10,451	11,511
Unrealized commodity derivative (losses) gains	(6,864)	(51,305)	79,502	(14,771)
Realized commodity derivative gains	12,904	15,802	16,463	6,163
Other revenues	374	794	3,043	139
Total revenues	312,411	163,389	282,404	225,755
Cost of natural gas, NGLs, oil and condensate	193,921	110,430	97,914	130,454
Operating and maintenance expense	43,057	31,822	32,182	32,199
General and administrative expense	17,610	16,807	18,736	16,841
Depreciation, depletion, amortization and impairment expense	97,181	96,295	59,756	84,816
Interest—net including realized risk management instrument	(18,040)	(15,932)	(14,117)	(13,616)
Unrealized interest rate derivative gains	1,082	615	2,007	1,796
Income tax benefit	(1,147)	(386)	(79)	(91)
Other income (expense), net	6	1	4	(49)
Net (loss) income	$(55,163)	$(106,895)	$61,789	$(50,333)
(Loss) earnings per common unit - Diluted	$(0.39)	$(0.78)	$0.46	$(0.40)

During our fiscal year ended December 31, 2012, we recorded the following unusual or infrequently occurring items:

•
On October 1, 2012, we completed the Panhandle Acquisition for an aggregate purchase price of $230.6 million. We commenced recording results of operations relating to this acquisition during the quarter ended December 31, 2012.

•
During our first quarter ended March 31, 2012, we incurred impairment charges of $45.5 million in our East Texas and Other Segment. During our second quarter ended June 30, 2012, we incurred impairment charges of $21.4 million related to our Upstream Segment and East Texas and Other Segment. During our third quarter ended September 30, 2012, we incurred impairment charges of $55.9 million in our Upstream Segment and East Texas and Other Segment. During our fourth quarter ended December 31, 2012, we incurred impairment charges of $54.2 million in our Upstream Segment and East Texas and Other Segment. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Impairment for further discussion of our impairment charges during the year ended December 31, 2012.

•
We experienced significant fluctuations in our unrealized commodity derivative gains and losses from quarter to quarter as a result of the volatility of commodity prices during 2012.  For example, we recorded unrealized gains of $79.5 million during our quarter ended June 30, 2012, while we recorded unrealized losses of $14.8 million, $51.3 million and $6.9 million during our quarters ended March 31, 2012, September 30, 2012 and December 31, 2012, respectively.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – General Trends and Outlook – Natural Gas Supply and Demand and Crude Oil Supply, Demand and Outlook for further discussion regarding the volatility of commodity prices.

The following table summarizes our quarterly financial data for 2011:

	For the Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	($ in thousands, except earnings per unit)
Sales of natural gas, NGLs, oil and condensate	$245,461	$264,119	$265,317	$203,055
Gathering and treating services	10,654	11,567	12,304	13,245
Unrealized commodity derivative (losses) gains	(33,288)	97,011	43,151	(53,998)
Realized commodity derivative losses	(2,408)	(2,698)	(8,813)	(6,447)
Other revenues	270	141	(244)	1,509
Total revenues	220,689	370,140	311,715	157,364
Cost of natural gas, NGLs, oil and condensate	146,898	166,293	172,674	147,319
Operating and maintenance expense	32,812	29,453	24,247	22,791
General and administrative expense	14,145	16,068	15,902	11,776
Depreciation, depletion, amortization and impairment expense	42,831	44,910	36,136	24,022
Interest—net including realized risk management instrument	(13,665)	(13,763)	(10,742)	(8,448)
Unrealized interest rate derivative gains (losses)	3,404	(3,165)	2,791	2,565
Income tax benefit	(622)	(1,077)	(691)	(42)
Other expense, net	(17)	(3)	(114)	(50)
Discontinued operations, net of tax	66	(197)	(311)	718
Net (loss) income	$(25,587)	$97,365	$55,071	$(53,717)
(Loss) earnings per unit—diluted	$(0.21)	$0.76	$0.47	$(0.64)
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

OVERVIEW

We are a domestically-focused, growth-oriented, publicly-traded Delaware limited partnership engaged in the following two businesses:

•
Midstream Business—gathering, compressing, treating, processing, transporting, marketing and trading natural gas; fractionating, transporting and marketing natural gas liquids ("NGLs"); and crude oil and condensate logistics and marketing; and

•	Upstream Business—developing and producing oil and natural gas property interests.

We conduct, evaluate and report on our Midstream Business within three distinct segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment (which consolidates our former East Texas/Louisiana, South Texas and Gulf of Mexico Segments) and the Marketing and Trading Segment. On October 1, 2012, we completed our acquisition of BP America Production Company's ("BP") Texas Panhandle midstream assets (the "newly-acquired Panhandle System"), as discussed further below. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas and Other Midstream Segment consists of gathering and processing assets in East Texas/Northern Louisiana, South Texas, Southern Louisiana, the Gulf of Mexico and Galveston Bay. Our Marketing and Trading Segment consists of crude oil and condensate logistics and marketing in Texas Panhandle and Alabama and natural gas marketing and trading.  During the year ended December 31, 2012, our Midstream Business generated operating loss from continuing operations of $95.9 million compared to operating income from continuing operations of $57.5 million during the year ended December 31, 2011.

We conduct, evaluate and report on our Upstream Business as one segment. On May 3, 2011, we completed our acquisition of CC Energy II L.L.C. (the "Mid-Continent Acquisition"), as discussed below. Our Upstream Segment includes operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas and the Texas Panhandle); Permian (which includes areas in West Texas); East Texas / South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities and one natural gas processing plant and related gathering systems). During the year ended December 31, 2012, our Upstream Business generated operating income of $12.4 million compared to operating income of $79.3 million during the year ended December 31, 2011.

The final segment that we report on is our Corporate and Other Segment, which is where we account for our risk management activity (excluding any risk management activity associated with our natural gas marketing and trading activities), intersegment eliminations and our general and administrative expenses.  During the year ended December 31, 2012, our Corporate and Other Segment generated an operating loss of $12.6 million compared to an operating loss of $25.2 million during the year ended December 31, 2011.  Results reflected net gains, realized and unrealized, on our commodity derivatives of $57.9 million during the year ended December 31, 2012, compared to net gains, realized and unrealized, on our commodity derivatives of $32.5 million during the year ended December 31, 2011.  See "Summary of Consolidated Operating Results - Corporate and Other Segment" for a further discussion of the impact of our commodity derivatives.

Acquisitions

On October 1, 2012, we completed the acquisition of BP's Texas Panhandle midstream assets (the "Panhandle Acquisition"), including the Sunray and Hemphill processing plants and associated 2,500 mile gathering system for $230.6 million, which includes certain closing adjustments.

In addition, on October 1, 2012, we entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement with BP under which we will gather and process BP's natural gas production from the existing wells connected to the newly-acquired Panhandle System. Furthermore, BP has committed itself to us under the same agreement, and committed its farmees to us under substantially the same terms, with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of our gathering system serving such BP connected wells.

On May 3, 2011, we completed the Mid-Continent Acquisition -- the acquisition of all of the outstanding membership interests of CC Energy II L.L.C. ("Crow Creek Energy"), a portfolio company of Natural Gas Partners, VIII, L.P. ("NGP VIII"), for total consideration of $563.7 million consisting of 28.8 million common units valued at $336.1 million at the closing of the acquisition, debt assumed of $212.6 million and cash of approximately $15.0 million. The cash portion of the acquisition consideration and the repayment of Crow Creek Energy’s outstanding debt was funded through borrowings under our revolving credit facility. In addition, we incurred $2.3 million of acquisition-related expenses, which are included within general and administrative expenses for the year ended December 31, 2012. The oil and natural gas properties acquired from Crow Creek Energy are located in multiple basins across Oklahoma, north Texas and Arkansas (the "Mid-Continent Properties") and provide us with an extensive inventory of low-risk development prospects.

Impairment

During the year ended December 31, 2012, we recorded an impairment charges in our Midstream Business for certain assets within our East Texas and Other Midstream Segment of $131.7 million, due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment, (ii) the loss of significant gathering contracts on various systems and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Isaac in August 2012. During the year ended December 31, 2012, we recorded an impairment and other charges in our Upstream Segment of $45.3 million, due to (i) certain leaseholds in our unproved properties that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale, East Texas and Permian regions that are expected to have reduced cash flows resulting from lower natural gas prices and ongoing relatively high operating costs associated with gas compression. In addition, we recorded a loss on the sale of our properties in the Barnett Shale. During the year ended December 31, 2011, we recorded an impairment charge in our Texas Panhandle Segment of $4.6 million, related to the write-down of our idle Turkey Creek plant in our Texas Panhandle Segment. We determined that the assets that made up our Turkey Creek plant could not be used elsewhere within our business, and thus we decided to remove all above ground equipment and structures. During the year ended December 31, 2011, we recorded an impairment charge of $11.7 million in our Upstream Segment related to certain legacy proved undeveloped and unproved properties which we no longer intend to develop based on the current commodity price environment and the performance of offsetting wells.  During the year ended December 31, 2010, we recorded $3.5 million in impairment charges within our Upstream Segment related to certain wells in our unproved properties as we determined it would not be economical to develop these unproved locations and $3.1 million in impairment charges within our East Texas and Other Midstream Segment due to the loss of a significant gathering contract.

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

Potential Impact of New Environmental Standards

We have certain obligations under our existing air emissions permit to lower the sulfur dioxide (SO2) emissions of our Alabama plant operations.  In order to fulfill our obligations under the existing permit, our operating subsidiary in Alabama initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and as of year-end 2012 had resulted in increased sulfur production and reductions in SO2 emissions to levels well below the required permitted levels. The total cost of this phase was approximately $18.1 million net to our interest.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek processing facility. This phase is designed to improve the operational reliability of the processing facility, further increase the marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Southern Alabama. The improvements to our sulfur recovery unit will also further reduce SO2 emissions. helping to ensure our compliance with the National Ambient Air Quality Standards the Environmental Protection Agency enacted in mid-2010. In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2014 at a cost of approximately $15 million net to our interest. We currently expect to complete the final upgrades in 2016.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important indicators of our profitability and review these measures on a monthly basis for consistency and trend analysis. These measures include volumes, margin, operating expenses and Adjusted EBITDA (defined in Part II, Item 6. Selected Financial Data) on a company-wide basis.

Volumes (by Business)

Midstream Volumes. In our Midstream Business, due to the natural production decline of the wells connected to our systems, we must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by (1) successful drilling activity and the level of workovers or recompletions of existing connected wells in areas currently dedicated to our pipelines, (2) our ability to compete for volumes from successful new wells in other areas and (3) our ability to obtain natural gas that has been released from other commitments. We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.

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

Net Revenues

Commodity Pricing.  Revenues, and the associated cost of natural gas, natural gas liquids and condensate, in our Midstream Business generally are positively correlated to NGL and condensate prices, and may be adversely impacted to the extent the price of NGLs declines in relation to the price of natural gas. We refer to the price of NGLs in relation to the price of natural gas as the "fractionation spread." In our Upstream Segment, our revenues generally will correlate with changes in crude oil, natural gas, NGL and sulfur prices.

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

Natural Gas Supply, Demand and Outlook

Natural gas prices are more dependent on regional supply and demand than crude oil prices are due to the relative difficulty in transporting natural gas from producing to consuming regions of the world.  In the United States, where we produce natural gas, the price outlook for natural gas continues to be muted as demand improvements have been outweighed by supply growth. The demand outlook for natural gas has strengthened, particularly for power generation given coal-to-gas switching and lingering nuclear outages; however, much of this demand growth has been driven by the low natural gas price environment and could reverse should natural gas prices experience a sustained increase over current levels. Over the longer term, demand for natural gas should benefit in part from the environmental advantages that natural gas has over coal, resulting in its increased use in base-line power generation. Additional demand should come from planned major petrochemical and other facilities coming on line, and liquified natural gas export facilities beginning operations.

In recent years natural gas supply has been the primary driver of movements in natural gas prices. Domestic natural gas production rose dramatically beginning in 2007 with the emergence of shale gas plays such as the Barnett, Haynesville and Marcellus. The increased production, combined with the negative demand impact from the global economic downturn, resulted in gas prices falling substantially beginning in mid-2008. As prices fell, new drilling activity in dry natural gas plays declined, but gas volumes associated with increased drilling for NGLs and crude oil led to continued increases in natural gas supply. According to the U.S. Energy Information Administration ("EIA"), domestic marketed natural gas production increased 6% in 2012 (through November) versus the comparable 2011 period and by 26% relative to 2007 levels. These supply gains are in spite of a 37% decrease in the number of natural gas rigs drilling in 2012 relative to 2011.

This abundance of natural gas supply and limited demand response led to spot prices for natural gas to fall below $2.00/MMBtu in the second quarter of 2012, which were their lowest nominal levels in over 10 years, before rebounding to approximately $3.40/MMBtu by year-end. We expect that drilling in "liquids rich" plays will remain robust and that any sustained increase in natural gas prices will drive further production increases, thereby limiting upside in natural gas prices throughout 2013.

Crude Oil Supply, Demand and Outlook

The majority of the world's crude oil production and reserves is controlled by foreign governments and state-owned oil companies. Crude oil supply disruptions globally have increased in recent years due to political turmoil in countries such as Iran, Libya, Syria and Yemen. North American crude oil production, however, has increased substantially since mid-2011 as a result of drilling activity in active unconventional oil plays like the Bakken and Niobrara Shales and the Wolfberry play in the Permian Basin. According to the EIA, crude oil production in the United States through November of 2012 increased by 14% over the comparable 2011 period and by 26% over 2007. This production growth, combined with reduced demand domestically, has resulted in a lessening U.S. reliance on foreign-sourced crude. While we anticipate this trend to continue in 2013 and beyond, and we expect that crude oil supply will remain driven by global trends, there may be some regional price dislocations due to infrastructure restrictions. For instance, crude oil transportation restrictions from the Permian Basin, the Williston Basin and to some extent Cushing, Oklahoma has led to widening differentials between prices received at these locations and global oil price markers (such as North Sea Brent).

There are several factors which influence the demand for crude oil, but ultimately we expect the continued growth of developing economies will result in much greater demand for crude oil. It is uncertain whether demand growth will exceed or even keep pace with global supply, and we believe that crude oil prices will remain volatile driven by competing supply pressures of increasing production, particularly in North America, and geopolitically-driven supply disruptions globally.

Natural Gas Liquids Supply, Demand and Outlook

The high levels of liquids-directed drilling in the United States has resulted in significant increases in the supply of NGLs while demand for the products has remained relatively stable. As a result, NGL prices declined significantly in 2012. Historically, natural gas liquids prices have tended to have a high correlation to crude oil prices, especially for propane and heavier NGLs, This correlation weakened in 2012, and we anticipate this trend to continue through 2013. Since the butane and heavier components of the NGL stream may be substituted for crude oil in certain end-uses, the correlation between the prices of those components and crude oil historically has been fairly high. Given the increase supply of NGLs, however, we are uncertain whether this high correlation will continue.

The majority of the NGLs we produce are delivered into the Conway, Kansas hub. Throughout most of 2012, the basis differentials between the primary U.S. NGL hub at Mont Belvieu, Texas and other pricing points such as Conway reverted from the elevated levels initially experienced at the beginning of the year. Several additional infrastructure projects are expected to come on line in 2013 to increase capacity to transport NGLs from the Mid-Continent to the Gulf Coast, and we expect these projects will reduce differentials between Conway and Mont Belvieu to the cost of transportation.

Ethane comprises the largest volumetric percentage of the typical NGL barrel, and ethane prices historically have been less correlated to crude oil than have the heavier NGLs. Increased supply, driven by drilling in NGL-rich plays, across the United States, led to multi-year lows in ethane prices during 2012. Ethane demand is primarily driven by global petrochemical production and specifically by its use as a feedstock for ethylene production. Ethane's low price relative to heavier ethylene feedstocks has resulted in strong worldwide demand, and chemical manufacturers have recently announced projects to increase their ethylene production capacity using ethane. These projects have long lead-times, however, and we do not expect the demand response to offset the existing supply for several years. As with the other NGLs, we expect that basis differentials between Mont Belvieu and other pricing points will benefit from the additional NGL infrastructure expected to become operational in 2013.

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

As with many commodities, the developing economies are responsible for much of the global demand growth for fertilizer. Sulfur prices in 2012 ranged from $160 - $180 per long ton. We expect demand to remain strong relative to supply in 2013, but believe that over the next few years, continued rapid growth in emerging economies, uncertain global economic conditions, and the start-up of significant sulfur-producing operations in the Middle East could result in supply/demand imbalances and cause significant price volatility.

Impact of Regulation of Greenhouse Gas Emissions

The operations of and use of the products produced by the natural gas and oil industry are sources of emissions of certain greenhouse gases ("GHG"), namely carbon dioxide and methane. The United States Environmental Protection Agency ("EPA"), by virtue of a 2007 Supreme Court decision, was deemed to have authority to regulate carbon dioxide and other GHG emissions under the Clean Air Act. It is possible that legislation will be proposed to amend the Clean Air Act to exclude GHG, although the probability of the enactment of such legislation is uncertain.

The EPA has already promulgated GHG regulations applicable to the natural gas and oil industry. Moreover, the current presidential administration has indicated that it may pursue additional GHG regulation through executive and administrative means in the absence of federal legislation, but the potential scope and content of such regulation are undetermined at this time. Because of the uncertainty of the nature of any potential future federal GHG regulations at this time, we are unable to forecast how future regulation of GHG emissions would negatively impact our operations.  We will continue to monitor regulatory developments and to assess our ability to reasonably predict the economic impact of these developments on our business.

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

Critical Accounting Policies and Estimates

Conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and notes. On an ongoing basis, we make and evaluate estimates and judgments based on management's best available knowledge of previous, current, and expected future events. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. Currently, we do not foresee any reasonably likely changes to our current estimates and assumptions which would materially affect amounts reported in the financial statements and notes. Below are expanded discussions of our more significant accounting policies, estimates and judgments, i.e., those that reflect more significant estimates and assumptions used in the preparation of our financial statements. See Note 2 to our consolidated financial statements for details about additional accounting policies and estimates made by management.

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

Risk Management Activities. We have structured our hedging activities in order to minimize our commodity pricing and interest rate risks and to help maintain compliance with certain financial covenants in our revolving credit facility. These hedging activities rely upon forecasts of our expected operations and financial structure over the next few years. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed.  Based on our current production estimates, we have hedged approximately 84% of our 2013 expected hedgeable crude, condensate and natural gas liquids (heavier than ethane) volumes and 81% of our natural gas and ethane production. Similarly based on the production estimates in our current forecast, we have hedged approximately 80% of our 2014 expected hedgeable crude, condensate and natural gas liquids (heavier than ethane) volumes and 54% of our natural gas and ethane production.

From the inception of our hedging program, we used mark-to-market accounting for our commodity hedges and interest rate swaps. We record monthly realized gains and losses on hedge instruments based upon cash settlement information. The settlement amounts vary due to the volatility in the commodity market prices throughout each month. We also record unrealized gains and losses monthly based upon the future value on mark-to-market hedges through their expiration dates. The expiration dates vary but are currently no later than June 2015 for our interest rate hedges and December 2015 for our commodity hedges. Option premiums and costs incurred to reset contract prices or purchase swaps are amortized during the contract period through the unrealized risk management instruments in total revenue. We monitor and review hedging positions regularly.

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

As discussed in Note 2 to our consolidated financial statements, depreciation of our midstream assets is generally computed using the straight-line method over the estimated useful life of the assets. The costs of renewals and betterments which extend the useful life of property, plant and equipment are also capitalized. The costs of repairs, replacements and maintenance projects are expensed as incurred.

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

The carrying value of a long-lived asset is determined to not be recoverable when the carrying value of a long-lived asset exceeds our estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset. If the carrying value of a long-lived asset is determined not to be recoverable, the impairment loss is measured as the excess of the carrying value over its fair value. For our long-lived assets in our Midstream Business, our estimate of cash flows is based on assumptions regarding the long-lived asset, including future commodity prices and estimate future natural gas production in the region (which is dependent in part on commodity prices). Our estimate of natural gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to: (i) changes in the general economic conditions in which the long-lived asset is located, (ii) the availability and prices of the natural gas supply, (iii) our dependence on certain significant customers and producers of natural gas and (iv) improvements in exploration and production technologies.

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

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the years ended December 31, 2012 and 2011. Operating results for our individual operating segments are also presented in tables in this Item 7.

	Year Ended December 31,
	2012	2011
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$864,884	$977,952
Gathering, compression, processing and treating fees	56,831	47,770
Realized commodity derivative gains (losses), net	51,332	(20,366)
Unrealized commodity derivative gains, net	6,562	52,876
Other revenue	4,350	1,676
Total revenues	983,959	1,059,908
Cost of natural gas, natural gas liquids, condensate and helium	532,719	633,184
Costs and expenses:
Operating and maintenance	119,828	93,048
Taxes other than income	19,432	19,148
General and administrative	69,994	57,891
Other operating income	—	(2,893)
Impairment and other	177,003	16,288
Depreciation, depletion and amortization	161,045	131,611
Total costs and expenses	547,302	315,093
Total operating (loss) income	(96,062)	111,631
Other income (expense):
Interest expense, net	(51,478)	(29,622)
Unrealized interest rate derivatives gains, net	5,500	5,595
Realized interest rate derivative losses, net	(10,227)	(16,996)
Other (expense) income	(38)	(184)
Total other income (expense)	(56,243)	(41,207)
Income (loss) from continuing operations before income taxes	(152,305)	70,424
Income tax benefit	(1,703)	(2,432)
Income (loss) from continuing operations	(150,602)	72,856
Discontinued operations, net of tax	—	276
Net income (loss)	$(150,602)	$73,132
Adjusted EBITDA(a)	$245,815	$208,208
________________________

(a)	See "- Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil, condensate and helium sales	$334,295	$378,917
Intersegment sales - natural gas	105,759	60,237
Gathering, compression, processing and treating fees	25,743	17,074
Other revenue	2,864	—
Total revenue	468,661	456,228
Cost of natural gas, natural gas liquids, condensate and helium (c)	332,875	327,775
Operating costs and expenses:
Operations and maintenance	60,884	41,749
Depreciation and amortization	44,451	37,034
Impairment	—	4,560
Total operating costs and expenses	105,335	83,343
Operating income	$30,451	$45,110

Capital expenditures	$131,928	$71,351

Realized prices:
Oil and condensate (per Bbl)	$82.64	$80.41
Natural gas (per Mcf)	$2.63	$3.74
NGLs (per Bbl)	$36.00	$52.67
Production volumes:
Gathering volumes (Mcf/d)(a)	212,617	155,122
NGLs (net equity Bbls)(b)	1,270,601	880,348
Condensate (net equity Bbls)(b)	801,828	962,982
Natural gas (MMbtu/d)(a)	547	(5,622)
_______________________

(a)	Gathering volumes (Mcf/d) and natural gas positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

(b)
Effective January 2012, reported NGL volumes include those volumes recovered from our equity condensate through stabilization. These NGL volumes were previously reported as condensate. This change results in an increase to reported NGL equity barrels and a corresponding decrease to reported condensate equity barrels.

(c)	Includes purchase of natural gas of $83 from the Upstream Segment for the year ended December 31, 2012.

Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2012, revenues minus cost of natural gas, NGLs, condensate and helium for our Texas Panhandle Segment operations totaled $135.8 million compared to $128.5 million for the year ended December 31, 2011. The addition of volumes from the Panhandle Acquisition, which closed on October 1, 2012, impacted the Panhandle Segment's revenues minus cost of natural gas, NGLs, condensate and helium relative to the corresponding prior year period positively by $17.8 million during the year ended December 31, 2012. Excluding the acquisition, revenues minus cost of natural gas, NGLs, condensate and helium decreased, primarily driven by the decline in natural gas and NGL prices and lower NGL and condensate equity volumes. In addition, on April 30, 2012, we reported an incident and related fire at our Phoenix-Arrington Ranch processing facility which caused the facility to remain shut-in until July 2, 2012. After restarting, the plant experienced efficiency and run time issues as the NGL recovery rates were slow to come back to pre-incident levels. Experiencing lower-than-normal NGL recovery rates on stable or growing throughput volumes is particularly problematic for us in the Texas Panhandle Segment because of the significant number of fixed NGL recovery contracts. As such, during times of low NGL recovery, we continue to pay our producer customers at the agreed-upon fixed recovery rates notwithstanding our reduced actual NGL recoveries. As of the end of December 2012, the efficiency and run-time for our Phoenix-Arrington Ranch processing facility were back at their pre-incident levels. We estimate that our results (revenues less cost of natural gas, NGLs and condensate) were negatively impacted due to the downtime by approximately $7.3 million for the year ended December 31, 2012. We have business interruption insurance and expect to pursue reimbursement for the downtime associated with the incident above the associated deductible. As of December 31, 2012, we had not accrued any amounts related to our business interruption insurance. In addition, during the three months ended March 31, 2012, a third-party-owned fractionation plant, which services all of our Panhandle processing plants, experienced downtime for approximately nine days. During that time, we curtailed NGL production through reduced recoveries at our plants. We estimate that our results for the year ended December 31, 2012, were negatively impacted by approximately $1.0 million due to such downtime.

On June 4, 2012, we announced the successful start-up of the Woodall Plant. Due to an incident in early June 2012 on a third-party pipeline that serves as a major residue outlet, our processing volumes in the Texas Panhandle were curtailed, primarily at the Woodall Plant. We initially mitigated this reduced flow by utilizing capacity on another residue outlet. In September 2012, we connected into a third residue outlet, which fully alleviated the processing restrictions. We estimate that our results were negatively impacted by this incident by approximately $3.1 million during the year ended December 31, 2012.

These decreases were offset by the receipt of insurance proceeds totaling $2.9 million in 2012 related to business interruptions at the Cargray processing facility incurred in 2011. The operating downtime and the affected recoveries at the Cargray facility impacted revenues minus cost of natural gas by $3.6 million across the Texas Panhandle Segment during the year ended December 31, 2011.

Our Texas Panhandle Segment lies within 14 counties in Texas and two counties in Oklahoma and consists of our East Panhandle System and our West Panhandle System. The limited drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on this system. The combination of our contract mix and the high NGL content of the natural gas gathered in the West Panhandle System provides us with a high level of equity NGL and condensate production. As such, any declines in gathered volumes from the West Panhandle System must be offset with increases in gathered volumes from other systems on a greater than one-to-one basis in order to maintain our total equity NGL and condensate production. We have seen continued drilling activity in the East Panhandle System by our producer customers and continue to expect drilling activity and the resulting volumes to continue during the remainder of 2013. Accordingly, in August 2011 and April 2012, we entered into amendments to our Natural Gas Liquids Exchange Agreement with ONEOK to increase the maximum allowable volumes of natural gas liquids that we may deliver from our East Panhandle System to ONEOK for transportation and fractionation services and to correspondingly decrease the maximum allowable volumes from our West Panhandle System. Under the amendments, our maximum NGL volumes increased with the completion of our Woodall Plant in 2012 and allows for a further increase upon completion of our Wheeler Plant, which is discussed below.

Operating Expenses. Operating expenses, including taxes other than income, for the year ended December 31, 2012 increased $19.1 million as compared to the year ended December 31, 2011. The increase was primarily driven by increased costs related to the Panhandle Acquisition, expansion of the Phoenix-Arrington Ranch Plant, labor and related expenses associated with the new Woodall Plant and repair costs related to the Phoenix incident. The incident and resulting fire that occurred at our Phoenix-Arrington Ranch Plant in April 2012 is covered under our property insurance, and we expect to be reimbursed for repair costs above our associated deductible. Through December 31, 2012, we incurred repair costs of $2.7 million, of which we have received a partial payment of $0.5 million, and recorded a receivable of $1.7 million as an offset against this amount.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2012 increased $7.4 million as compared to the year ended December 31, 2011. The increase was due to increased depreciation expense primarily associated with the new Woodall Plant, Panhandle Acquisition and other capital expenditures placed into service during the period.

Impairment. No impairment charges were incurred during the year ended December 31, 2012. During the year ended December 31, 2011,we recorded an impairment charge of $4.6 million in our Texas Panhandle Segment to fully write down our idle Turkey Creek plant. We determined that the components of our Turkey Creek plant could not be used elsewhere within our business, and thus we decided to remove all above-ground equipment and structures.

Capital Expenditures. Capital expenditures for the year ended December 31, 2012 increased by $60.6 million compared to the year ended December 31, 2011. The increase was primarily driven by spending related to the construction of our Woodall and Wheeler Plants located in the Texas Panhandle.

The construction of the Woodall Plant and associated gathering and compression cost approximately $81.5 million, all of which had been spent through December 31, 2012.

On October 31, 2011 we announced our intention to install a high-efficiency cryogenic processing plant in Wheeler County, Texas, in the heart of the Granite Wash play. We expect the installation of the new 60 MMcf/d processing plant (the "Wheeler Plant") and construction of the associated infrastructure to be completed in the second quarter of 2013. The addition of our Woodall and Wheeler Plants to our existing processing infrastructure in the Texas Panhandle Segment is in response to incremental processing needs driven by increased drilling activity by producers in the Granite Wash play. The construction of the Wheeler Plant and associated gathering and compression is expected to cost approximately $63 million, of which $40.2 million had been spent through December 31, 2012.

East Texas and Other Midstream Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil and condensate sales	$125,512	$243,673
Intersegment sales - natural gas	39,099	16,654
Gathering, compression, processing and treating fees	31,017	30,688
Total revenue	195,628	291,015
Cost of natural gas, natural gas liquids and condensate	147,493	231,642
Operating costs and expenses:
Operations and maintenance	21,762	22,790
Impairment	131,714	—
Depreciation and amortization	25,771	27,629
Total operating costs and expenses	179,247	50,419
Operating income from continuing operations	(131,112)	8,954
Discontinued operations (a)	—	(128)
Operating income (loss)	$(131,112)	$8,826

Capital expenditures	$9,328	$10,860

Realized prices:
Oil and condensate (per Bbl)	$96.91	$95.08
Natural gas (per Mcf)	$2.85	$4.15
NGLs (per Bbl)	$37.83	$49.72
Production volumes:
Gathering volumes (Mcf/d)(b)	255,752	319,892
NGLs (net equity Bbls)	338,636	451,048
Condensate (net equity Bbls)	38,350	46,242
Natural gas (MMbtu/d)(b)	1,530	1,913
_________________________

(a)	Includes sales of natural gas of $66 to the Upstream Segment for the year ended December 31, 2011.

(b)	Gathering volumes (Mcf/d) and natural gas position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2012, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $48.1 million compared to $59.4 million for the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, we recorded revenues associated with deficiency payments of $5.0 million and $1.6 million, respectively. We receive deficiency payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these deficiency payments, revenues minus cost of natural gas, NGLs and condensate for the years ended December 31, 2012 and 2011 would have been $43.2 million and $57.7 million, respectively. The decrease, excluding deficiency payments, for the year ended December 31, 2012 compared to the year ended December 31, 2011, is primarily due to a decrease in gathering and equity volumes and lower natural gas and NGL prices.

The gathering volumes for the year ended December 31, 2012, decreased as compared to the year ended December 31, 2011, due in part to the impact of Hurricane Issac in August 2012, which caused significant damage to the Yscloskey Plant in Louisiana, in which we have a non-operated ownership interest. The owners of the Yscloskey Plant elected to shut down the facility following Hurricane Isaac. We estimate this negatively impacted 2012 gathering volumes by approximately 52 MMcf/d and 2012 NGL volumes by approximately 9,600 Bbls. Also contributing to the decrease in gathering volumes were natural declines in the production of the existing wells and reduced drilling activity in dry-gas formations related to a decline in natural gas prices.

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

Operating Expenses. Operating expenses for the year ended December 31, 2012 decreased $1.0 million compared to the year ended December 31, 2011 as a result of lower maintenance costs.

Impairment. We recorded impairment expense of $131.7 million during the year ended December 31, 2012, on certain assets due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment, (ii) the loss of significant gathering contracts on our Panola and other systems and (iii) the substantial damage incurred at the Yscloskey Plant as a result of Hurricane Isaac in August 2012. No impairment charges were incurred in the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2012, decreased $1.9 million compared to the year ended December 31, 2011. The decrease was primarily a result of the impairment charge recorded during the year ended 2012.

Capital Expenditures. Capital expenditures for the year ended December 31, 2012, decreased $1.5 million compared to the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2011, were offset by the sale of $2.3 million of excess pipe inventory related to the East Texas Mainline expansion project which was cancelled in 2010. Excluding this transaction, capital expenditures in the year ended December 31, 2012, decreased $3.8 million compared to the same period in 2011, due to fewer new well connects.

Discontinued Operations.  No discontinued operations were recorded during the year ended December 31, 2012. On May 20, 2011, we sold the Wildhorse Gathering System. For the year ended December 31, 2011, we generated revenues of $6.9 million, and income from operations of $0.5 million from the Wildhorse Gathering System.

Marketing and Trading Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, oil and condensate sales	$256,701	$200,931
Intersegment sales - natural gas and condensate	(154,992)	(82,378)
Gathering, compression, processing and treating fees	71	8
Total revenue	101,780	118,561
Cost of oil and condensate	52,434	73,767
Intersegment cost of oil and condensate	44,317	41,382
Operating costs and expenses:
Operations and maintenance	2	—
Depreciation and amortization	273	—
Total operating costs and expenses	275	—
Operating income	$4,754	$3,412

Capital Expenditures	$5,489	$2,205

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

We also conduct natural gas marketing and trading activities, which began during the third quarter of 2011. We seek to capitalize on opportunities that naturally extend from our upstream and midstream assets. Where in the past, we generally sold to wholesale buyers at the tailgates and wellheads of our assets, now we hold transportation agreements and move our product to many locations and types of buyers. This strategy diversifies our credit and performance risk and allows us to capitalize on daily, monthly and seasonal changes in market conditions.

As part of our natural gas marketing and trading activities, we enter into both financial derivatives and physical contracts. Our financial derivatives, primarily basis swaps, are transacted to, among other things: (i) economically hedge subscribed capacity exposed to market rate fluctuations, and (ii) mitigate the price risk related to other purchase and sales of natural gas. By entering into a basis swap, one pricing index is exchanged for another, effectively locking in the margin between the natural gas purchase and sale by removing index spread risk on the combined physical and financial transaction.

A commodity-related derivative contract may be designated as a "normal" purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as "normal" the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement. Commodity-related contracts that do not qualify for the normal designation are accounted for as derivatives and are marked-to-market each period.

For the years ended December 31, 2012 and 2011, revenues minus cost of oil and condensate totaled $5.0 million and $3.4 million, respectively. The increase in revenues minus cost of oil and condensate is primarily due to a full year of activity for our natural gas marketing and trading activities during 2012 compared to six months of activity in 2011. Revenues for the years ended December 31, 2012 and 2011, include an unrealized mark-to-market loss of $0.2 million and a gain of $0.8 million, respectively, related to the financial derivatives and physical contracts.

Upstream Segment

	Year Ended December 31,
	2012	2011(a)
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$58,420	$51,574
Intersegment sales - condensate	43,004	42,716
Natural gas	32,105	42,551
Intersegment sales - natural gas	10,339	5,487
NGLs	43,831	42,553
Sulfur	14,020	17,753
Other	1,486	1,676
Total revenue	203,205	204,310
Operating Costs and expenses:
Operations and maintenance (b)	56,734	47,723
Depletion, depreciation and amortization	88,777	65,531
Impairment and Other	45,289	11,728
Total operating costs and expenses	190,800	124,982
Operating income	$12,405	$79,328

Capital expenditures	$160,330	$92,660

Realized average prices:
Oil and condensate (per Bbl)	$85.65	$84.36
Natural gas (per Mcf)	$2.58	$3.69
NGLs (per Bbl)	$39.12	$54.58
Sulfur (per Long ton)	$137.46	$180.46
Production volumes:
Oil and condensate (Bbl)	1,184,200	1,117,778
Natural gas (Mcf)	16,442,579	12,636,473
NGLs (Bbl)	1,120,522	805,359
Total (Mcfe)	30,270,911	24,175,295
Sulfur (Long ton)	102,002	98,372
________________________

(a)	Includes operations related to the Mid-Continent Acquisition starting on May 3, 2011.

(b)
Includes purchase of natural gas of $122 from the Marketing and Trading Segment for the year ended December 31, 2012. Includes purchase of natural gas of $66 from the East Texas and Other Midstream Segment for the year ended December 31, 2011.

Revenue. For the year ended December 31, 2012, Upstream Segment revenues decreased by $1.1 million as compared to the year ended December 31, 2011.  The addition of production volumes from the acquisition of Crow Creek Energy, which closed on May 3, 2011, positively impacted the Upstream Segment's revenues by $22.3 million during the year ended December 31, 2012. Excluding the acquisition, revenues decreased due to lower volumes and lower natural gas and NGL prices for the year ended December 31, 2012, compared to the year ended December 31, 2011.

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

In May and June 2012, we completed turnarounds of approximately eight and seven days, respectively, of our Big Escambia Creek facility to make certain equipment repairs and routine inspections of equipment. We estimate the net revenue impact due to the loss of production was approximately $3.8 million and the turnaround expense was approximately $0.5 million. The turnarounds reduced our production by approximately 334 MMcfe and 3,400 long ton of sulfur.

In November and December 2012, our Big Escambia Creek oil and natural gas production was temporarily shut-in 24 days to perform a plant turnaround to install a new Superclaus reactor within our existing sulfur recovery unit.  The new reactor was required to reduce the facility's SO2 emissions as required by our existing air emissions permit.  In addition, certain equipment repairs and routine inspections were conducted during the turnaround. We estimate the net revenue impact due to the loss of production was approximately $4.4 million and the turnaround expense was approximately $1.7 million. The turnaround reduced our production by approximately 387 MMcfe and 3,322 long ton of sulfur.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, increased by $9.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  The increase was due primarily to higher production expenses related to twelve months of operations of the properties acquired in the Mid-Continent Acquisition during the year ended December 31, 2012 compared to eight months of operations during 2011.

On July 19, 2012, one of our operated wells in Wayne County, Mississippi experienced an uncontrolled flow event during a well workover operation. The incident required the mobilization of our emergency response personnel to control the well's flow and secure the area in coordination with local, county and state emergency management agencies. Various contractors, including well control contractors, were mobilized to assist our response team. The flow from the well was fully controlled and secured on July 24, 2012. We have Control of Well insurance and are currently pursuing reimbursement for this incident. We estimate the cost of the incident to be between $17 - $18 million and have offset amounts paid above our deductible of $150,000 by recording a receivable for reimbursement under our insurance policy. During the year ended December 31, 2012, we received $6.0 million reimbursement for this incident and as of December 31, 2012, we had an additional receivable of $8.8 million related to the expected reimbursement. On February 21, 2013, we received an additional $3.0 million reimbursement for this incident.

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $23.2 million for the year ended December 31, 2012 as compared to the same period in 2011.  The increase was primarily due to depletion and amortization expense incurred during the year ended December 31, 2012 for the properties acquired in the Mid-Continent Acquisition, partially offset by decreases as a result of the impairment charge recorded during the year ended December 31, 2012.

Impairment and Other. During the year ended December 31, 2012, we incurred impairment charges of $45.3 million due to (i) certain unproved property leaseholds that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing relatively high operating costs associated with gas compression. In addition, we recorded a loss on the sale of our properties in the Barnett Shale. During the year ended December 31, 2011, we incurred impairment charges of $11.7 million due to (i) certain legacy drilling locations in our unproved properties which we no longer intend to develop based on the performance of offsetting wells during the three months ended June 30, 2011, (ii) certain proved properties of the Jourdanton Field in South Texas due to lower natural gas prices and relatively high operating costs, and (iii) certain drilling locations in our unproved properties which we no longer intend to develop during the three months ended September 30, 2011.

Capital Expenditures.  Capital expenditures increased by $67.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.   During the year ended December 31, 2012, we drilled and completed twelve gross operated wells and participated in twenty-one gross non-operated wells on leases in the Mid-Continent region. Additionally, during the year ended December 31, 2012, we conducted eleven recompletions, fifteen capital workovers and six expense workovers across our operations.

Corporate and Other Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands)
Revenues:
Realized commodity derivative gains (losses), net	$51,332	$(20,366)
Unrealized commodity derivative gains, net	6,562	52,876
Intersegment elimination - Sales of natural gas and condensate	(43,209)	(42,716)
Total revenue	14,685	(10,206)
Intersegment elimination - Cost of natural gas and condensate	(44,400)	(41,382)
General and administrative	69,994	57,891
Intersegment elimination - Operations and maintenance	(122)	(66)
Other operating income	—	(2,893)
Depreciation and amortization	1,773	1,417
Operating loss	(12,560)	(25,173)
Other income (expense):
Interest expense, net	(51,478)	(29,622)
Unrealized interest rate derivative gains, net	5,500	5,595
Realized interest rate derivative losses	(10,227)	(16,996)
Other (expense) income	(38)	(184)
Total other income (expense)	(56,243)	(41,207)
Loss from continuing operations before taxes	(68,803)	(66,380)
Income tax benefit	(1,703)	(2,432)
Loss from continuing operations	(67,100)	(63,948)
Discontinued operations, net of tax	—	404
Segment loss	$(67,100)	$(63,544)

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

During the year ended December 31, 2012, unrealized gains in our commodity derivative portfolio decreased by $46.3 million, as compared to the year ended December 31, 2011, due to increases in the natural gas, NGL and crude oil forward curves.

We recognized realized commodity derivative gains during the year ended December 31, 2012, compared to realized commodity derivative losses during the year ended December 31, 2011. The increase in the realized gains for the year ended December 31, 2012, as compared to the same period in the prior year, was due to the settlement of contracts assumed in the Mid-Continent Acquisition and lower natural gas and NGL market prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the year ended December 31, 2012 and 2011, our Upstream Segment sold condensate and natural gas to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the year ended December 31, 2012, our Upstream segment sold natural gas to our Panhandle Segment and it purchased natural gas from our Marketing and Trading Segment to be used for fuel. During the year ended December 31, 2011, our Upstream Segment purchased natural gas from our East Texas and Other Midstream Segment to be used as fuel.

General and Administrative Expenses. General and administrative expenses increased by $12.1 million for the year ended December 31, 2012 as compared to the same period in 2011. This increase was primarily due to (i) higher salaries and benefits, which was due to an increase in our headcount due to the Mid-Continent Acquisition and increased equity compensation expense due to additional grants and (ii) increased professional and legal fees primarily due to expenses associated with the Panhandle Acquisition, transition and management fees. In addition, we also incurred higher insurance expense related to the increase in our insurable property and to higher insurance rates during the year ended December 31, 2012. We expect our insurance expense to continue to increase in 2013 due to the increase in our insurable property as a result of our Panhandle Acquisition, and due to our claims history. The increases for the year ended December 31, 2012, were partially offset by higher professional fees incurred during the same period in 2011, primarily associated with the Mid-Continent Acquisition in May 2011.

We do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consisted of both realized and unrealized gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. On June 22, 2011, we terminated a $150 million notional amount 2.56% fixed rate interest rate swap at a total cost of $5.0 million, and extended the maturity of $250 million notional amount of our 4.095% fixed rate interest rate swaps from December 31, 2012 to June 22, 2015, with a fixed rate of 2.95%. During July 2012, in conjunction with our issuance of $250.0 million of senior unsecured notes, which increased our fixed interest rate exposure, we terminated the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps. During the year ended December 31, 2012, our realized settlement losses decreased by $6.8 million as compared to the year ended December 31, 2011, due to the transactions described above. For the year ended December 31, 2012, we recognized unrealized gains of $5.5 million as compared to unrealized gains of $5.6 million during the same period in 2011, as a result of a decrease in the forward interest rate curves. These unrealized mark-to-market losses did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $21.9 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  On May 27, 2011, we issued $300 million of senior unsecured notes with a coupon of 8.375%; on June 22, 2011, we entered into an Amended and Restated Credit Agreement, which as of December 31, 2012 bore interest at LIBOR plus 2.25%; and on July 13, 2012, we issued an additional $250 million of senior unsecured notes.  The increases in interest expense were due to the transactions discussed above along with increased borrowings under our Credit Agreement.

Income Tax (Benefit) Provision. Income tax benefit for 2012 and 2011 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are each subject to federal income taxes.

Discontinued Operations. On May 24, 2010, we completed the sale of our fee mineral and royalty interests as well as our equity investment in Ivory Working Interests, L.P. During the year ended December 31, 2011, we received payments of $0.5 million related to pre-effective date operations and recorded this amount as part of discontinued operations.

Adjusted EBITDA

Adjusted EBITDA, as defined under "Non-GAAP Financial Measures," increased by $37.6 million from $208.2 million for the year ended December 31, 2011 to $245.8 million for the year ended December 31, 2012.

As described above, revenues minus cost of natural gas, NGLs, condensate and helium for the Midstream Business (excluding unrealized gains from the Marketing and Trading Segment) decreased by $1.3 million during the year ended December 31, 2012 as compared to the comparable period in 2011. The Upstream Segment revenues (excluding imbalances) decreased $0.9 million during the year ended December 31, 2012 as compared to the comparable period in 2011. Intercompany eliminations of revenues minus cost of natural gas and condensate resulted in a $2.5 million increase during the year ended

December 31, 2012 as compared to the comparable period in 2011. Our Corporate and Other Segment's realized commodity derivatives gains increased by $71.7 million during the year ended December 31, 2012, as compared to the comparable period in 2011. This resulted in total incremental revenues minus cost of natural gas and NGLs increasing by $72.0 million during the year ended December 31, 2012 as compared to the comparable period in 2011.  The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives, which includes the amortization of put premiums and other derivative costs, and the non-cash mark-to-market Upstream Segment imbalances, none of which are included in the calculation of Adjusted EBITDA.

Operating expenses (including taxes other than income) for our Midstream Business increased by $18.1 million for the year ended December 31, 2012 as compared to the same period in 2011, and operating expenses (including taxes other than income) for the Upstream Segment increased $9.0 million for the year ended December 31, 2012 as compared to the comparable period in 2011.

General and administrative expenses, excluding the impact of non-cash compensation charges related to our long-term incentive program and other non-recurring items and captured within our Corporate and Other Segment, increased by $7.3 million during the year ended December 31, 2012 as compared to the comparable period in 2011.

As a result, revenues (excluding the impact of unrealized commodity derivative activity) minus cost of natural gas, NGLs and condensate for the year ended December 31, 2012, as compared to the same period in 2011, increased by $72.0 million, operating expenses increased by $27.1 million, and general and administrative expenses increased by $7.3 million.  The increases in revenues minus the cost of natural gas, NGLs and condensate, while partially offset by the increases in operating costs and general and administrative expenses, resulted in an increase to Adjusted EBITDA for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the years ended December 31, 2011 and 2010. Operating results for our individual operating segments are presented in tables in this Item 7.

	Year Ended December 31,
	2011	2010
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate and sulfur sales	$977,952	$688,052
Gathering, compression, processing and treating fees	47,770	50,608
Realized commodity derivative losses, net	(20,366)	(17,010)
Unrealized commodity derivative gains, net	52,876	8,224
Other revenue	1,676	2,435
Total revenues	1,059,908	732,309
Cost of natural gas, natural gas liquids, and condensate	633,184	468,304
Costs and expenses:
Operating and maintenance	93,048	76,415
Taxes other than income	19,148	12,226
General and administrative	57,891	45,775
Other operating income	(2,893)	—
Impairment	16,288	6,666
Depreciation, depletion and amortization	131,611	106,398
Total costs and expenses	315,093	247,480
Total operating income (loss)	111,631	16,525
Other income (expense):
Interest expense, net	(29,622)	(15,036)
Unrealized interest rate derivatives gains (losses), net	5,595	(7,164)
Realized interest rate derivative losses, net	(16,996)	(19,971)
Other (expense) income	(184)	450
Total other income (expense)	(41,207)	(41,721)
Loss from continuing operations before income taxes	70,424	(25,196)
Income tax (benefit) provision	(2,432)	(2,585)
Loss from continuing operations	72,856	(22,611)
Discontinued operations, net of tax	276	17,262
Net loss	$73,132	$(5,349)
Adjusted EBITDA(a)	$208,208	$126,026
________________________

(a)	See Part II, Item 6. Selected Financial Data – Non-GAAP Financial Measures for a definition and reconciliation to GAAP.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Year Ended December 31,
	2011	2010
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil and condensate sales	$378,917	$334,614
Intersegment sales - natural gas	60,237	—
Gathering and treating services	17,074	11,957
Total revenues	456,228	346,571
Cost of natural gas, natural gas liquids, oil & condensate	327,775	231,880
Operating costs and expenses:
Operations and maintenance	41,749	35,013
Depreciation and amortization	37,034	45,876
Impairment	4,560	—
Total operating costs and expenses	83,343	80,889
Operating income	$45,110	$33,802

Capital expenditures	$71,351	$29,282

Realized prices:
Oil and condensate (per Bbl)	$80.41	$66.68
Natural gas (per Mcf)	$3.74	$3.92
NGLs (per Bbl)	$52.67	$45.85
Production volumes:
Gathering volumes (Mcf/d)(a)	155,122	131,925
NGLs (net equity gallons)	880,348	905,379
Condensate (net equity gallons)	962,982	1,034,275
Natural gas short position (MMbtu/d)(a)	(5,622)	(4,811)
________________________

(a)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2011, revenues minus cost of natural gas, NGLs and condensate for our Texas Panhandle Segment operations totaled $128.5 million compared to $114.7 million for the year ended December 31, 2010. The increase was primarily driven by higher commodity prices, increased volumes from new drilling activity in Wheeler, Hemphill and Roberts counties, and volumes associated with the acquisition of gathering assets from CenterPoint Energy Field Services (our "East Hemphill" system) in October of 2010. These benefits were substantially offset by operating downtime at three facilities and a reduction in existing volumes of natural gas, NGLs and condensate due to severe winter weather in our Texas Panhandle Segment in January and February 2011. This severe winter weather also caused damage to our Cargray processing facility, resulting in reduced recoveries of NGLs. The Cargray processing facility was repaired in late June 2011. The operating downtime and the affected recoveries at the Cargray facility impacted revenues minus cost of natural gas by $3.6 million across the Texas Panhandle Segment during the year ended December 31, 2011. As of December 31, 2011, we had not accrued any amounts related to our business interruption insurance claim.

We experienced continued drilling activity in the East Panhandle System by our producer customers beginning in the third quarter of 2010 as higher NGL prices and continued improvements in horizontal drilling technology and fracturing practices resulted in favorable drilling economics. We experienced increased drilling activity on our production volumes in the fourth quarter of 2010 and expect it would have continued in the first half of 2011 had it not been for the severe winter weather in January and February.

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

On July 27, 2011, we announced plans to install a state-of-the-art 60 MMcf/d cryogenic processing facility in the Granite Wash play in the Texas Panhandle (the "Woodall Plant"). Through December 31, 2011, we had spent approximately $25.7 million on the the construction of the Woodall Plant and associated gathering and compression.

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

  East Texas and Other Midstream Segment

	Year Ended December 31,
	2011	2010
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil and condensate sales	$243,673	$255,537
Intersegment sales-natural gas	16,654	—
Gathering and treating services	30,688	38,651
Total revenues	291,015	294,188
Cost of natural gas and natural gas liquids	231,642	230,837
Operating costs and expenses:
Operations and maintenance	22,790	20,885
Impairment	—	3,130
Depreciation and amortization	27,629	28,548
Total operating costs and expenses	50,419	52,563
Operating income (loss) from continuing operations	8,954	10,788
Discontinued operations (a)	(128)	(25,781)
Operating income (loss)	$8,826	$(14,993)

Capital expenditures	$10,860	$16,026

Realized prices:
Oil and condensate (per Bbl)	$95.08	$78.50
Natural gas (per Mcf)	$4.15	$4.69
NGLs (per Bbl)	$49.72	$39.76
Production volumes:
Gathering volumes (Mcf/d)(b)(c)	319,892	357,403
NGLs (net equity gallons)	451,048	545,666
Condensate (net equity gallons)(c)	46,242	49,523
Natural gas short position (MMbtu/d)(b)	1,913	1,698
_______________________

(a)	Includes sales of natural gas of $66 and $47 to the Upstream Segment for the years ended December 31, 2011 and 2010, respectively.

(b)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

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

Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2011, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $59.4 million compared to $63.4 million for the year ended December 31, 2010. During the years ended December 31, 2011 and 2010, we recorded revenues associated with deficiency payments of $1.6 million and $10.4 million, respectively. We receive deficiency payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these deficiency payments, revenues minus cost of natural gas, NGLs and condensate for the years ended December 31, 2011 and 2010 would have been $57.7 million and $53.0 million, respectively. The increase, excluding deficiency payments, for the year ended December 31, 2011 compared to the year ended December 31, 2010, is primarily due to higher condensate and NGL prices, and is partially offset by a decrease in gathering volumes and lower natural gas prices.

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

Impairment. No impairment charges were incurred in the year ended December 31, 2011. We recorded impairment expense of $3.1 million in the year ended December 31, 2010 due to the loss of a significant gathering contract.

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

On May 20, 2011, we sold the Wildhorse Gathering System. We recorded a loss of $0.7 million on the sale, which is recorded as part of discontinued operations for the year ended December 31, 2011. For the year ended December 31, 2011, the Wildhorse Gathering System generated revenues of $6.9 million and gain from operations of $0.5 million. For the year ended December 31, 2010, we generated revenues of $26.1 million and a loss from operations of $25.9 million, which includes an impairment charge of $26.2 million. During the year ended December 31, 2011, we recorded a loss from discontinued operations of $0.2 million attributable to the Wildhorse Gathering System. During the year ended December 31, 2010, we recorded a loss from discontinued operations of $25.9 million. During each of the years ended December 31, 2011 and 2010, this system incurred state tax expense of less than $0.1 million.

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

For a description of our Marketing and Trading Segment activities, see the discussion within the Year Ended December 31, 2012 Compared with Year Ended December 31, 2011 section.

For the year ended December 31, 2011 and 2010, revenues minus cost of oil and condensate totaled $3.4 million and $0.5 million, respectively. Revenues for the year ended December 31, 2011 include an unrealized mark-to-market gain of $0.8 million related to the financial derivatives and physical contracts.

 Upstream Segment

	Year Ended December 31,
	2011 (a)	2010
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$51,574	$44,444
Intersegment sales - condensate	42,716	6,063
Natural gas	42,551	15,027
Intersegment sales - natural gas	5,487	—
NGLs	42,553	19,973
Sulfur	17,753	6,793
Other	1,676	2,435
Total revenues	204,310	94,735
Operating Costs and expenses:
Operations and maintenance (b)	47,723	32,042
Sulfur disposal costs	—	729
Depletion, depreciation and amortization	65,531	30,424
Impairment	11,728	3,536
Total operating costs and expenses	124,982	66,731
Operating income	$79,328	$28,004

Capital expenditures	$92,660	$26,772

Realized average prices:
Oil and condensate (per Bbl)	$84.36	$62.22
Natural gas (per Mcf)	$3.69	$4.55
NGLs (per Bbl)	$54.58	$47.86
Sulfur (per Long ton) (c)	$180.46	$88.95
Production volumes:
Oil and condensate (Bbl)	1,117,778	808,077
Natural gas (Mcf)	12,636,473	3,514,078
NGLs (Bbl)	805,359	437,375
Total (Mcfe)	24,175,295	10,986,790
Sulfur (Long ton) (c)	98,372	84,065
________________________

(a)	Includes operations related to the Mid-Continent Acquisition starting on May 3, 2011.

(a)	Includes purchase of natural gas of $66 and $47 from the East Texas and Other Midstream Segment for the years ended December 31, 2011 and 2010, respectively.

(b)
During the year ended December 31, 2010, an adjustment was made to decrease sulfur volumes by 5,230 long tons related to a prior period. This adjustment is excluded from the calculation of realized prices.

Revenue. For the year ended December 31, 2011, Upstream Segment revenues increased by $109.6 million as compared to the year ended December 31, 2010.  The addition of production volumes from the Mid-Continent Acquisition positively impacted the Upstream Segment's revenues by $68.2 million during the year ended December 31, 2011. From closing on May 3, 2011 to December 31, 2011, the acquired properties contributed 8.6 Bcf natural gas, 261 Mbbl oil and 300 Mbbl of NGLs to the Upstream Segment's total production. In addition to the acquisition, revenues increased due to higher realized prices for oil, NGLs and sulfur during the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

During the year ended December 31, 2011, sulfur revenue was $17.8 million as compared to net revenue of $6.8 million during the year ended December 31, 2010. Historically, sulfur was viewed as a low value by-product in the production of oil and natural gas. During the year ended December 31, 2011, sulfur prices ranged from $185 per long ton on February 10, 2011 to $220 per long ton on October 17, 2011 at the Tampa, Florida market. On February 6, 2012, sulfur prices were $172 per long ton at the Tampa, Florida market.   Our net realized price is lower than the price set at the Tampa, Florida hub due to transportation and marketing deductions and charges. These charges vary depending on how far from the Tampa, Florida market our product is produced.

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

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $35.1 million for the year ended December 31, 2011, as compared to the same period in the prior year.  The increase was primarily due to $26.2 million of depletion expense incurred for operations from the Mid-Continent Properties during the year ended

December 31, 2011. This increase was partially offset due to decreases in production as a result of our East Texas wells being shut-in, as discussed above.

Impairment.  We recorded impairment charges of $11.7 million during the year ended December 31, 2011, due to (i) certain proved properties of the Jourdanton Field in South Texas due to lower natural gas prices and relatively high operating costs, (ii) certain proved properties in the Permian region which were not able to produce in commercially paying quantities in the current natural gas price environment, (iii) certain legacy drilling locations in our unproved properties which we no longer intend to develop based on the performance of offsetting wells during the three months ended June 30, 2011 and (iv) certain drilling locations in our unproved properties which we no longer intend to develop during the three months ended September 30, 2011. During the year ended December 31, 2010, we incurred impairment charges of $3.5 million related to certain wells in our unproved properties as we determined it would not be economical to develop these unproved locations.

Capital Expenditures.  Capital expenditures increased by $65.9 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010.   During the year ended December 31, 2011, we drilled and completed nine gross operated wells and participated in thirty-one gross non-operated wells on leases in the Mid-Continent region, and drilled and completed a gross operated well in both East Texas and Alabama. Additionally, during the year ended December 31, 2011, we conducted thirteen recompletions and capital workovers across our operations. As of December 31, 2011, we were operating two drilling rigs in the Mid-Continent and participating with a non-operated working interest in seven additional drilling locations

Corporate and Other Segment

	Year Ended December 31,
	2011	2010
	($ in thousands)
Revenues:
Realized commodity derivatives losses, net	$(20,366)	$(17,010)
Unrealized commodity derivatives gains, net	52,876	8,224
Intersegment elimination - Sales of natural gas, oil and condensate	(42,716)	(6,063)
Total revenues	(10,206)	(14,849)
Intersegment elimination - Cost of oil and condensate	(41,382)	(5,587)
General and administrative	57,891	45,775
Intersegment elimination - Operations and maintenance	(66)	(47)
	(2,893)	—
Depreciation and amortization	1,417	1,550
Operating loss	(25,173)	(56,540)
Other income (expense):
Interest expense, net	(29,622)	(15,036)
Unrealized interest rate derivative gains (losses), net	5,595	(7,164)
Realized interest rate derivative losses, net	(16,996)	(19,971)
Other expense	(184)	450
Total other income (expense)	(41,207)	(41,721)
Loss from continuing operations before taxes	(66,380)	(98,261)
Income tax benefit	(2,432)	(2,585)
Loss from continuing operations	(63,948)	(95,676)
Discontinued operations, net of tax	404	43,043
Segment loss	$(63,544)	$(52,633)

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

During the year ended December 31, 2011, unrealized gains in our commodity derivative portfolio increased, as compared to the unrealized gains recorded for the year ended December 31, 2010, due to the hedging contracts we assumed in the Mid-Continent Acquisition and to decreases in the natural gas forward curve.  Included with our unrealized commodity derivative gain for the year ended December 31, 2010, is the amortization of put premiums and other derivative costs, including the costs of hedge resets, of $4.0 million.

We recognized realized commodity derivative losses during each of the years ended December 31, 2011 and 2010. The increase in the realized losses for the year ended December 31, 2011, as compared to the same period in the prior year, was due to higher crude oil and NGL market prices during the year ended December 31, 2011, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year. The increase in the realized losses for year ended December 31, 2011 was partially offset by the net realized gains recorded for the derivative contracts assumed in the Mid-Continent Acquisition that settled during the period.

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

General and Administrative Expenses. General and administrative expenses increased by $12.1 million for the year ended December 31, 2011 as compared to the same period in 2010. This increase was partially due to an increase in salaries and benefits of $5.6 million due to increased headcount over the year. The increase in salaries and benefits was offset by a decrease in equity-based compensation expense of approximately $0.3 million during the years ended December 31, 2011, as compared to the years ended December 31, 2010, primarily as a result of natural run-off (through vesting) of restricted common units granted in prior periods at higher prices. In addition, included within our general and administrative expenses for the years ended December 31, 2011 are legal and other professional advisory fees of $2.3 million and $1.4 million of transition services expenses related to the Mid-Continent Acquisition, while the year ended December 31, 2010 includes $2.1 million of legal and other professional advisory fees related to the recapitalization and related transactions and the associated lawsuit.

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

Interest expense, net increased by $14.6 million during the year ended December 31, 2011 as compared to the prior year.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  On May 27, 2011, we issued $300 million of senior unsecured notes with a coupon of 8.375% through a private placement, and on June 22, 2011, we entered into an Amended and Restated Credit Agreement (see Note 8 to our unaudited condensed consolidated financial statements), which bears interest currently at LIBOR plus 2.25%.  The increase in interest expense is due to the transactions discussed above and to higher LIBOR rates during 2011, as compared to the same period in 2010.

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

As described above, revenues minus cost of natural gas and NGLs for the Midstream Business (excluding unrealized gains from the Marketing and Trading Segment) increased by $11.9 million during the year ended December 31, 2011, as compared to the comparable period in 2010. The Upstream Segment revenues increased $110.4 million during the year ended December 31, 2011, as compared to the comparable periods in 2010. Intercompany eliminations revenues minus cost of natural gas and NGLs resulted in a $0.9 million decrease. Our Corporate and Other Segment's realized commodity derivatives loss increased by $3.4 million during the year ended December 31, 2011 as compared to the comparable period in 2010. This resulted in total incremental revenues minus cost of natural gas and NGLs increasing by $118.1 million during the year ended December 31, 2011 as compared to the comparable periods in 2010.  The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives, which includes the amortization of put premiums and other derivative costs, and the non-cash mark-to-market Upstream Segment imbalances, none of which are included in the calculation of Adjusted EBITDA.

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

As a result, revenues (excluding the impact of unrealized commodity derivative activity) minus cost of natural gas and NGLs for the year ended December 31, 2011, as compared to the same period in 2010 increased by $118.1 million, operating expenses increased by $23.6 million, and general and administrative expenses increased by $12.4 million.  The increases in revenues minus the cost of natural gas and NGLs, while partially offset by the increases in operating costs and general and administrative expenses, resulted in a increase to Adjusted EBITDA during each of the year ended December 31, 2011, as compared to the year ended December 31, 2010. Adjusted EBITDA excludes amortization of commodity hedge costs (including costs of hedge reset transactions) for the year ended December 31, 2010 of $4.0 million.  Including these amortization costs, our Adjusted EBITDA for the year ended December 31, 2010 would have been $122.1 million.

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

Equity Offerings

In 2010, we issued approximately 21.6 million warrants entitling holders to purchase a common unit for a price of $6.00 on certain designated exercise dates through May 2012. During the year ended December 31, 2012, 5,300,588 warrants were exercised for net proceeds of $31.8 million. The final exercise date for the warrants was May 15, 2012, and on that date the remaining unexercised warrants expired.

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of December 31, 2012, 834,327 units had been issued under this program for net proceeds of approximately $7.3 million, of which 143,307 units were issued during the three months ended December 31, 2012 for net proceeds of approximately $1.2 million. Issuance costs associated with the program for the year and three months ended December 31, 2012 were $0.6 million and $0.1 million, respectively.

On August 17, 2012, we closed an underwritten public offering of 10,120,000 common units, which included the full exercise of the underwriters' option to purchase additional common units, for net proceeds of approximately $84.3 million. The net proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility in advance of funding the Panhandle Acquisition, which closed on October 1, 2012.

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

Our current 2013 capital budget anticipates that we will spend approximately $208 million in total, of which $70 million relates to maintenance capital expenditures and $138 million relates to growth capital expenditures. Our capital expenditures, excluding acquisitions, were approximately $310.7 million for the year ended December 31, 2012, of which $54.4 million related to maintenance capital expenditures and $256.3 million related to growth capital expenditures.

We have certain obligations under our existing air emissions permit to lower the sulfur dioxide (SO2) emissions of our Alabama plant operations.  In order to fulfill our obligations under the existing permit, our operating subsidiary in Alabama initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and as of year-end 2012 had resulted in increased sulfur production and reductions in SO2 emissions to levels well below the required permitted levels. The total cost of this phase was approximately $18.1 million net to our interest.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek processing facility. This phase is designed to improve the operational reliability of the processing facility, further increase the marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Southern Alabama. The improvements to our sulfur recovery unit will also further reduce SO2 emissions. helping to ensure our compliance with the National Ambient Air Quality Standards the Environmental Protection Agency enacted in mid-2010.  In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2014 at a cost of approximately $15 million net to our interest. We currently expect to complete the final upgrades in 2016.

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

Revolving Credit Facility

On June 22, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, BNP Paribas, as documentation agent, and the other lenders who are parties to the Credit Agreement. The Credit Agreement amended and restated our prior $880 million Credit Agreement (the “Prior Credit Agreement”). Upon the effectiveness of the Credit Agreement, all commitments of the lenders party to the Prior Credit Agreement were terminated and all of our loans and other indebtedness under the Prior Credit Agreement were renewed and extended, inclusive of new lender commitments, on the terms and conditions of the Credit Agreement. The Credit Agreement matures on June 22, 2016.
On December 28, 2012, we received increased commitments from our lending group under the Credit Agreement. Aggregate commitments increased from $675 million to $820 million. We have the option to request further increases, subject to the terms and conditions of the Credit Agreement, up to a total aggregate amount of $1.2 billion. Availability under the credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of December 31, 2012, our borrowing base exceeded our total commitments of $820 million, and we had approximately $192.5 million of availability under the credit facility.
Concurrent with the increase in commitments on December 31, 2012, we and our lending group agreed to amend the Credit Agreement to: (i) allow for a temporary step-up in the Total Leverage Ratio from 4.50x to 4.75x through the third quarter of 2013; (ii) institute a new Senior Secured Leverage Ratio of 2.85x through the third quarter of 2013; and (iii) increase the amount of permitted "other Investments" as defined in the Credit Agreement.

Senior Unsecured Notes
On May 27, 2011, we completed the sale of $300 million of our 8.375% senior unsecured notes due 2019 through a private placement, which were exchanged for registered notes on February 15, 2012 (the "Senior Notes"). The Senior Notes will mature on June 1, 2019, and interest is payable on June 1 and December 1 each year. We used the net proceeds of approximately $290.3 million to repay borrowings outstanding under our revolving credit facility.
On July 13, 2012, we completed the sale of an additional $250 million of senior notes (the "2012 Senior Notes") through a private placement. After the original discount of $3.7 million and excluding related offering expenses, we received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under our revolving credit facility. This issuance supplemented our prior $300 million of Senior Notes issued in May 2011, all of which are treated as a single series.

On November 20, 2012, we filed a registration statement on Form S-4 with the SEC to allow the holders of the 2012 Senior Notes to exchange the 2012 Senior Notes for registered notes that have substantially identical terms as the 2012 Senior Notes. The registration statement was declared effective on January 30, 2013 and a prospectus was filed on January 31, 2013 launching the exchange offer. The exchange offer expires on March 1, 2013.

Debt Covenants

Our revolving credit facility requires us to maintain certain leverage, current and interest coverage ratios. As of December 31, 2012, we were in compliance with all of our debt covenants. Our financial covenant requirements and actual ratios as of December 31, 2012, are as follows:

	Per Credit Agreement	Actual
Interest coverage ratio	2.5 (Min)	4.0
Total leverage ratio	4.75 (Max)	4.4
Senior secured leverage ratio	2.85 (Max)	2.3
Current ratio	1.0 (Min)	2.0

Our goal is to maintain our ratio of total outstanding debt to Adjusted EBITDA, or "total leverage ratio," at or below 3.5 to 1.0 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects. For example, our borrowings related to our Panhandle Acquisition on October 1, 2012 resulted in our total leverage ratio exceeding our long-term target as of December 31, 2012. We expect our efforts to maintain or reduce our leverage ratio during 2013 will be primarily through investing in attractive growth opportunities that will increase our Adjusted EBITDA.

Our Senior Notes were issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At December 31, 2012, we were in compliance with our covenants under the Senior Notes indenture.

For a further discussion of our Credit Agreement see Note 8 to our consolidated financial statements.

Cash Flows

Cash Distributions

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes these distributions for the last three years.

Quarter Ended	Distribution per Unit	Record Date**	Payment Date
March 31, 2010*	$0.0250	May 7, 2010	May 14, 2010
June 30, 2010*	$0.0250	August 9, 2010	August 13, 2010
September 30, 2010+	$0.0250	November 8, 2010	November 12, 2010
December 31, 2010+	$0.1500	February 7, 2011	February 14, 2011
March 31, 2011+	$0.1500	May 9, 2011	May 13, 2011
June 30, 2011+	$0.1875	August 5, 2011	August 12, 2011
September 30, 2011+	$0.2000	November 4, 2011	November 14, 2011
December 31, 2011+	$0.2100	February 7, 2012	February 14, 2012
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012+	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012+	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012+	$0.2200	February 7, 2013	February 14, 2013
_____________________________

+
The distribution per unit represents distributions made only on common units, including restricted common units issued under our Long Term Incentive Plan. Since July 30, 2010, the only other class of equity we have outstanding is a non-economic general partner interest.

*	The distribution per unit represents distributions made only on common units (including restricted common units issued under our Long Term Incentive Plan) and general partner units.

**	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2012, working capital was $0.5 million as compared to a negative $45.3 million as of December 31, 2011.

The net increase in working capital of $45.8 million from December 31, 2011 to December 31, 2012 resulted primarily from the following factors:

•	trade accounts receivable increased by $40.9 million primarily from the impact of the Panhandle Acquisition; and

•
risk management net working capital balance increased by a net $30.7 million as a result of changes in current portion of mark-to-market unrealized positions as a result of decreases to the forward crude oil, natural gas and NGL price curves; partially offset by

•	accounts payable increased by $14.5 million primarily as a result of the Panhandle Acquisition, activities and timing of payments, including capital expenditure activities;

•	other current assets decreased by $3.9 million primarily as a result of changes in inventory levels in the Upstream Segment;

•
accrued liabilities increased by $7.0 million primarily reflecting employee benefit accruals, higher interest accruals and the timing of payment of unbilled expenditures related primarily to capital expenditures; and

•	cash balances and marketable securities decreased overall by $0.9 million.

Cash Flows for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Cash Flow from Operating Activities. Cash flows from operating activities increased $27.7 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to an increase in our results of operations, excluding unrealized gains on derivatives, from our Mid-Continent and Panhandle acquisitions, declining commodity prices, which resulted in realizing net settlement gains on our commodity derivatives, and a decrease in payments made to terminate or reset certain derivative contracts.  During the year ended December 31, 2012, we made payments of $3.9 million to terminate the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps and $2.8 million to adjust the strike price on an existing WTI crude oil swap. During the year ended December 31, 2011, we made payments of $5.0 million and $4.8 million to unwind interest rate derivative contracts and certain commodity derivative contracts, respectively, and a $14.6 million payment to adjust the strike price on certain existing commodity derivative contracts, as compared to our payment of $1.1 million to partially unwind certain commodity derivative contracts during the year ended December 31, 2012. Declines in natural gas prices during the year ended December 31, 2012, resulted in us realizing net settlement gains on our commodity derivatives as compared to realized net settlement losses in 2011. During the years ended December 31, 2012 and 2011, $14.4 million and $6.3 million, respectively, of these realized net settlements were reclassed to cash flows from financing activities.

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2012 were $528.7 million as compared to cash flows used in investing activities of $373.9 million for the year ended December 31, 2011. The key difference between periods was our net cash outlay of $230.6 million for the Panhandle Acquisition during year ended December 31, 2012, as compared to the net cash outlay of $220.3 million for the Mid-Continent Acquisition during the year ended December 31, 2011. In addition, we incurred increased cash outlays of $151.1 million for capital expenditures, in particular spending related to our Woodall and Wheeler Plants, as well as increased drilling in our Upstream Segment during the year ended December 31, 2012.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2012 were $382.3 million as compared to cash flows provided by financing activities of $252.0 million for the year ended December 31, 2011. Key differences between years included net borrowings on our revolving credit facility of $127.0 million during the year ended December 31, 2012 as compared to net repayments of $48.5 million to our revolving credit facility during the year ended December 31, 2011.  During the year ended December 31, 2012, we received $246.3 million from the sale of our Senior Notes as compared to $297.8 million during the year ended December 31, 2011. Cash outflows related to our distributions increased to $119.2 million during the year ended December 31, 2012, as compared to $74.5 million during the year ended December 31, 2011 as a result of increasing our quarterly distribution from $0.15 paid in the first two quarters of 2011 (for the fourth quarter of 2010 and the first quarter of 2011), $0.1875 paid in the third quarter of 2011 (for the second quarter of 2011) and $0.20 paid in the fourth quarter of 2011 (for the third quarter 2011) to $0.21 paid in the first quarter of 2012 (for the fourth quarter of 2011) and $0.22 paid in the second, third and fourth quarters of 2012 (for the first, second and third quarter of 2012). We received $31.8 million due to the exercise of warrants during the year ended December 31, 2012, as compared to $89.7 million from the exercise of warrants during the same period in 2011. We also received $91.7 million of net proceeds on our equity offerings during the year ended December 31, 2012.

Cash Flows Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cash Flow from Operating Activities. Cash flows from operating activities increased $23.7 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to an increase in our results of operations from our Mid-Continent Acquisition and higher commodity prices, which resulted in higher cash flows from the sale of our equity crude oil and NGLs volumes and higher cash flows from the sale of sulfur.  Higher commodity prices also resulted in us realizing net settlement losses on our commodity derivatives during the year ended December 31, 2011. The increase in cash flow from operations was offset by our payment of $5.0 million to unwind an interest rate derivative contract, a payment of $4.8 million to unwind certain commodity derivative contracts and a payment of $14.6 million to adjust the strike price on certain existing commodity derivative contracts to the forward market price as of the date of the adjustment. For the year ended December 31, 2011, we paid $5.9 million to adjust the strike price on an existing commodity derivative contract to the forward market price as of the date the adjustment was executed and net payments of $2.2 million to unwind certain derivative contracts.

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2011 were $373.9 million as compared to cash flows provided by investing activities of $73.5 million for the year ended December 31, 2010. The key difference between periods is our net cash outlay of $220.3 million for the Mid-Continent Acquisition during year ended December 31, 2011, as compared to the net proceeds of $171.7 million received from the sale of our Minerals Business during the year ended December 31, 2010. In addition, we incurred increased cash outlays of $90.4 million for capital expenditures, in particular spending related to our Phoenix-Arrington Ranch Plant Construction and Expansion, the Woodall Plant, as well as increased drilling in our Upstream Segment, partially offset by proceeds from the sale of our Wildhorse Gathering System of $5.7 million during the year ended December 31, 2011.

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

Hedging Strategy

We use a variety of hedging instruments such as fixed-price swaps, costless collars and put options to manage our risks related to our commodity price and interest rate exposure. At times our hedging strategy may involve adjusting strike prices of existing hedges to better reflect current market conditions or to meet other corporate objectives.  In addition, we may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Hedge transactions such as these impact our liquidity in that we are required to pay the present value of the difference between the hedged price and the current futures price.  These transactions also increase our exposure to the counterparties through which we execute the hedges. Under this strategy, during the year ended December 31, 2012, we partially unwound two 2013 calendar year WTI crude oil swaps, totaling 28,400 barrels per month, at a cost of $1.1 million. We were using these WTI crude oil swaps to hedge against changes in NGL prices. To continue hedging these NGL volumes, we entered into two calendar year 2013 propane swaps, totaling 2,100,000 gallons per month.

During July 2012, we enhanced our commodity derivative portfolio by paying $2.8 million to adjust the strike price from $68.30 to $92.00 (the forward market price at the date of the transaction) per barrel on an existing WTI crude oil swap of 20,000 barrels per month for the six months ended December 31, 2012.

During July 2012, we also adjusted our interest rate hedge portfolio to re-balance our mix of floating and fixed interest rate exposure following our issuance of $250 million of Senior Notes. To accomplish this, we terminated $200 million notional amount of our existing fixed rate interest rate swaps with original maturities of December 31, 2012 for a total cost of $3.9 million. For further description of our hedging activity, see Notes 11 and 21 to our consolidated financial statements.

Off-Balance Sheet Obligations.

We have no off-balance sheet transactions or obligations.

Total Contractual Obligations.

The following table summarizes our total contractual cash obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016-2017	Thereafter
	($ in millions)
Revolving Credit Facility (including interest)(a)	$675,668	$15,013	$15,013	$15,013	$630,629	$—
Senior Notes	845,432	46,063	46,063	46,063	92,125	615,118
Operating leases	21,553	5,675	5,988	3,498	5,936	456
Asset Retirement Obligations	48,755	3,941	1,379	428	4,663	38,344
Total contractual obligations	$1,591,408	$70,692	$68,443	$65,002	$733,353	$653,918
__________________________

(a)
These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2012, the fair value of our interest rate swap contracts, which expire on June 22, 2015, totaled a liability of $14.7 million.

Recent Accounting Pronouncements

For a recent accounting pronouncements, please see Note 3 of our consolidated financial statements.

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

3. Maximum Transaction Volumes

Hedged commodity volumes are not to exceed 80% of the expected production or consumption in any settlement period, and hedged interest rates shall not exceed 100% of total outstanding indebtedness. Neither of these limitations shall be exceeded without the prior approval of the Board of Directors, which (with respect to commodity volumes) we did obtain for 2011 and 2012.

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

See Notes 11 and 12 to our consolidated financial statements for additional discussion of our commodity hedging activities and related fair values.

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

See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies — Risk Management Activities and Note 11 to our consolidated financial statements for further discussion of the accounting for our derivative contracts.

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

As of December 31, 2012, our commodity hedge portfolio totaled $53.1 million, which consists of assets aggregating $56.5 million less liabilities aggregating $3.4 million. For additional information, see Notes 11 and 12 of our consolidated financial statements for additional discussion of our hedging activities and related fair values.

Effectiveness of Commodity Risk Management Activities

The goal of our commodity risk management activities is to reduce the impact of changing commodity prices on our ability to make future distributions to our unitholders.  One way we evaluate the effectiveness of these activities is to analyze the theoretical change in our internal estimates of future Adjusted EBITDA given an assumed change in future commodity prices.  Using this method, we estimate that a $10 per barrel increase in NYMEX crude oil prices, a $10 per barrel decrease in NYMEX crude oil prices and a $1 per MMbtu change in NYMEX natural gas prices would result in changes to 2012 Adjusted EBITDA of $10 million and $3 million, respectively, based on $85 per barrel and $3.25 per MMbtu commodity prices.

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

On June 20, 2011, we extended $250 million notional amount of our interest rate swaps from their original maturity dates of December 31, 2012 to a new maturity date of June 22, 2015 and blended the existing swap rate for these extended swaps with the then prevailing interest swap rate, which lowered the rate from 4.095% to $2.95%.

Based upon the transactions discussed in the paragraph above, we estimate that for 2013, a 10% increase or decrease in the current LIBOR rates would impact our interest expense by $0.1 million.

See Notes 11 and 12 of our consolidated financial statements for additional discussion of our interest rate hedging activities and related fair values.

     The table below summarizes the changes in commodity and interest rate risk management assets for the applicable periods:

	Year Ended
	December 31, 2012	December 31, 2011
	($ in thousands)
Net risk management assets at beginning of period	$18,828	$(69,280)
Contracts acquired through acquisitions	—	3,355
Cash paid (received) to terminate contracts, net	7,664	25,510
Cash received (paid) from settled contracts	41,105	(37,362)
Settlements of positions	(41,105)	37,362
Unrealized mark-to-market valuations of positions	11,870	59,243
Balance of risk management assets at end of period	$38,362	$18,828

Credit Risk

Our principal natural gas sales customers are large industrial, commercial and utility companies. With respect to the sale of our NGLs and condensates, our principle customers are large natural gas liquids purchasers, fractionators and marketers, and large condensate aggregators that then typically sell to large multi-national petrochemical and refining companies. We also sell a small amount of propane to medium sized, local distributors.

For the year ended December 31, 2012, ONEOK, Inc. and Chevron Corporation, our largest customers, represented 20% and 13%, respectively, of our total sales revenue (including realized and unrealized gains on commodity derivatives).  All of our natural gas sales are under 30 day payment term deals, with credit based upon 60 days of deliveries and almost all other product sales contracts are under 30 day payment term arrangements.

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

Our derivative counterparties include BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, Regions Financial Corporation and CITIBANK, N.A.

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
     Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes to Internal Control
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
Management's Annual Report On Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management has conducted (i) an evaluation of the design of our internal control over financial reporting, and (ii) a testing of the effectiveness of our internal control over financial reporting, as it pertains to the calendar year 2012.  The evaluation and testing was conducted by our internal auditor, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Our evaluation and testing followed the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our evaluation and testing was conducted as of the year ended December 31, 2012, which is the period covered by this Annual Report on Form 10-K. Based on our assessment, we believe our internal controls over financial reporting are effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO Framework.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.:

We have audited Eagle Rock Energy Partners, L.P. and subsidiaries (collectively, the "Partnership") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on “criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2012 and 2011, and the related consolidated statements of operations, members' equity, and cash flows for the years then ended, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Houston, Texas
February 28, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
  Information required to be set forth in Item 10. Directors, Executive Officers and Corporate Governance, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2013 Annual Meeting of Unitholders to be filed no later than April 30, 2013.

Item 11.	Executive Compensation.

Information required to be set forth in Item 11. Executive Compensation, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2013 Annual Meeting of Unitholders to be filed no later than April 30, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Information required to be set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2013 Annual Meeting of Unitholders to be filed no later than April 30, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be set forth in Item 13. Certain Relationships and Related Transactions, and Director Independence, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2013 Annual Meeting of Unitholders to be filed no later than April 30, 2013.

Item 14.	Principal Accounting Fees and Services.

Information required to be set forth in Item 14. Principal Accountant Fees and Services, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2013 Annual Meeting of Unitholders to be filed no later than April 30, 2013.

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

2.1
Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 1.1 of the registrant's Current Report on Form 8-K filed on August 10, 2012)

2.2
Membership Interest Contribution Agreement, by and among (i) CC Energy II L.L.C., Crow Creek Energy II L.L.C. and Crow Creek Operating Company II L.L.C., (ii) Natural Gas Partners VIII, L.P. and the other contributors party thereto and (iii) Eagle Rock Energy Partners, L.P., dated as of April 12, 2011 (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on From 8-K filed on April 13, 2011)

3.1
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.2
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.3
Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed with the Commission on May 25, 2010)

3.4	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750))

3.5	Certificate of Limited Partnership of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.3 of the registrant's registration statement on Form S-1 (File No. 333-134750))

3.6	Limited Partnership Agreement of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.7	Certificate of Formation of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.5 of the registrant's registration statement on Form S-1 (File No. 333-134750))

4.1
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Partnership's Form S-4 filed with the Commission on November 9, 2012)

4.2
First Supplemental Indenture dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2011)

4.3
Indenture dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.4
Registration Rights Agreement dated as of July 13, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

4.5
Registration Rights Agreement dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Partnership's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.6
Registration Rights Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Commission on May 3, 2011)

4.7
Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P.) (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on May 25, 2010)

10.1
First Amendment to Amended and Restated Credit Agreement by and between Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated December 28, 2012 (incorporated by reference to the registrant's current report on Form 8-K filed on December 31, 2012).

10.2
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

10.3
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

10.5**
Administrative Services Agreement, dated as of July 30, 2010, between Eagle Rock Energy Partners, L.P. and Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on July 30, 2010)

10.6**
Voting Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed with the Commission on May 3, 2011)

Exhibit Number	Description

10.7
Contribution Agreement, dated May 24, 2010, by and among the Partnership, Eagle Rock Holdings, L.P. and Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on May 25, 2010)

10.8
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 2, 2012)

10.9
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services, L.P. (successor to ONEOK Texas Field Services, L.P.) dated April 6, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 12, 2012)

10.10
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P, and Eagle Rock Field Services, L.P. (incorporated by reference to Exhibit 10.1 of the registrants current report on Form 8-K filed with the Commission on August 23, 2011)

10.11†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services L.P. (successor to ONEOK Texas Field Services, L.P.) dated December 3, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on December 9, 2010)

10.12
Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and ONEOK Texas Field Services, L.P. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.5 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.13
Gas Sales and Purchase Agreement between MC Panhandle, Inc. (Chesapeake Energy Marketing Inc.) and MidCon Gas Services Corp. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.6 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.14
Amendment to Brookeland Gas Facilities Gas Gathering and Processing Agreement by and between Anadarko E&P Company LP and Eagle Rock Operating, L.P. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2012)

10.15
Brookeland Gas Facilities Gas Gathering and Processing Agreement between Union Pacific Resources Company (Anadarko E&P Company LP) and Sonat Exploration Company (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.16
Gas Purchase Contract between Warren Petroleum Company (Eagle Rock Field Services, L.P.) and Wallace Oil & Gas, Inc. (Cimarex Energy Co.) (incorporated by reference to Exhibit 10.10 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.17
Base Contract for Sale and Purchase of Natural Gas between Eagle Rock Field Services, L.P. and Odyssey Energy Services, LLC (incorporated by reference to Exhibit 10.13 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.18**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.19**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.20**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.21**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Joseph Schimelpfening dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.22**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.23***	Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert Hallett dated May 1, 2012

10.24**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.25**
Form of Supplemental Indemnification Agreement among Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on December 30, 2009)

10.26**	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on July 28, 2010)

10.27**	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed on July 28, 2010)

10.28**
Amended and Restated Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan dated September 17, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on September 17, 2010)

10.29**
Form of Restricted Unit Agreement for Non-Employee Directors Under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's current report on Form 8-K filed on July 30, 2010)

10.30**
Form of Restricted Unit Agreement for Officers under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed on December 30, 2009)

Exhibit Number	Description

10.31**†	Eagle Rock Energy G&P, LLC 2013 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 11, 2013)

10.32**†	Eagle Rock Energy G&P, LLC 2012 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 10, 2012)

10.33**
Amendments to certain company performance goals under the Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.34**†	Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 14, 2011)

10.35**†
Eagle Rock Energy G&P, LLC 2010 Short Term Incentive Bonus Plan approved and adopted on December 30, 2009 (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed with the Commission on December 30, 2009)

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers posted on the Company’s website at www.eaglerockenergy.com.

21.1*	List of Subsidiaries of Eagle Rock Energy Partners, L.P.

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

23.3*	Consent of Cawley, Gillespie & Associates, Inc.

31.1***	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. MILLS Joseph A. Mills	Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ JEFFREY P. WOOD Jeffrey P. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ PEGGY A. HEEG Peggy A. Heeg	Director	February 28, 2013

/s/ CHRISTOPHER D. RAY Christopher D. Ray	Director	February 28, 2013

/s/ WILLIAM J. QUINN William J. Quinn	Director	February 28, 2013

/s/ PHILIP B. SMITH Philip B. Smith	Director	February 28, 2013

/s/ WILLIAM A. SMITH William A. Smith	Director	February 28, 2013

/s/ DAVID W. HAYES David W. Hayes	Director	February 28, 2013

/s/ WILLIAM K. WHITE William K. White	Director	February 28, 2013

/s/ HERBERT C. WILLIAMSON III Herbert C. Williamson III	Director	February 28, 2013

EAGLE ROCK ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Eagle Rock Energy Partners, L.P. and subsidiaries (collectively, the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of operations, members' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Partnership for the year ended December 31, 2010, were audited by other auditors whose report thereon dated November 14, 2011 expressed an unqualified opinion on those statements, before the adjustments described in Note 14 to the consolidated financial statements.
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
In our opinion, the 2012 and 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
We also have audited the adjustments described in Note 14 that were applied to retrospectively adjust the 2010 consolidated financial statements disclosures for changes made in 2011 to the composition of the Partnership's reportable segments. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2010 consolidated financial statements of the Partnership other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2010 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Rock Energy Partners, L.P.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.
Houston, Texas

We have audited, before the effects of the adjustments to retrospectively apply the change to the consolidated financial statement disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, the consolidated statements of operations, members' equity, and cash flows of Eagle Rock Energy Partners, L.P. and subsidiaries (the “Partnership”) for the year ended December 31, 2010 (the 2010 consolidated financial statements before the effects of the adjustments, discussed in Note 14 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2010 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change to the consolidated financial statement disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, present fairly, in all material respects, the results of the Partnership's operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
November 14, 2011

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
($ in thousands)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25	$877
Accounts receivable (a)	138,732	97,832
Risk management assets	33,340	13,080
Prepayments and other current assets	9,867	13,739
Total current assets	181,964	125,528
PROPERTY, PLANT AND EQUIPMENT — Net	1,968,206	1,763,674
INTANGIBLE ASSETS — Net	111,515	109,702
DEFERRED TAX ASSET	1,656	1,432
RISK MANAGEMENT ASSETS	7,953	24,290
OTHER ASSETS	22,922	21,062
TOTAL	$2,294,216	$2,045,688

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$160,473	$145,985
Accrued liabilities	19,764	12,734
Taxes payable	46	487
Risk management liabilities	1,231	11,649
Total current liabilities	181,514	170,855
LONG-TERM DEBT	1,153,103	779,453
ASSET RETIREMENT OBLIGATIONS	44,814	33,303
DEFERRED TAX LIABILITY	43,000	45,216
RISK MANAGEMENT LIABILITIES	1,700	6,893
OTHER LONG TERM LIABILITIES	1,711	2,621
COMMITMENTS AND CONTINGENCIES (Note 13)
MEMBERS' EQUITY (b)	868,374	1,007,347
TOTAL	$2,294,216	$2,045,688
________________________

(a)	Net of allowance for bad debt of $972 as of December 31, 2012 and $1,347 as of December 31, 2011.

(b)
144,675,751 and 127,606,229 common units were issued and outstanding as of December 31, 2012 and December 31, 2011, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 2,608,035 and 2,560,110 as of December 31, 2012 and December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
($ in thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUE:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$864,884	$977,952	$688,052
Gathering, compression, processing and treating fees	56,831	47,770	50,608
Commodity risk management gains (losses), net	57,894	32,510	(8,786)
Other revenue	4,350	1,676	2,435
Total revenue	983,959	1,059,908	732,309
COSTS AND EXPENSES:
Cost of natural gas, natural gas liquids, condensate and helium	532,719	633,184	468,304
Operations and maintenance	119,828	93,048	76,415
Taxes other than income	19,432	19,148	12,226
General and administrative	69,994	57,891	45,775
Other operating income	—	(2,893)	—
Impairment and other	177,003	16,288	6,666
Depreciation, depletion and amortization	161,045	131,611	106,398
Total costs and expenses	1,080,021	948,277	715,784
OPERATING (LOSS) INCOME	(96,062)	111,631	16,525
OTHER INCOME (EXPENSE):
Interest expense, net	(51,478)	(29,622)	(15,036)
Interest rate risk management losses, net	(4,727)	(11,401)	(27,135)
Other (expense) income, net	(38)	(184)	450
Total other expense	(56,243)	(41,207)	(41,721)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(152,305)	70,424	(25,196)
INCOME TAX BENEFIT	(1,703)	(2,432)	(2,585)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(150,602)	72,856	(22,611)
DISCONTINUED OPERATIONS, NET OF TAX	—	276	17,262
NET (LOSS) INCOME	$(150,602)	$73,132	$(5,349)

 See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Year Ended December 31,
	2012	2011	2010
NET INCOME PER COMMON UNIT—BASIC AND DILUTED:
Income (loss) from Continuing Operations
Common units - Basic	$(1.13)	$0.65	$(0.26)
Common units - Diluted	$(1.13)	$0.61	$(0.26)
Subordinated units - Basic and diluted			$(0.48)
General partner units - Basic and diluted			$(0.39)
Discontinued Operations
Common units - Basic	$—	$—	$0.22
Common units - Diluted	$—	$—	$0.22
Subordinated units - Basic and diluted			$0.22
General partner units - Basic and diluted			$0.22
Net Income (loss)
Common units - Basic	$(1.13)	$0.65	$(0.04)
Common units - Diluted	$(1.13)	$0.62	$(0.04)
Subordinated units - Basic and diluted			$(0.26)
General partner units - Basic and diluted			$(0.17)
Weighted Average Units Outstanding (in thousands)
Common units - Basic	135,609	110,435	68,625
Common units - Diluted	135,609	116,941	68,625
Subordinated units - Basic and diluted			8,163
General partner units - Basic and diluted			488

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(in thousands, except unit amounts)

	General Partner	Number of Common Units	Common Units	Number of Subordinated Units	Subordinated Units	Total
BALANCE — January 1, 2010	$(5,942)	54,203,471	$484,282	20,691,495	$52,058	$530,398
Net income (loss)	734	—	(24,225)	—	18,142	(5,349)
Distributions	(483)	—	(35,869)	—	—	(36,352)
Vesting of restricted units	—	798,301	—	—	—	—
Rights offering	—	21,557,164	53,893	—	—	53,893
Transaction costs from rights offering	—	—	(4,147)	—	—	(4,147)
Exercised warrants	—	891,919	5,351	—	—	5,351
Units issued for acquisitions	—	330,604	2,089	—	—	2,089
Repurchase of common units	—	(181,292)	(1,177)	—	—	(1,177)
Equity based compensation	43	—	4,570	—	794	5,407
Payment of transaction fee to Eagle Rock Holdings, L.P.	—	4,825,211	29,000	—	—	29,000
Cancellation of subordinated units	—	—	70,994	(20,691,495)	(70,994)	—
Acquisition of General Partner	5,648	1,000,000	(5,648)	—	—	—
BALANCE — December 31, 2010	—	83,425,378	579,113	—	—	579,113
Net income	—	—	73,132	—	—	73,132
Distributions	—	—	(74,512)	—	—	(74,512)
Vesting of restricted units	—	608,122	—	—	—	—
Exercised warrants	—	14,957,540	89,745	—	—	89,745
Repurchase of common units	—	(137,985)	(1,401)	—	—	(1,401)
Equity based compensation	—	—	5,145	—	—	5,145
Units issued for acquisitions	—	28,753,174	336,125	—	—	336,125
BALANCE — December 31, 2011	—	127,606,229	1,007,347	—	—	1,007,347
Net loss	—	—	(150,602)	—	—	(150,602)
Distributions	—	—	(119,211)	—	—	(119,211)
Vesting of restricted units	—	1,101,323	—	—	—	—
Exercised warrants	—	5,300,588	31,804	—	—	31,804
Repurchase of common units	—	(286,716)	(2,501)	—	—	(2,501)
Equity based compensation	—	—	9,882	—	—	9,882
Common units issued in equity offering	—	10,954,327	96,173	—	—	96,173
Unit issuance costs for equity offering	—	—	(4,518)	—	—	(4,518)
BALANCE — December 31, 2012	$—	144,675,751	$868,374	—	$—	$868,374

 See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
($ in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(150,602)	$73,132	$(5,349)
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(276)	(17,262)
Depreciation, depletion and amortization	161,045	131,611	106,398
Impairment and other	177,003	16,288	6,666
Amortization of debt issuance costs	3,483	2,415	1,305
Reclassing financing derivative settlements	(14,449)	(6,267)	(1,131)
Equity-based compensation	9,882	5,145	5,407
Loss (gain) on sale of assets	(28)	166	(371)
Other operating income	—	(2,893)	—
Other	(703)	(929)	283
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(39,823)	(5,418)	10,208
Prepayments and other current assets	3,872	(7,976)	292
Risk management activities	(19,534)	(84,753)	(9,195)
Accounts payable	16,087	(2,067)	(3,459)
Accrued liabilities	1,437	1,878	41
Other assets	575	(1,216)	1,058
Other current liabilities	(2,744)	(1,040)	(763)
Net cash provided by operating activities	145,501	117,800	94,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(306,024)	(154,916)	(64,497)
Acquisitions, net of cash acquired	(230,640)	(220,326)	(30,984)
Proceeds from sale of assets	15,398	5,712	171,686
Purchase of intangible assets	(7,404)	(4,406)	(2,660)
Net cash (used in) provided by investing activities	(528,670)	(373,936)	73,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,043,750	964,279	90,617
Repayment of long-term debt	(916,750)	(1,012,779)	(315,000)
Proceeds from senior notes	246,253	297,837	—
Payment of debt issuance costs	(7,132)	(17,466)	—
Proceeds from derivative contracts	14,449	6,267	1,131
Common units issued in equity offerings	96,173	—	—
Issuance costs for equity offerings	(4,518)	—	—
Proceeds from rights offering	—	—	53,893
Exercise of warrants	31,804	89,745	5,351
Payment of transaction costs	—	—	(3,066)
Repurchase of common units	(2,501)	(1,401)	(1,177)
Distributions to members and affiliates	(119,211)	(74,512)	(7,195)
Net cash provided by (used in) financing activities	382,317	251,970	(175,446)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	994	9,194
Investing activities	—	—	(104)
Net cash provided by discontinued operations	—	994	9,090
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(852)	(3,172)	1,317
CASH AND CASH EQUIVALENTS—Beginning of period	877	4,049	2,732
CASH AND CASH EQUIVALENTS—End of period	$25	$877	$4,049

NONCASH INVESTING AND FINANCING ACTIVITIES:
Units issued for acquisitions	$—	$336,125	$2,089
Issuance of common units for transaction fee	$—	$—	$29,000
Investments in property, plant and equipment, not paid	$29,568	$31,374	$10,922
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$45,614	$24,682	$14,272
Cash paid for taxes	$1,085	$1,516	$1,923
See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business—Eagle Rock Energy Partners, L.P. ("Eagle Rock Energy" or the "Partnership") is a growth-oriented limited partnership engaged in (i) the business of gathering, compressing, treating, processing, transporting, marketing and trading natural gas; fractionating, transporting and marketing natural gas liquids ("NGLs"); and crude oil and condensate logistics and marketing (the “Midstream Business”); and (ii) the business of developing and producing interests in oil and natural gas properties (the “Upstream Business”). The Partnership's midstream assets are strategically located in four productive, mature natural gas producing regions; the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico, and its natural gas pipelines gather natural gas from designated points near producing wells and transport these volumes to third-party pipelines, the Partnership's gas processing plants, utilities and industrial consumers. Natural gas transported to the Partnership's gas processing plants, either in the Partnership's pipelines or third party pipelines, is treated to remove contaminants and conditioned or processed into marketable natural gas and NGLs. The Partnership reports its Midstream Business results through three segments: the Texas Panhandle Segment, the East Texas and Other Midstream Segment and the Marketing and Trading Segment.  The Partnership's upstream assets are characterized by long-lived, high-working interest properties with extensive production histories and development opportunities. Its upstream assets are located primarily in South Alabama (where it also operates the associated gathering and processing assets), Texas, Oklahoma and Arkansas. The Partnership reports its Upstream Business through one segment.

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

The following is the activity within the Partnership's allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
($ in thousands)
Balance at beginning of period	$1,347	$4,496	$4,818
Charged to bad debt expense	58	54	(122)
Write-offs/adjustments charged to allowance	(433)	(3,203)	(200)
Balance at end of period	$972	$1,347	$4,496

During the year ended December 31, 2011, the write off charged to the allowance related to the payment the Partnership received related to the sale of its 503(b)(9) claims related to SemGroup, L.P. ("SemGroup"). This amount relates to the non-503(b)(9) claims and the portion of the receivables sold in August 2009 (see Note 20 for further discussion).

Certain Other Concentrations—The Partnership relies on natural gas producers for its Midstream Business's natural gas and natural gas liquid supply, with the top two producers (by segment) accounting for 33% of its natural gas supply in the Texas Panhandle Segment and 27% of its natural gas supply in the East Texas and Other Midstream Segment for the year ended December 31, 2012. While there are numerous natural gas and natural gas liquid producers, and some of these producers are subject to long-term contracts, the Partnership may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. If the Partnership were to lose all or even a portion of the natural gas volumes supplied by these producers and was unable to acquire comparable volumes, the Partnership's results of operations and financial position could be materially adversely affected. These percentages are calculated based on natural gas volumes gathered during the year ended December 31, 2012. For the year ended December 31, 2012, ONEOK, Inc. and Chevron Corporation, the Partnership's largest customers, represented 20% and 13%, respectively, of its total sales revenue (including realized and unrealized gains on commodity derivatives).

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2012 and December 31, 2011, the Partnership had $0.8 million and $1.4 million, respectively, of crude oil finished goods inventory which is recorded as part of Other Current Assets within the audited consolidated balance sheet.

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

Other Assets— As of December 31, 2012, other assets primarily consist of costs associated with debt issuance costs, net of amortization, of $19.5 million; business deposits to various providers and state or regulatory agencies of $2.2 million; and investment in unconsolidated affiliates of $0.9 million. As of December 31, 2011, other assets primarily consist of costs associated with debt issuance costs, net of amortization, of $15.1 million; business deposits to various providers and state or regulatory agencies of $4.9 million; and investment in unconsolidated affiliates of $1.0 million.

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

The Partnership's Upstream Segment recognizes natural gas revenues based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  For the Upstream Segment, as of December 31, 2012, the Partnership had long-term imbalance payables of $0.6 million. For the Upstream Segment, as of December 31, 2011, the Partnership had imbalance receivables of $0.3 million, and it had a long-term payables balance $1.6 million.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of December 31, 2012, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $2.1 million. For the Midstream Business, as of December 31, 2011, the Partnership had imbalance receivables totaling $0.6 million and imbalance payables totaling $0.5 million. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

NOTE 4. ACQUISITIONS

Acquisition of Midstream Assets in the Texas Panhandle

On October 1, 2012, the Partnership completed the acquisition of two of BP America Production Company's ("BP") gas processing facilities, and the associated gathering systems, that are located in the Texas Panhandle (the "newly-acquired Panhandle System"). The aggregate purchase price of the newly-acquired Panhandle System was $230.6 million, which the Partnership funded from borrowings under its revolving credit facility. The results of the operations of the newly-acquired Panhandle System have been included in the consolidated financial statements since the acquisition date. The Partnership incurred $0.5 million of acquisition related expenses, which are included within general and administrative expenses for the year ended December 31, 2012.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Partnership conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

The following presents the preliminary purchase price allocation for the newly-acquired Panhandle System assets, based on preliminary estimates of fair value (in thousands):

Current assets	$870
Property, plant, and equipment	206,840
Rights-of-way and easements	27,232
Current liabilities	(1,652)
Asset retirement obligations	(2,650)
$230,640
The fair value measurements of assets acquired and liabilites assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and natural gas properties and asset retirement obligation were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of property, plant and equipment include estimates of: (i) replacement costs; (ii) useful and remaining lives; (iii) physical deterioration; and (iv) functional and technical obsolescence. These inputs require significant judgments and estimates by the Partnership's management at the time of the valuation and are the most sensitive and subject to change.
Pro forma data for the years ended December 31, 2012 and 2011 has been deemed to be impracticable as BP did not separately manage its gathering and processing facilities with the activities of the acquired assets being integrated (financially and operationally) within its exploration and production segment. The amounts of newly-acquired Panhandle System's revenue and net income included within the Partnership's audited consolidated statement of operations for the year ended December 31, 2012 are as follows.

	Revenue	Net Income
	($ in thousands)
Actual from October 1, 2012 to December 31, 2012	$81,013	$5,057
Acquisition of CC Energy II L.L.C.

On May 3, 2011, the Partnership completed the acquisition (the "Mid-Continent Acquisition") of all of the outstanding membership interests of CC Energy II L.L.C (together with its subsidiaries, "Crow Creek Energy"), a portfolio company of Natural Gas Partners, VIII, L.P. ("NGP VIII"). Crow Creek Energy has oil and natural gas properties located in multiple basins across Oklahoma, north Texas and Arkansas (the "Mid-Continent" properties) and provides the Partnership with an extensive inventory of low-risk development prospects in established plays such as the Golden Trend field and developing plays such as the Cana Shale. The aggregate purchase price has been calculated as follows (in thousands, except unit and per unit amounts):

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
This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Partnership conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.

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
$563,708
The fair value measurements of assets acquired and liabilites assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and natural gas properties and asset retirement obligation were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimate of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership's management at the time of the valuation and are the most sensitive and subject to change.
The amounts of Crow Creek Energy's revenue and net income included within the Partnership's audited consolidated statement of operations for the year ended December 31, 2011, and the pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net Income	Net Income Per Diluted Common Unit
	($ in thousands)
Actual from May 3, 2011 to December 31, 2011	$68,168	$29,835
Supplemental pro forma from January 1, 2011 to December 31, 2011	$1,080,964	$78,591	$0.62
Supplemental pro forma from January 1, 2010 to December 31, 2010	$823,835	$40,426	$0.40

NOTE 5. PROPERTY PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	December 31, 2012	December 31, 2011
	($ in thousands)
Land	$2,876	$2,607
Plant	444,023	290,460
Gathering and pipeline	753,009	681,227
Equipment and machinery	39,889	31,720
Vehicles and transportation equipment	4,021	4,169
Office equipment, furniture, and fixtures	1,285	1,318
Computer equipment	11,431	9,539
Linefill	4,328	4,324
Proved properties	1,213,622	1,050,872
Unproved properties	31,823	91,363
Construction in progress	60,870	56,588
	2,567,177	2,224,187
Less: accumulated depreciation, depletion and amortization	(598,971)	(460,513)
Net property plant and equipment	$1,968,206	$1,763,674

The following table sets forth the total depreciation, depletion, capitalized interest costs and impairment expense by type of asset within the Partnership's audited consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Depreciation	$61,390	$54,606	$54,183
Depletion	$88,413	$65,380	$30,023

Capitalized interest costs	$1,311	$451	$416

Impairment expense:
Proved properties (a)	$38,943	$11,239	$104
Unproved properties (b)	$785	$489	$3,432
Plant assets (c)	$57,527	$4,560	$576
Pipeline assets (c)	$52,537	$—	$2,006
__________________________________

(a)
During the year ended December 31, 2012, the Partnership incurred impairment charges in its Upstream Business related to its proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing high operating costs associated with gas compression. During the year ended December 31, 2011, the Partnership incurred impairment charges in its Upstream Business related to certain proved properties in the Jourdanton Field in South Texas, which included plans for five future drilling locations that the Partnership has determined not to pursue due to the current natural gas price environment.

(b)
During the year ended December 31, 2012, the Partnership incurred impairment charges in its Upstream Business related to certain unproved property leaseholds expected to expire undrilled in 2013. During the year ended December 31, 2011, the Partnership incurred impairment charges related to certain drilling locations in its unproved properties which the Partnership no longer intends to develop based on the performance of offsetting wells. During the year ended December 31, 2010, the Partnership incurred impairment charges related to unproved properties related to certain fields in its unproved properties which we determined are not technologically feasible to develop.

(c)
During the year ended December 31, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain plants and pipelines in its East Texas and Other Midstream Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment (ii) the loss of significant gathering contracts on its Panola and other systems and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Isaac in August 2012. The value of assets for both the Panola system and the Yscloskey plant have been fully written down. During the year ended December 31, 2011, the Partnership recorded an impairment charge in its Texas Panhandle Segment to fully write-down its idle Turkey Creek plant. In 2010, the Partnership recorded impairment charges related to its Midstream Business due to the notification during the second quarter 2010 that a significant gathering contract in the South Texas region within its East Texas and Other Midstream Segment was terminated.

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2012	2011	2010
	($ in thousands)
Asset retirement obligations—January 1	$33,303	$24,711	$19,829
Additional liabilities	1,721	159	1,019
Liabilities settled	(2,755)	(465)	(1,175)
Revision to liabilities	11,471	2,339	2,582
Additional liability related to acquisitions	2,650	4,413	663
Accretion expense	2,365	2,146	1,793
Asset retirement obligations—December 31 (a)	$48,755	$33,303	$24,711

_____________________________________
(a)    As of December 31, 2012, $3.9 million were included within accrued liabilities in the Consolidated Balance Sheets.

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. The amortization period for the Partnership's rights-of-way and easements is 20 years. The amortization period for contracts ranges from 5 to 20 years.  Intangible assets consisted of the following:

	December 31, 2012	December 31, 2011
	($ in thousands)
Rights-of-way and easements—at cost	$127,375	$99,143
Less: accumulated amortization	(29,959)	(25,570)
Contracts	38,009	62,886
Less: accumulated amortization	(23,910)	(26,757)
Net intangible assets	$111,515	$109,702

The following table sets forth the total amortization and impairment expense by type of intangible assets within the Partnership's audited consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Amortization	$11,205	$11,588	$22,192

Impairment expense:
Rights-of-way (a) (b)	$5,266	$—	$548
Contracts (a)	$16,384	$—	$—
_____________________________________

(a)
During the year ended December 31, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain rights-of-way and contracts in its East Texas and Other Midstream Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activities due to the continued decline in natural gas prices during the first three months of 2012 and (ii) the termination of significant gathering contracts on its Panola system during the year ended December 31, 2012. The value of the contracts and rights-of-way related to the Panola system have been fully written down.

(b)
During the year ended December 31, 2010, the Partnership incurred impairment charges due to the notification during the second quarter 2010 that a significant gathering contract in the South Texas region within its East Texas and Other Midstream Segment was terminated.

Estimated future amortization expense related to the intangible assets at December 31, 2012, is as follows (in thousands):

Year ending December 31,
2013	$9,615
2014	$7,551
2015	$7,551
2016	$7,551
2017	$7,550
Thereafter	$71,697

NOTE 8. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
	($ in thousands)
Revolving credit facility:	$608,500	$481,500
Senior notes:
8.375% senior notes due 2019	550,000	300,000
Unamortized bond discount	(5,397)	(2,047)
Total senior notes	544,603	297,953
Total long-term debt	$1,153,103	$779,453

Revolving Credit Facility

On June 22, 2011, the Partnership entered into an Amended and Restated Credit Agreement, as amended on December 28, 2012 (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative and documentation agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and the other lenders who are parties to the Credit Agreement. The Credit Agreement amended and restated the Partnership’s prior $880 million Credit Agreement (the “Prior Credit Agreement”). Upon the effectiveness of the Credit Agreement, all commitments of the lenders party to the Prior Credit Agreement were terminated and all loans and other indebtedness of the Partnership under the Prior Credit Agreement were renewed and extended, inclusive of new lender commitments, on the terms and conditions of the Credit Agreement. The Credit Agreement matures on June 22, 2016.

The initial borrowings under the Credit Agreement were used to repay in full the borrowings under the Prior Credit Agreement and to pay fees and expenses incurred in connection with the Credit Agreement. Also, in connection with the Credit Agreement, the Partnership incurred debt issuance costs of $9.8 million and recorded a charge of $0.4 million to write off a portion of the unamortized debt issuance costs related to the Prior Credit Agreement. As of December 31, 2012, the Partnership had unamortized debt issuance costs of $7.4 million.
On December 28, 2012, the Partnership received increased commitments from its lending group under the Credit Agreement. Aggregate commitments increased from $675 million to $820 million. The Partnership has the option to request further increases in commitments, subject to the terms and conditions of the Credit Agreement, up to an aggregate total amount of $1.2 billion. Availability under the credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. The upstream component of the borrowing base is determined semi-annually as an amount equal to the loan value of the proved oil and gas reserves of the Partnership and its subsidiaries as determined by the lenders party to the Credit Agreement. The midstream component of the borrowing base is determined quarterly as an amount equal to the lesser of (i) 55% of the total borrowing base (subject to increase for certain periods following certain material acquisitions up to 60% of the total borrowing base) and (ii) 3.75 times Consolidated EBITDA (as defined in the Credit Agreement) attributable to the midstream assets of the Partnership and its subsidiaries for the trailing four fiscal quarters. Pro forma adjustments to each component of the borrowing base, and thus total availability under the credit facility, are made upon the occurrence of certain events including material acquisitions and dispositions. Availability under the Credit Agreement is based on the lower of the current borrowing base and the total commitments. As of December 31, 2012, the Partnership had approximately $192.5 million of availability under the credit facility. The Partnership currently pays a 0.45% commitment fee (based on the Partnership's borrowing base utilization percentage) per year on the difference between total commitments and the amount drawn under the credit facility.
Concurrent with the increase in commitments on December 28, 2012, the Partnership and its lending group agreed to amend the Credit Agreement to: (i) allow for a temporary step-up in the Total Leverage Ratio from 4.50x to 4.75x through the third quarter of 2013; (ii) institute a new Senior Secured Leverage Ratio of 2.85x through the third quarter of 2013; and (iii) increase the amount of permitted "other Investments" as defined in the Credit Agreement.
The Credit Agreement includes a sub-limit for the issuance of standby letters of credit for a total of $150.0 million. As of December 31, 2012, the Partnership had $19.1 million of outstanding letters of credit.
At the Partnership's election, interest will accrue on the credit facility at either LIBOR plus a margin ranging from 1.75% to 2.75% (currently 2.25% per annum based on the Partnership's borrowing base utilization percentage) or the base rate plus a margin ranging from 0.75% to 1.75% (currently 1.25% per annum based on the Partnership's borrowing base utilization percentage). The applicable margin is determined based on the utilization of the then existing borrowing base. The borrowings under the Credit Agreement may be prepaid, without any premium or penalty, at any time. The base rate is generally the highest of the federal funds rate plus 0.5%, the prime rate as announced from time to time by the Administrative Agent, or daily LIBOR for a term of one month plus 1.0%. As of December 31, 2012, the weighted average interest rate (excluding the impact of interest rate swaps) on the Partnership's outstanding debt under its revolving credit facility was 2.47%.
The obligations under the Credit Agreement are secured by first priority liens on substantially all of the Partnership’s (and its material subsidiaries') material assets, including a pledge of all of the equity interests of each of the Partnership’s material subsidiaries.
The Credit Agreement requires the Partnership and certain of its subsidiaries to make certain representations and warranties that are customary for credit facilities of this type. The Credit Agreement also contains affirmative and negative covenants that are customary for credit facilities of this type, including compliance with financial covenants. The financial covenants prohibit the Partnership from:

•
Permitting, as of any fiscal quarter-end, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending with such fiscal quarter to Consolidated Interest Expense (as defined in the Credit Agreement) for such four fiscal quarter period (the "Interest Coverage Ratio") to be no less than 2.50 to 1.00. The Interest Coverage Ratio was 4.0 to 1.0 as of December 31, 2012;

•
Permitting, as of any fiscal quarter-end, the ratio of Total Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA for the four fiscal quarter period ending with such fiscal quarter (the “Total Leverage Ratio”) to be no greater than (i) 4.75 to 1.00 for the fiscal quarters ending December 31, 2012, March 31, 2013, June 30, 2013, or

September 30, 2013 and (ii) 4.50 to 1.00 for any fiscal quarter ending on any other date. The Total Leverage Ratio was 4.4 to 1.00 as of December 31, 2012;

•
Permitting, as of the fiscal quarter-end for the fiscal quarters ending December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013, the ratio of Senior Secured Debt (as defined in the Credit Agreement) to Consolidated EBITDA for the four fiscal quarter period ending with such fiscal quarter (the “Senior Secured Leverage Ratio”) to be no greater than 2.85 to 1.00. The Senior Secured Leverage Ratio was 2.3 to 1.00 as of December 31, 2012; and

•
Permitting the ratio of the Partnership’s consolidated current assets (including availability under the Credit Agreement up to the Loan Limit (as defined within the Credit Agreement), but excluding non-cash assets under the accounting guidance for derivatives) to consolidated current liabilities (excluding non-cash obligations under the accounting guidance for derivatives and current maturities under the Credit Agreement) (the “Current Ratio”) to be no less than 1.00 to 1.00. The Current Ratio was 2.0 to 1.0 as of December 31, 2012.

As of December 31, 2012, the Partnership was in compliance with the financial covenants under the Credit Agreement.
Senior Notes

On May 27, 2011, the Partnership, along with its subsidiary, Eagle Rock Energy Finance Corp. ("Finance Corp"), as co-issuer and certain subsidiary guarantors, issued $300.0 million of senior unsecured notes (the "Senior Notes"), that bear a coupon of 8.375%, through a private placement. The Senior Notes will mature on June 1, 2019, and interest is payable on each June 1 and December 1, commencing December 1, 2011. After the original discount of $2.2 million and excluding related offering expenses, the Partnership received net proceeds of approximately $297.8 million, which were used to repay borrowings outstanding under the Prior Credit Agreement.
On July 13, 2012, the Partnership, along with its subsidiary, Finance Corp, as co-issuer and certain subsidiary guarantors, completed the sale of an additional $250.0 million of 8.375% senior unsecured notes due 2019 through a private placement exempt from the registration requirements of the Securities Act of 1933. After the original issue discount of $3.7 million and excluding related offering expenses, the Partnership received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under its revolving credit facility. This issuance supplemented the Partnership's prior $300.0 million of Senior Notes issued in May 2011, all of which are treated as a single series. As of December 31, 2012, the Partnership had unamortized debt issuance costs of $12.0 million and an unamortized debt discount of $5.4 million, which is recorded as an offset to the principal amount of the Senior Notes.
The Senior Notes are general unsecured senior obligations and rank equally in right of payment with all of the Partnership's existing and future senior indebtedness and rank senior in right of payment to any of the Partnership's future subordinated indebtedness. The Senior Notes are effectively junior in right of payment to all of the Partnership's existing and future secured indebtedness and other obligations, including borrowings outstanding under the Partnership's Credit Agreement, to the extent of the value of the assets securing such indebtedness and other obligations. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Partnership's existing and future subsidiaries, who are referred to as the "subsidiary guarantors," that guarantee the Partnership's credit facility or other indebtedness.
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

Scheduled maturities of long-term debt as of December 31, 2012, were as follows:

Principal Amount
($ in thousands)
2013	$—
2014	—
2015	—
2016	608,500
2017	—
2018 and after	550,000
$1,158,500

NOTE 9. MEMBERS’ EQUITY

At December 31, 2012, there were 144,675,751 common units outstanding. In addition, there were 2,608,035 unvested restricted common units outstanding.

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

On June 1, 2010, the Partnership launched its rights offering to the holders of its common and general partner units as of close of business on May 27, 2010, the record date. Each Right entitled the holder (including holders of Rights acquired during the subscription period) to purchase (i) one common unit and (ii) one warrant to purchase one additional common unit at $6.00 on certain specified days beginning on August 15, 2010 and ending on May 15, 2012. The rights offering expired on June 30, 2010, and the Partnership issued 21,557,164 common units and 21,557,164 warrants on or about July 8, 2010 for gross proceeds of $53.9 million. During the years ended December 31, 2012, 2011 and 2010, 5,300,588, 14,957,540 and 891,919 warrants, respectively, were exercised for an equivalent number of newly issued common units. The final exercise date for the warrants was May 15, 2012, and on that date the remaining unexercised warrants expired. As of December 31, 2011, 5,707,705 warrants were outstanding.

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

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. As of December 31, 2012, 834,327 units had been issued under this program for net proceeds of approximately $7.3 million.

On August 17, 2012, the Partnership closed an underwritten public offering of 10,120,000 common units, which included the full exercise of the underwriters' option to purchase additional common units to cover over-allotments, for net proceeds of approximately $84.3 million.

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes these distributions for the last three years.

Quarter Ended	Distribution per Unit	Record Date**	Payment Date
March 31, 2010*	$0.0250	May 7, 2010	May 14, 2010
June 30, 2010*	$0.0250	August 9, 2010	August 13, 2010
September 30, 2010+	$0.0250	November 8, 2010	November 12, 2010
December 31, 2010+	$0.1500	February 7, 2011	February 14, 2011
March 31, 2011+	$0.1500	May 9, 2011	May 13, 2011
June 30, 2011+	$0.1875	August 5, 2011	August 12, 2011
September 30, 2011+	$0.2000	November 4, 2011	November 14, 2011
December 31, 2011+	$0.2100	February 7, 2012	February 14, 2012
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012+	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012+	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012+	$0.2200	February 7, 2013	February 14, 2013
_____________________________

+
The distribution per unit represents distributions made only on common units, including restricted common units issued under our Long Term Incentive Plan. Since July 30, 2010, the only other class of equity we have outstanding is a non-economic general partner interest.

*	The distribution per unit represents distributions made only on common units (including restricted common units issued under our Long Term Incentive Plan) and general partner units.

**	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

NOTE 10. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and affiliated entities:

	Year Ended December 31,
	2012	2011	2010
Affiliates of NGP:	($ in thousands)
Natural gas purchases from affiliates	$2,713	$6,097	$6,766
Services performed by affiliates	$—	$—	$617
Services performed for affiliates	$—	$—	$18
Payable as of December 31,	$428	$371

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

On May 3, 2011, the Partnership completed the Mid-Continent Acquisition. Due to Crow Creek Energy being a portfolio company of NGP VIII and NGP's ownership interest in the Partnership and Board of Directors representation, the Board of Directors of the general partner of the Partnership's general partner, authorized its Conflicts Committee to review, evaluate, and, if determined appropriate, approve the Mid-Continent Acquisition, due to the potential conflict of interest among the Partnership, the NGP and the Partnership's public unitholders. The Conflicts Committee, consisting of independent directors of the Partnership, determined that the Mid-Continent Acquisition was fair and reasonable to the Partnership and its public unitholders and recommended to the Board of Directors that the transaction be approved and authorized. In determining the consideration for the acquisition of Crow Creek Energy, the Conflicts Committee, with the assistance of a third-party, considered the valuation of the properties involved in the transaction, the valuation of the units to be offered as consideration in the transaction and the cash flows of Crow Creek Energy.

In connection with the closing of the Mid-Continent Acquisition, the Partnership entered into a registration rights agreement ("Registration Rights Agreement") with NGP VIII. The Registration Rights Agreement grants NGP VIII and certain of its affiliates registration rights with respect to the common units acquired pursuant to the Partnership's acquisition of Crow Creek Energy and their outstanding warrants to purchase common units that were previously acquired by NGP VIII and certain of its affiliates in connection with the Partnership's previously completed recapitalization transaction. Pursuant to the Registration Rights Agreement, NGP VIII and certain of its affiliates have the ability to demand that the Partnership register for resale their common units acquired pursuant to the acquisition of Crow Creek Energy and their existing warrants to purchase common units. This registration may be an underwritten offering at the discretion of NGP VIII and certain of its affiliates. NGP VIII and certain of its affiliates may demand up to four such registrations, subject to an increase to up to seven if the registration rights are amended. Additionally, the Registration Rights Agreement provides that NGP VIII and certain of its affiliates have piggyback registration rights in certain circumstances, which would require inclusion of their common units and warrants on registration statements that the Partnership files, subject to certain customer exceptions. There are no limits on the number of times NGP VIII and certain of its affiliates can exercise these piggyback registration rights.

Recapitalization and Related Transactions

In 2010, the Partnership completed a series of transactions (the "Recapitalization and Related Transactions") which simplified its capital structure and provided the Partnership with added financial liquidity. This series of transactions included:

•	the contribution, and resulting cancellation, of the Partnership's incentive distribution rights and subordinated units held by Holdings, which occurred on May 24, 2010 (see Note 9);

•
the sale of all of the Partnership's fee mineral and royalty interests, as well as the Partnership's equity investment in Ivory Working Interests, L.P., (collectively "the Minerals Business") to Black Stone Minerals Company, L.P. The sale was completed on May 24, 2010 (See Note 19);

•	a rights offering, which was launched on June 1, 2010 and expired on June 30, 2010 (See Note 9);

•
an option to capture the value of the controlling interest in the Partnership through (a) acquiring the Partnership's general partner entities from Holdings and immediately thereafter eliminating the Partnership's outstanding general partner units owned by Holdings and (b) reconstituting the Board to allow the Partnership's common unitholders not affiliated with NGP to elect the majority of our directors (the "GP Acquisition Option"). On July 30, 2010, the Partnership completed the GP Acquisition Option, and the Board was expanded to include two additional independent directors who were appointed by the conflicts committee on July 30, 2010 (See Note 9).

NOTE 11. RISK MANAGEMENT ACTIVITIES

Interest Rate Swap Derivative Instruments

To mitigate its interest rate risk, the Partnership enters into various interest rate swaps. These swaps convert the variable-rate term loan into a fixed-rate obligation. The purpose of entering into these swaps is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense.

The following table sets forth certain information regarding the Partnership's various interest rate swaps as of December 31, 2012:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
6/22/2011	6/22/2015	$250,000,000	2.95%

During July 2012, in conjunction with the Partnership's issuance of $250.0 million of Senior Notes (see Note 8), which increased its fixed interest rate exposure, the Partnership terminated $200.0 million notional amount of existing fixed rate interest rate swaps at a cost of $3.9 million.

Commodity Derivative Instruments - Corporate

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

For accounting purposes, the Partnership has not designated any of its commodity derivative instruments as hedges; instead it marks these derivative contracts to fair value (see Note 12).  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to counterparty credit risk. Historically, the Partnership's corporate derivative counterparties have all been participants or affiliates of participants within its revolving credit facility (see Note 8), which is secured by substantially all of the assets of the Partnership. Therefore, the Partnership is not currently required to post any collateral, nor does it require collateral from its counterparties.

The Partnership's commodity derivative counterparties as of December 31, 2012, not including counterparties of its marketing and trading business, included BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs),

ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, Regions Financial Corporation and CITIBANK, N.A.

The following tables set forth certain information regarding the Partnership's commodity derivatives. Within each table, some trades of the same commodities with the same tenors have been aggregated and shown as weighted averages.

Commodity derivatives, as of December 31, 2012, that will mature during the years ended December 31, 2013, 2014 and 2015:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2013
Natural Gas	Costless Collar	3,540,000	$4.84	$5.47
Natural Gas	Swap (Pay Floating/Receive Fixed)	12,170,000	$4.86
Crude Oil	Costless Collar	99,000	$74.85	$104.57
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,110,200	$96.54
Propane	Swap (Pay Floating/Receive Fixed)	25,200,000	$1.23
IsoButane	Swap (Pay Floating/Receive Fixed)	3,578,400	$1.91
Normal Butane	Swap (Pay Floating/Receive Fixed)	4,384,800	$1.82
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	11,400,000	$4.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,040,000	$96.45
Crude Oil	Costless Collar	240,000	$90.00	$106.00
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	6,600,000	$4.09
Crude Oil	Costless Collar	480,000	$90.00	$97.55
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price. The weighted average prices are in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

During July 2012, the Partnership enhanced its commodity derivative portfolio by paying $2.8 million to adjust the strike price from $68.30 to $92.00 (the forward market price at the date of the transaction) per barrel on an existing WTI crude oil swap of 20,000 barrels per month for the last six months of 2012.

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

A commodity-related derivative contract may be designated as a "normal" purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as "normal" the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement. Commodity-related contracts that do not qualify for the normal designation are accounted for as derivatives and are marked-to-market each period.

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

Marketing and Trading commodity derivative instruments, as of December 31, 2012, that will mature during the years ended December 31, 2012 and 2013:

Type	Notional Volumes (MMbtu)
Portion of Contracts Maturing in 2013
Basis Swaps - Purchases	155,000
Index Swap - Purchases	1,705,000
Index Swap - Sales	2,590,000
Swap (Pay Fixed/Receive Floating) - Purchases	232,500
Swap (Pay Floating/Received Fixed) - Sales	1,782,500
Forward purchase contract - index	12,123,675
Forward sales contract - index	9,747,175
Forward purchase contract - fixed price	2,325,000
Forward sales contract - fixed price	852,500

Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales.

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the consolidated balance sheet as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(4,844)	Current liabilities	$(1,201)
Interest rate derivatives - liabilities	Long-term assets	(7,002)	Long-term liabilities	(1,700)
Commodity derivatives - assets	Current assets	39,182	Current liabilities	19
Commodity derivatives - assets	Long-term assets	17,338	Long-term liabilities	—
Commodity derivatives - liabilities	Current assets	(998)	Current liabilities	(49)
Commodity derivatives - liabilities	Long-term assets	(2,383)	Long-term liabilities	—
Total derivatives		$41,293		$(2,931)

	As of December 31, 2011
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(12,678)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(11,331)
Commodity derivatives - assets	Current assets	24,240	Current liabilities	15,357
Commodity derivatives - assets	Long-term assets	26,611	Long-term liabilities	5,217
Commodity derivatives - liabilities	Current assets	(11,160)	Current liabilities	(14,328)
Commodity derivatives - liabilities	Long-term assets	(2,321)	Long-term liabilities	(779)
Total derivatives		$37,370		$(18,542)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's audited consolidated statement of operations (in thousands):

Amount of Gain (Loss) Recognized in Income on Derivatives		Year Ended December 31,
		2012	2011	2010
Interest rate derivatives	Interest rate risk management losses, net	$(4,727)	$(11,401)	$(27,135)
Commodity derivatives	Commodity risk management gains (losses), net	57,894	32,510	(8,786)
Commodity derivatives -trading	Natural gas, natural gas liquids, oil, condensate and sulfur sales	(192)	772	—
	Total	$52,975	$21,881	$(35,921)

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 31, 2012, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and has classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives and natural gas derivatives as Level 2.  In prior periods, the Partnership has classified the inputs to measure its NGL derivatives as Level 3 as the NGL market was considered to be less liquid and thinly traded. As of September 30, 2011, the Partnership concluded that the inputs for its NGL derivatives were considered to be more observable due to the NGL market being more liquid through the term of our contracts and has classified these inputs as Level 2. The following table discloses the fair value of the Partnership's derivative instruments as of December 31, 2012 and 2011:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$19,410	$—	$(1,814)	$17,596
Natural gas derivatives	—	27,340	—	(1,586)	25,754
NGL derivatives	—	9,789	—	—	9,789
Interest rate swaps	$—	$—	$—	$(11,846)	$(11,846)
Total	$—	$56,539	$—	$(15,246)	$41,293

Liabilities:
Crude oil derivatives	$—	$(1,814)	$—	$1,814	$—
Natural gas derivatives	—	(1,616)	—	1,586	(30)
NGL derivatives	—	—	—	—	—
Interest rate swaps	—	(14,747)	—	11,846	(2,901)
Total	$—	$(18,177)	$—	$15,246	$(2,931)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$11,795	$—	$(14,150)	$(2,355)
Natural gas derivatives	—	58,374	—	(17,930)	40,444
NGL derivatives	—	1,256	—	(1,975)	(719)
Total	$—	$71,425	$—	$(34,055)	$37,370

Liabilities:
Crude oil derivatives	$—	$(24,051)	$—	$14,150	$(9,901)
Natural gas derivatives	—	(1,290)	—	17,930	16,640
NGL derivatives	—	(3,247)	—	1,975	(1,272)
Interest rate swaps	—	(24,009)	—	—	(24,009)
Total	$—	$(52,597)	$—	$34,055	$(18,542)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Level 3 NGL derivatives during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net liability beginning balance	$—	$(5,733)	$(14,784)
Settlements	—	15,562	12,358
Total gains or losses (realized and unrealized)	—	(12,784)	(3,307)
Transfers out of Level 3	—	2,955	—
Net liability ending balance	$—	$—	$(5,733)

The Partnership values its Level 3 NGL derivatives using forward curves, interest rate curves, and volatility parameters, when applicable. In addition, the impact of counterparty credit risk is factored into the value of derivative assets, and the Partnership's credit risk is factored into the value of derivative liabilities.

The Partnership recognized losses of $5.7 million in the year ended December 31, 2010, that are attributable to the change in unrealized gains or losses related to those Level 3 assets and liabilities still held at December 31, 2010, which are included in the commodity risk management (losses) gains.

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

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis for the year ended December 31, 2012:

	December 31, 2012	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Proved properties	$21,774	$—	$—	$21,774	$18,883
Plant assets	$6,284	$—	$—	$6,284	$22,639
Pipeline assets	$4,532	$—	$—	$4,532	$43,484
Rights-of-way	$704	$—	$—	$704	$4,538
Contracts	$97	$—	$—	$97	$729

The Partnership calculated the fair value of the impaired assets using discounted cash flow analysis to determine the excess of the asset's carrying value over its fair value. Significant inputs to the valuation of fair value of the proved properties included estimates of (i) reserves, (ii) future operating and development costs (ii) forward commodity prices and (iii) a discount rate reflective of the Partnership's cost of capital. Significant inputs to the valuation of fair value of plant, pipeline and intangible assets include estimates of (i) future cash flows, including revenue, expenses and capital expenditures, (ii) timing of cash flows, (iii) forward commodity prices, adjusted for location differentials and (iv) a discount rate reflective of the Partnership's cost of capital. For the other assets impaired by the partnership during the year ended December 31, 2012, the assets were fully written down and are thus not included in the table above. See Notes 5 and 7 for a further discussion of the impairment charges.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

As of December 31, 2012, the outstanding debt associated with the Credit Agreement bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The outstanding debt associated with the Senior Notes bears interest at a fixed rate; based on the market price of the Senior Notes as of December 31, 2012, the Partnership estimates that the fair value of the Senior Notes is $561.0 million compared to a carrying value of $544.6 million. Fair value of the senior notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership had no accruals as of December 31, 2012 and 2011 related to legal matters, and current lawsuits are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Partnership has been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against the Partnership in these two indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification.

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

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At December 31, 2012 and 2011, the Partnership had accrued approximately $2.8 million and $3.2 million, respectively, for environmental matters.

In July 2012, the Alabama Department of Environmental Management (“ADEM”) notified one of the Partnership's subsidiaries that ADEM had made a determination that alleged violations warrant enforcement action and determined that the alleged violations are appropriate for resolution by Consent Order and proposed the terms of a to-be-mutually agreed-upon Consent Order (“Proposed Consent Order”).  Such notification and the Proposed Consent Order are the result of findings made by ADEM relating to the Partnership's subsidiary's Flomaton/Fanny Church Oil and Gas Production and Treating Facility. The Proposed Consent Order primarily related to allegations of emissions in excess of those allowed by the production rate.  Prior to receiving the Proposed Consent Order, the Partnership self-reported its emission rates and worked with ADEM to complete a series of quality improvement plans to address the causes of the alleged violations. On November 20, 2012, the Partnership executed a revised consent order that became effective on January 11, 2013. The order provides for a civil penalty of $80,000, which was paid on January 31, 2013.

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

The retained revenue interests affect the Partnership's interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama. With respect to the Partnership's Flomaton and Fanny Church fields, these retained revenue interests are in effect for any calendar year in which the Partnership surpasses certain average net production rates. The Partnership did not surpass such rates in 2012 and does not anticipate doing so in 2013. With respect to the Partnership's Big Escambia Creek field, the retained revenue interest commenced in 2010 and continues through the end of 2019.

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $8.9 million, $7.8 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term. At December 31, 2012, commitments under long-term non-cancelable operating leases for the next five years are as follows (in thousands):

Year ending December 31,
2013	$5,675
2014	$5,988
2015	$3,498
2016	$3,098
2017	$2,838

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

(iii)    Midstream—Marketing and Trading Segment:
crude oil and condensate logistics and marketing in the Texas Panhandle and Alabama; and natural gas marketing and trading;

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

The Partnership's CODM currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership's reportable segments is shown in the following tables:

Year Ended December 31, 2012	Texas Panhandle Segment		East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$362,902	(c)	$156,529	$256,772	$776,203	$149,862	$57,894	(a)	$983,959
Intersegment sales	105,759		39,099	(154,992)	(10,134)	53,343	(43,209)		—
Cost of natural gas and natural gas liquids	332,792		147,493	52,434	532,719	—	—		532,719
Intersegment cost of natural gas, oil and condensate	83		—	44,317	44,400	—	(44,400)		—
Operating costs and other expenses	60,884		21,762	2	82,648	56,612	69,994		209,254
Intersegment operations and maintenance	—		—	—	—	122	(122)		—
Depreciation, depletion, amortization	44,451		25,771	273	70,495	88,777	1,773		161,045
Impairment	$—		$131,714	$—	$131,714	$45,289	$—		$177,003
Operating income (loss) from continuing operations	$30,451		$(131,112)	$4,754	$(95,907)	$12,405	$(12,560)		$(96,062)
Capital Expenditures	$131,928		$9,328	$5,489	$146,745	$160,330	$3,645		$310,720
Segment Assets	$922,281		$250,916	$43,417	$1,216,614	$1,018,927	$58,675	(b)	$2,294,216

Year Ended December 31, 2011	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment		Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$395,991	$274,361	$200,939	$871,291	$156,107	(d)	$32,510	(a)	$1,059,908
Intersegment sales	60,237	16,654	(82,378)	(5,487)	48,203		(42,716)		—
Cost of natural gas and natural gas liquids	327,775	231,642	73,767	633,184	—		—		633,184
Intersegment cost of natural gas,oil and condensate	—	—	41,382	41,382	—		(41,382)		—
Operating costs and other expenses	41,749	22,790	—	64,539	47,657		54,998		167,194
Intersegment operations and maintenance	—	—	—	—	66		(66)		—
Depreciation, depletion, amortization	37,034	27,629	—	64,663	65,531		1,417		131,611
Impairment	4,560	—	—	4,560	11,728		—		16,288
Operating income (loss) from continuing operations	$45,110	$8,954	$3,412	$57,476	$79,328		$(25,173)		$111,631
Capital Expenditures	$71,351	$10,860	$2,205	$84,416	$92,660		$2,132		$179,208
Segment Assets	$599,688	$374,030	$40,173	$1,013,891	$979,331		$52,466	(b)	$2,045,688

Year Ended December 31, 2010	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment		Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$346,571	$294,188	$11,664	$652,423	$88,672	(d)	$(8,786)	(a)	$732,309
Intersegment sales	—	—	—	—	6,063		(6,063)		—
Cost of natural gas and natural gas liquids	231,880	230,837	5,587	468,304	—		—		468,304
Intersegment cost of natural gas, oil and condensate	—	—	5,587	5,587	—		(5,587)		—
Operating costs and other expenses	35,013	20,885	19	55,917	32,724	(e)	45,775		134,416
Intersegment operations and maintenance	—	—	—	—	47		(47)		—
Depreciation, depletion, amortization	45,876	28,548	—	74,424	30,424		1,550		106,398
Impairment	—	3,130	—	3,130	3,536		—		6,666
Operating income (loss) from continuing operations	$33,802	$10,788	$471	$45,061	$28,004		$(56,540)		$16,525
Capital Expenditures	$29,282	$16,026	$—	$45,308	$26,772		$1,609		$73,689
Segment Assets	$559,405	$409,076	$7,236	$975,717	$359,474		$14,206	(b)	$1,349,397
______________________________

(a)	Represents results of the Partnership's commodity risk management activity.

(b)	Includes elimination of intersegment transactions.

(c)
Sales to external customers in the Texas Panhandle Segment for the year ended December 31, 2012, includes $2.9 million of business interruption insurance recovery related to damage sustained by the Partnership's Cargray processing facility due to severe winter weather in 2011, which is recognized as part of Other Revenue in the consolidated statements of operations.

(d)
Sales to external customers for the years ended December 31, 2011 and 2010 includes $2.0 million and $3.0 million, respectively, of business interruption insurance recovery related to the shutdown of the Eustace plant in 2010 in the Upstream Segment, which is recognized as part of Other revenue in the consolidated statement of operations.

(e)	Includes costs to dispose of sulfur in the Upstream Segment of $0.7 million for the year ended December 31, 2010.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Partnership offers a defined contribution benefit plan to its employees. For the three years ended December 31, 2012, the plan provided for a dollar for dollar matching contribution by the Partnership of up to 4% of an employee's contribution and 50% of additional contributions up to an additional 2%. Additionally, the Partnership may, at its sole discretion and election, contribute up to 6% of a participating employee's base salary annually, subject to vesting requirements. Expenses under the plan for the years ended December 31, 2012, 2011 and 2010 were approximately $1.8 million, $1.0 million and $1.0 million, respectively.

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

The Partnership's federal and state income tax provision is summarized below (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal	$621	$1,092	$236
State	18	61	(240)
Total current provision	639	1,153	(4)
Deferred:
Federal	(2,776)	(3,862)	(2,204)
State	434	277	513
Total deferred	(2,342)	(3,585)	(1,691)
Total (benefit) provision for income taxes	(1,703)	(2,432)	(1,695)
Income taxes from discontinued operations	—	—	(890)
Total (benefit) provision for income taxes on continuing operations	$(1,703)	(2,432)	(2,585)

The effective rates for the years ended December 31, 2012, 2011 and 2010 are shown in the table below.  For 2011, the effective tax rate is attributable to the state and federal taxes being applied to their book income. In 2012 and 2010, the federal and state based income taxes were applied against book losses which resulted in effective tax rates of 1.1% and 10.3%, respectively.   A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Pre-tax net book income (loss) from continuing operations	(152,305)	70,424	(25,196)
State income tax current and deferred	452	338	(617)
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	(2,155)	(2,232)	(1,498)
Tax attributes used	—	(538)	(470)
(Benefit) provision for income taxes from continuing operations	$(1,703)	$(2,432)	$(2,585)
Effective income tax rate on continuing operations	1.1%	(3.5)%	10.3%

Significant components of deferred tax liabilities and deferred tax assets as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred Tax Assets:
Statutory depletion carryover	$1,599	$1,372
AMT credit carryforward	57	60
Total Deferred Tax Assets	1,656	1,432

Deferred Tax Liabilities:
Property, plant, equipment & amortizable assets	(6,585)	(6,395)
Unrealized hedging transactions	(271)	(126)
Book/tax differences from partnership investment	(36,144)	(38,695)
Total Deferred Tax Liabilities	(43,000)	(45,216)
Total Net Deferred Tax Liabilities	(41,344)	(43,784)
Current portion of total net deferred tax liabilities	—	—
Long-term portion of total net deferred tax liabilities	$(41,344)	$(43,784)

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2012, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. The AMT credit carryforward presented above does not have an expiration date.

The Partnership adopted authoritative guidance related to accounting for uncertainty in income taxes on January 1, 2007.  The Partnership has taken a position which is deemed to be “more likely than not” to be upheld upon review, if any, with respect to the deductibility of certain costs for the purpose of its franchise tax liability on a state franchise return.   The Partnership has recorded a provision for the portion of this tax liability equal to the probability of recognition. In addition, the Partnership has accrued interest and penalties associated with these liabilities and has recorded these amounts within its state deferred income tax expense. The amount stated below relates to the tax returns filed for 2012, 2011 and 2010, which are still open under current statute.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits (liabilities) is as follows (in thousands):

	2012	2011	2010
Balance at beginning of period	$(735)	$(569)	$(267)
Increases related to current year tax positions	(53)	(132)	(302)
Increases related to tax interest and penalties	(42)	(34)	—
Balance at end of period	$(830)	$(735)	$(569)

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

The restricted units granted are valued at the market price as of the date issued. The weighted average fair value of the units granted during the years ended December 31, 2012, 2011 and 2010 was $9.50, $10.13 and $6.60, respectively. The awards generally vest over three years on the basis of one third of the award each year. The Partnership recognizes compensation expense on a straight-line basis over the requisite service period for the restricted unit grants. During the restriction period, distributions associated with the granted awards will be distributed to the awardees.

A summary of the restricted common units’ activity for the year ended December 31, 2012 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2011	2,560,110	$8.71
Granted	1,383,480	$9.50
Vested	(1,101,323)	$7.98
Forfeited	(234,232)	$9.35
Outstanding at December 31, 2012	2,608,035	$9.38

For the years ended December 31, 2012, 2011 and 2010, non-cash compensation expense of approximately $9.9 million, $5.1 million and $5.4 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the consolidated statements of operations.

As of December 31, 2012, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $18.7 million. The remaining expense is to be recognized over a weighted average of 2.0 years.

In connection with the vesting of certain restricted units during the years ended December 31, 2012, 2011 and 2010, 286,716, 137,985 and 181,292, respectively, of the newly-vested common units were cancelled by the Partnership in satisfaction of $2.5 million, $1.4 million and $1.2 million, respectively, of minimum employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

In addition to equity awards under the LTIP, Eagle Rock Holdings, L.P. (“Holdings”), which is controlled by NGP, granted, from time to time, equity in Holdings to certain employees working on behalf of the Partnership, some of which are named executive officers. During the year ended December 31, 2010, Holdings granted 40,000, “Tier I” incentive interests to certain Eagle Rock Energy employees. The Partnership recorded a portion of the value of the incentive units as compensation expense in the Partnership's Consolidated Statements of Operations. This allocation is based on management's estimation of the total value of the incentive unit grant and of the grantees' portion of time dedicated to the Partnership. The Partnership recorded non-cash compensation expense of $0.1 million based on management's estimates related to the Tier I incentive unit grants made by Holdings during the year ended December 31, 2010.

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

As of December 31, 2012, 2011 and 2010, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units will be considered in the diluted weighted average common unit outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number.

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

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic	135,609	110,435	68,625
Effect of Dilutive Securities:
Warrants	—	5,727	—
Restricted Units	—	779	—
Common units - Diluted	135,609	116,941	68,625
Subordinated units - Basic and Diluted			8,163
General partner units - Basic and Diluted			488

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

The following table presents the Partnership's basic income per unit for the year ended December 31, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	$(150,602)
Distributions	124,235	$121,504	$2,731
Assumed loss from continuing operations after distribution to be allocated	(274,837)	(274,837)	—
Assumed net (loss) income to be allocated	$(150,602)	$(153,333)	$2,731

Basic and diluted loss per unit		$(1.13)

The following table presents the Partnership's basic and diluted income per unit for the year ended December 31, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Income from continuing operations	$72,856
Distributions	89,062	$87,525	$1,537
Assumed loss from continuing operations after distribution to be allocated	(16,206)	(16,206)	—
Assumed allocation of income from continuing operations	72,856	71,319	1,537
Discontinued operations, net of tax	276	276	—
Assumed net income to be allocated	$73,132	$71,595	$1,537

Basic income from continuing operations per unit		$0.65
Basic discontinued operations per unit		$—
Basic income per unit		$0.65

Diluted income from continuing operations per unit		$0.61
Diluted discontinued operations per unit		$—
Diluted income per unit		$0.62

The following table presents the Partnership's basic and diluted income per unit for the year ended December 31, 2010:

	Total	Common Units	Restricted Common Units	Subordinated Units	General Partner Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(22,611)
Distributions	14,943	$14,658	$243	$—	$42
Assumed loss from continuing operations after distribution to be allocated	(37,554)	(32,788)	(633)	(3,901)	(232)
Assumed allocation of loss from continuing operations	(22,611)	(18,130)	(390)	(3,901)	(190)
Discontinued operations, net of tax	17,262	15,071	291	1,793	107
Assumed net loss to be allocated	$(5,349)	$(3,059)	$(99)	$(2,108)	$(83)

Basic and diluted loss from continuing operations per unit		$(0.26)		$(0.48)	$(0.39)
Basic and diluted discontinued operations per unit		$0.22		$0.22	$0.22
Basic and diluted loss per unit		$(0.04)		$(0.26)	$(0.17)

NOTE 19.   DIVESTITURE RELATED ACTIVITIES

The following table represents activity from divestiture related activities for the years ended December 31, 2012, 2011 and 2010:

	Barnett Shale (a)	Wildhorse System (b)	Minerals Business (c)	Producer Services (d)
($ in thousands)
Year Ended December 31, 2012:
Loss from the sale	$(4,460)	$—	$—	$—
Proceeds from sale	$14,841	$—	$—	$—
Year Ended December 31, 2011:
Revenues	$—	$6,859	$—	$—
Income (loss) from Operations	$—	$548	$—	$—
Discontinued operations, net of tax	$—	$(180)	$456	$—
Loss from the sale (e)	$—	$(718)	$—	$—
Proceeds from sale	$—	$5,712	$—	$—
Year Ended December 31, 2010:
Revenues	$—	$26,086	$8,912	$77
(Loss) income from Operations	$—	$(25,905)	$5,450	$77
Discontinued operations, net of tax	$—	$(25,858)	$43,043	$77
Gain from the sale (e)	$—	$—	$37,680	$—
Proceeds from sale	$—	$—	$171,631	$—
As of December 31, 2011:
Assets and Liabilities Held for Sale (f):
Proved properties	$38,446
Unproved properties	$4,036
Asset retirement obligation	$(453)
_____________________________

(a)
On December 20, 2012, the Partnership sold its Barnett Shale properties (which was accounted for in its Upstream Segment). In 2012, the Partnership incurred a loss from sale which is included within impairment expense in the Consolidated Statement of Operations.

(b)
On May 20, 2011, the Partnership sold its Wildhorse Gathering System (which was accounted for in its East Texas and Other Midstream Segment). In 2010, the Partnership incurred impairment charges related to the assets which is included in the loss from operations.

(c)
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

(d)
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

(e)	Amounts are included in total discontinued operations, net of tax.

(f)	Proved and unproved properties are included in "Property, Plant and Equipment, net" and Asset retirement obligation is included in "Asset Retirement Obligation" in the Consolidated Balance Sheets.

NOTE 20. OTHER OPERATING INCOME

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

NOTE 21. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of December 31, 2012, all guarantors were wholly-owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of our subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees will be released in the following circumstances:

•
in connection with any sale or other disposition of all or substantially all of the properties or assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of us;

•
in connection with any sale or other disposition of capital stock of that guarantor to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of us, such that, the guarantor ceases to be a restricted subsidiary of us as a result of the sale or other disposition;

•	if we designate any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the applicable provisions of the indenture;

•	upon legal defeasance or satisfaction and discharge of the indenture;

•	upon the liquidation or dissolution of such guarantor provided no default or event of default has occurred that is continuing;

•	at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers or any guarantor; or

•
upon such guarantor consolidating with, merging into or transferring all of its properties or assets to us or another guarantor, and as a result of, or in connection with, such transaction such guarantor dissolving or otherwise ceasing to exist.

In accordance with Rule 3-10 of Regulation S-X, the Partnership has prepared Condensed Consolidating Financial Statements as supplemental information.  The following condensed consolidating balance sheets at December 31, 2012 and December 31, 2011, condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, present financial information for Eagle Rock Energy as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the Parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

 Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$660,898	$—	$—	$—	$(660,898)	$—
Other current assets	27,688	1	154,275	—	—	181,964
Total property, plant and equipment, net	2,657	—	1,965,549	—	—	1,968,206
Investment in subsidiaries	1,324,293	—	—	958	(1,325,251)	—
Total other long-term assets	22,061	—	121,985	—	—	144,046
Total assets	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$660,898	$—	$(660,898)	$—
Other current liabilities	6,734	—	174,780	—	—	181,514
Other long-term liabilities	9,386	—	81,839	—	—	91,225
Long-term debt	1,153,103	—	—	—	—	1,153,103
Equity	868,374	1	1,324,292	958	(1,325,251)	868,374
Total liabilities and equity	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216

Condensed Consolidating Balance Sheet
December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$541,384	$—	$—	$—	$(541,384)	$—
Other current assets	15,749	1	109,778	—	—	125,528
Total property, plant and equipment, net	1,393	—	1,762,281	—	—	1,763,674
Investment in subsidiaries	1,229,606	—	—	1,033	(1,230,639)	—
Total other long-term assets	30,928	—	125,558	—	—	156,486
Total assets	$1,819,060	$1	$1,997,617	$1,033	$(1,772,023)	$2,045,688
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$541,384	$—	$(541,384)	$—
Other current liabilities	18,110	—	152,745	—	—	170,855
Other long-term liabilities	14,150	—	73,883	—	—	88,033
Long-term debt	779,453	—	—	—	—	779,453
Equity	1,007,347	1	1,229,605	1,033	(1,230,639)	1,007,347
Total liabilities and equity	$1,819,060	$1	$1,997,617	$1,033	$(1,772,023)	$2,045,688

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$28,884	$—	$955,075	$—	$—	$983,959
Cost of natural gas and natural gas liquids	—	—	532,719	—	—	532,719
Operations and maintenance	—	—	119,828	—	—	119,828
Taxes other than income	—	—	19,432	—	—	19,432
General and administrative	10,908	—	59,086	—	—	69,994
Depreciation, depletion and amortization	296	—	160,749	—	—	161,045
Impairment and other	—	—	177,003	—	—	177,003
Income from operations	17,680	—	(113,742)	—	—	(96,062)
Interest expense, net	(51,501)	—	23	—	—	(51,478)
Other non-operating income	9,039	—	10,961	—	(20,000)	—
Other non-operating expense	(12,189)	—	(12,558)	(18)	20,000	(4,765)
(Loss) before income taxes	(36,971)	—	(115,316)	(18)	—	(152,305)
Income tax provision (benefit)	431	—	(2,134)	—	—	(1,703)
Equity in earnings of subsidiaries	(113,200)	—	—	—	113,200	—
Net income (loss)	$(150,602)	$—	$(113,182)	$(18)	$113,200	$(150,602)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$36,095	$—	$1,023,813	$—	$—	$1,059,908
Cost of natural gas and natural gas liquids	—	—	633,184	—	—	633,184
Operations and maintenance	—	—	93,048	—	—	93,048
Taxes other than income	—	—	19,148	—	—	19,148
General and administrative	5,299	—	52,592	—	—	57,891
Other operating income	—	—	(2,893)	—	—	(2,893)
Depreciation, depletion and amortization	196	—	131,415	—	—	131,611
Impairment	—	—	16,288	—	—	16,288
Income from operations	30,600	—	81,031	—	—	111,631
Interest expense, net	(29,614)	—	(8)	—	—	(29,622)
Other non-operating income	8,779	—	5,607	—	(14,386)	—
Other non-operating expense	(28,589)	—	2,628	(10)	14,386	(11,585)
(Loss) income before income taxes	(18,824)	—	89,258	(10)	—	70,424
Income tax provision (benefit)	339	—	(2,771)	—	—	(2,432)
Equity in earnings of subsidiaries	92,295	—	—	—	(92,295)	—
(Loss) income from continuing operations	73,132	—	92,029	(10)	(92,295)	72,856
Discontinued operations, net of tax	—	—	276	—	—	276
Net (loss) income	$73,132	$—	$92,305	$(10)	$(92,295)	$73,132

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(8,296)	$—	$740,605	$—	$—	$732,309
Cost of natural gas and natural gas liquids	—	—	468,304	—	—	468,304
Operations and maintenance	—	—	76,415	—	—	76,415
Taxes other than income	2	—	12,224	—	—	12,226
General and administrative	3,680	—	42,095	—	—	45,775
Depreciation, depletion and amortization	165	—	106,233	—	—	106,398
Impairment	—	—	6,666	—	—	6,666
(Loss) income from operations	(12,143)	—	28,668	—	—	16,525
Interest expense, net	(15,034)	—	(2)	—	—	(15,036)
Other non-operating income	8,189	—	2,755	26	(10,469)	501
Other non-operating expense	(14,988)	—	(22,667)	—	10,469	(27,186)
Income (loss) before income taxes	(33,976)	—	8,754	26	—	(25,196)
Income tax provision (benefit)	517	—	(3,102)	—	—	(2,585)
Equity in earnings of subsidiaries	29,144	—	—	—	(29,144)	—
Income (loss) from continuing operations	(5,349)	—	11,856	26	(29,144)	(22,611)
Discontinued operations, net of tax	—	—	17,262	—	—	17,262
Net income (loss)	$(5,349)	$—	$29,118	$26	$(29,144)	$(5,349)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(143,444)	$—	$288,888	$57	$—	$145,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,551)	—	(304,473)	—	—	(306,024)
Acquisitions, net of cash acquired	—	—	(230,640)	—	—	(230,640)
Proceeds from sale of asset	—	—	15,398	—	—	15,398
Purchase of intangible assets	—	—	(7,404)	—	—	(7,404)
Contribution to subsidiaries	(236,971)	—	—	—	236,971	—
Net cash flows used in investing activities	(238,522)	—	(527,119)	—	236,971	(528,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,043,750	—	—	—	—	1,043,750
Repayment of long-term debt	(916,750)	—	—	—	—	(916,750)
Proceed from senior notes	246,253	—	—	—	—	246,253
Payment of debt issuance cost	(7,132)	—	—	—	—	(7,132)
Proceeds from derivative contracts	14,449	—	—	—	—	14,449
Common unit issued in equity offerings	96,173	—	—	—	—	96,173
Issuance costs for equity offerings	(4,518)	—	—	—	—	(4,518)
Exercise of warrants	31,804	—	—	—	—	31,804
Repurchase of common units	(2,501)	—	—	—	—	(2,501)
Distributions to members and affiliates	(119,211)	—	—	—	—	(119,211)
Contribution from parent	—	—	236,971	—	(236,971)	—
Net cash flows provided by financing activities	382,317	—	236,971	—	(236,971)	382,317
Net increase (decrease) in cash and cash equivalents	351	—	(1,260)	57	—	(852)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$1,670	$1	$(1,832)	$186	$—	$25

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(27,569)	$—	$145,283	$86	$—	$117,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(389)	—	(154,527)	—	—	(154,916)
Acquisitions, net of cash acquired	—	—	(220,326)	—	—	(220,326)
Proceeds from sale of asset	—	—	5,712	—	—	5,712
Purchase of intangible assets	—	—	(4,406)	—	—	(4,406)
Contributions to subsidiaries	(227,583)	—	—	—	227,583	—
Net cash flows used in investing activities	(227,972)	—	(373,547)	—	227,583	(373,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	964,279	—	—	—	—	964,279
Repayment of long-term debt	(1,012,779)	—	—	—	—	(1,012,779)
Proceed from senior notes	297,837	—	—	—	—	297,837
Payments of debt issuance cost	(17,466)	—	—	—	—	(17,466)
Proceeds from derivatives contracts	6,267	—	—	—	—	6,267
Exercise of warrants	89,745	—	—	—	—	89,745
Repurchase of common units	(1,401)	—	—	—	—	(1,401)
Distributions to members and affiliates	(74,512)	—	—	—	—	(74,512)
Contributions from parent	—	—	227,583	—	(227,583)	—
Net cash flows provided by financing activities	251,970	—	227,583	—	(227,583)	251,970
Net cash flows provided by discontinued operations	—	—	994	—	—	994
Net (decrease) increase in cash and cash equivalents	(3,571)	—	313	86	—	(3,172)
Cash and cash equivalents at beginning of year	4,890	1	(885)	43	—	4,049
Cash and cash equivalents at end of year	$1,319	$1	$(572)	$129	$—	$877

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows provided by operating activities	$43,756	$—	$50,318	$54	$—	$94,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,152)	—	(63,345)	—	—	(64,497)
Acquisitions, net of cash acquired	—	—	(30,984)	—	—	(30,984)
Proceeds from sale of asset	171,686	—	—	—	—	171,686
Purchase of intangible assets	—	—	(2,660)	—	—	(2,660)
Contribution to subsidiaries	(27,043)	—	—	—	27,043	—
Net cash flows provided by (used in) investing activities	143,491	—	(96,989)	—	27,043	73,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	90,617	—	—	—	—	90,617
Repayment of long-term debt	(315,000)	—	—	—	—	(315,000)
Proceeds from derivative contracts	—	—	1,131	—	—	1,131
Proceeds from rights offering	53,893	—	—	—	—	53,893
Exercise of Warrants	5,351	—	—	—	—	5,351
Deferred transaction fees	(3,066)	—	—	—	—	(3,066)
Repurchase of common units	(1,177)	—	—	—	—	(1,177)
Distributions to members and affiliates	(7,195)	—	—	—	—	(7,195)
Contributions from parent	—	—	27,043	—	(27,043)	—
Net cash flows (used in) provided by financing activities	(176,577)	—	28,174	—	(27,043)	(175,446)
Net cash flows provided by discontinued operations	—	—	9,090	—	—	9,090
Net increase (decrease) in cash and cash equivalents	10,670	—	(9,407)	54	—	1,317
Cash and cash equivalents at beginning of year	4,922	1	(2,180)	(11)	—	2,732
Cash and cash equivalents at end of year	$15,592	$1	$(11,587)	$43	$—	$4,049

NOTE 22. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Natural Gas Reserves

Users of this information should be aware that the process of estimating quantities of proved oil and natural gas reserves is very complex, and requires significant subjective decisions in the evaluation of the available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and changing operating and market conditions. As a result, revisions to reserve estimates may occur from time to time. Although reasonable effort is made to ensure the reported reserve estimates are accurate, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

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

Recent Developments

On May 24, 2010, the Partnership sold its Minerals Business (see Note 19). Financial information, including reserve amounts and changes, related to the Minerals Business have been retrospectively adjusted to be reflected as assets and liabilities held-for-sale and discontinued operations.

Proved Reserves Summary

The following table illustrates the Partnership's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Cawley, Gillespie and Associates. Oil and natural gas liquids prices applied for 2012 are based on an average of the prior twelve months first-of-month spot prices of West Texas Intermediate ($94.71 per barrel) and are adjusted for quality, transportation fees, and regional price differentials. Likewise, natural gas prices applied for 2012 are based on an average of the prior twelve months first-of-month spot prices of Henry Hub natural gas ($2.76 per MMBtu) and are adjusted for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines.  All of the Partnership's reserves are located in the United States.

As shown in the following reconciliation table, the Partnership recognized significant negative revisions to its estimates of proved natural gas reserves in 2012. These negative revisions were almost entirely due to the application of a lower natural gas price in the preparation of the reserves estimates as of December 31, 2012 as compared to the price used as of December 31, 2011, in accordance with SEC guidelines. Under the lower price assumption, many wells (developed and undeveloped) reach their economic limit sooner and reserves are truncated from the end of their life, and some undeveloped locations are not considered to be commercial. In both cases, the expected future production from these wells has been reclassified as "proved contingent resources," and all or some portion is expected to return to proved reserves if higher prices were used in future proved reserves estimates.

	Proved Reserves
	Oil (MBbls)	Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved reserves, January 1, 2010	10,452	38,640	6,105
Extensions and discoveries	7	3,930	—
Purchase of minerals in place	216	555	102
Production	(808)	(3,514)	(437)
Revision of previous estimates	1,766	3,590	406
Changes from assets held for sale	(54)	(342)	—
Sale of minerals in place	(2,883)	(4,477)	—
Proved reserves, December 31, 2010	8,696	38,382	6,176
Extensions and discoveries	215	14,523	903
Purchase of minerals in place	3,830	198,826	4,815
Production	(1,118)	(12,636)	(805)
Revision of previous estimates	(101)	(5,073)	258
Proved reserves, December 31, 2011	11,522	234,022	11,347
Extensions and discoveries	1,405	31,524	2,136
Purchase of minerals in place	104	128	18
Production	(1,184)	(16,443)	(1,121)
Sales of mineral in place	—	(13,331)	—
Revision of previous estimates	1,137	(41,471)	486
Proved reserves, December 31, 2012	12,984	194,429	12,866

Proved Developed Reserves
Proved developed reserves - continuing operations, January 1, 2010	7,121	26,263	5,410
Proved developed reserves - discontinued operations, January 1, 2010	2,937	4,819	—
Proved developed reserves - continuing operations, December 31, 2010	8,299	29,686	5,758
Proved developed reserves - continuing operations, December 31, 2011	10,271	165,269	9,307
Proved developed reserves - continuing operations, December 31, 2012	10,993	136,545	10,445

Proved Undeveloped Reserves
Proved undeveloped reserves - continuing operations, January 1, 2010	394	7,558	695
Proved undeveloped reserves - continuing operations, December 31, 2010	397	8,696	418
Proved undeveloped reserves - continuing operations, December 31, 2011	1,251	68,753	2,040
Proved undeveloped reserves - continuing operations, December 31, 2012	1,991	57,884	2,421

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

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization at December 31, 2012, 2011 and 2010:

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
($ in thousands)
Proved properties	$1,213,622	$1,050,872	$471,781
Unproved properties—excluded from depletion	31,823	91,363	1,304
Gross oil and gas properties	1,245,445	1,142,235	473,085
Accumulated depreciation, depletion, amortization	(269,376)	(190,833)	(125,832)
Net oil and gas properties	$976,069	$951,402	$347,253

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
($ in thousands)
Property acquisition costs, proved	$2,582	$465,088	$4,222
Property acquisition costs, unproved	—	103,337	259
Development costs	135,692	90,418	25,922
Total costs	$138,274	$658,843	$30,403

 No costs were incurred associated with the Minerals Business which is classified as Discontinued Operations on the Consolidated Statements of Operations .

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

Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes were computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows were reduced to present value amounts by applying a 10% discount factor.

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

The Standardized Measure is as follows as of December 31, 2012, 2011 and 2010:

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
($ in thousands)
Future cash inflows	$2,315,266	$2,562,650	$1,027,417
Future production costs	(669,896)	(742,749)	(336,080)
Future development costs	(359,154)	(317,405)	(97,745)
Future net cash flows before income taxes	1,286,216	1,502,496	593,592
Future income tax (expense) benefit	(1,321)	(2,379)	(1,005)
Future net cash flows before 10% discount	1,284,895	1,500,117	592,587
10% annual discount for estimated timing of cash flows	(680,855)	(778,520)	(258,594)
Total standardized measure of discounted future net cash flows	$604,040	$721,597	$333,993

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Partnership's proved oil and natural gas reserves for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
($ in thousands)
Beginning of year	$721,597	$333,993	$214,653
Sale of oil and gas produced, net of production costs	(132,451)	(138,860)	(54,353)
Net changes in prices and production costs	(76,759)	170,917	147,003
Extensions, discoveries and improved recovery, less related costs	66,460	40,832	5,492
Previously estimated development costs incurred during the period	53,111	90,418	25,922
Net changes in future development costs	36,503	(117,783)	(30,033)
Revisions of previous quantity estimates	(85,176)	(26,447)	74,864
Purchases of property	2,811	324,652	7,342
Sales of property	(5,063)	—	(70,845)
Accretion of discount	67,956	30,728	14,528
Net changes in income taxes	564	(621)	(793)
Other	(45,513)	13,768	(15,594)
Change from discontinued operations	—	—	15,807
End of year	$604,040	$721,597	$333,993

Results of Operations

The following are the results of operations for the Partnership's oil and natural gas producing activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
($ in thousands)
Revenues:
Sales to third parties	$135,842	$138,383	$81,148
Intercompany sales	53,343	48,203	6,063
Total revenues	189,185	186,586	87,211
Costs and expenses:
Production costs	56,734	47,726	32,858
General and administrative	12,162	11,124	6,349
Depreciation, depletion, and amortization	88,777	65,531	30,424
Impairment and other	45,289	11,728	3,536
Total costs and expenses	202,962	136,109	$73,167
Results of continuing operations	(13,777)	50,477	14,044
Discontinued operations	—	—	5,262
Total result of operations	$(13,777)	$50,477	$19,306

* * * *

Index to Exhibits

Exhibit Number	Description

2.1
Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 1.1 of the registrant's Current Report on Form 8-K filed on August 10, 2012)

2.2
Membership Interest Contribution Agreement, by and among (i) CC Energy II L.L.C., Crow Creek Energy II L.L.C. and Crow Creek Operating Company II L.L.C., (ii) Natural Gas Partners VIII, L.P. and the other contributors party thereto and (iii) Eagle Rock Energy Partners, L.P., dated as of April 12, 2011 (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on From 8-K filed on April 13, 2011)

3.1
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 4.2 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.2
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.3
Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed with the Commission on May 25, 2010)

3.4	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750))

3.5	Certificate of Limited Partnership of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.3 of the registrant's registration statement on Form S-1 (File No. 333-134750))

3.6	Limited Partnership Agreement of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750))

3.7	Certificate of Formation of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.5 of the registrant's registration statement on Form S-1 (File No. 333-134750))

4.1
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Partnership's Form S-4 filed with the Commission on November 9, 2012)

4.2
First Supplemental Indenture dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2011)

4.3
Indenture dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.4
Registration Rights Agreement dated as of July 13, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

4.5
Registration Rights Agreement dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Partnership's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.6
Registration Rights Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Commission on May 3, 2011)

4.7
Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P.) (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on May 25, 2010)

10.1
First Amendment to Amended and Restated Credit Agreement by and between Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated December 28, 2012 (incorporated by reference to the registrant's current report on Form 8-K filed on December 31, 2012).

10.2
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

10.3
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

10.5**
Administrative Services Agreement, dated as of July 30, 2010, between Eagle Rock Energy Partners, L.P. and Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on July 30, 2010)

10.6**
Voting Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.7
Contribution Agreement, dated May 24, 2010, by and among the Partnership, Eagle Rock Holdings, L.P. and Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on May 25, 2010)

Exhibit Number	Description

10.8
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 2, 2012)

10.9
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services, L.P. (successor to ONEOK Texas Field Services, L.P.) dated April 6, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 12, 2012)

10.10
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P, and Eagle Rock Field Services, L.P. (incorporated by reference to Exhibit 10.1 of the registrants current report on Form 8-K filed with the Commission on August 23, 2011)

10.11†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services L.P. (successor to ONEOK Texas Field Services, L.P.) dated December 3, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on December 9, 2010)

10.12
Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and ONEOK Texas Field Services, L.P. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.5 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.13
Gas Sales and Purchase Agreement between MC Panhandle, Inc. (Chesapeake Energy Marketing Inc.) and MidCon Gas Services Corp. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.6 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.14
Amendment to Brookeland Gas Facilities Gas Gathering and Processing Agreement by and between Anadarko E&P Company LP and Eagle Rock Operating, L.P. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2012)

10.15
Brookeland Gas Facilities Gas Gathering and Processing Agreement between Union Pacific Resources Company (Anadarko E&P Company LP) and Sonat Exploration Company (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.16
Gas Purchase Contract between Warren Petroleum Company (Eagle Rock Field Services, L.P.) and Wallace Oil & Gas, Inc. (Cimarex Energy Co.) (incorporated by reference to Exhibit 10.10 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.17
Base Contract for Sale and Purchase of Natural Gas between Eagle Rock Field Services, L.P. and Odyssey Energy Services, LLC (incorporated by reference to Exhibit 10.13 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.18**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.19**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.20**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.21**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Joseph Schimelpfening dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.22**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.23***	Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert Hallett dated May 1, 2012

10.24**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.25**
Form of Supplemental Indemnification Agreement among Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on December 30, 2009)

10.26**	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on July 28, 2010)

10.27**	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed on July 28, 2010)

10.28**
Amended and Restated Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan dated September 17, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed on September 17, 2010)

10.29**
Form of Restricted Unit Agreement for Non-Employee Directors Under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's current report on Form 8-K filed on July 30, 2010)

10.30**
Form of Restricted Unit Agreement for Officers under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed on December 30, 2009)

10.31**†	Eagle Rock Energy G&P, LLC 2013 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 11, 2013)

Exhibit Number	Description

10.32**†	Eagle Rock Energy G&P, LLC 2012 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 10, 2012)

10.33**
Amendments to certain company performance goals under the Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.34**†	Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on February 14, 2011)

10.35**†
Eagle Rock Energy G&P, LLC 2010 Short Term Incentive Bonus Plan approved and adopted on December 30, 2009 (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed with the Commission on December 30, 2009)

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers posted on the Company’s website at www.eaglerockenergy.com.

21.1*	List of Subsidiaries of Eagle Rock Energy Partners, L.P.

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

23.3*	Consent of Cawley, Gillespie & Associates, Inc.

31.1***	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.