Form 10-Q
period 2013-06-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2013-08-05
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013
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

The issuer had 159,620,300 common units outstanding as of July 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95	$25
Accounts receivable (a)	150,257	138,732
Risk management assets	24,202	33,340
Prepayments and other current assets	9,070	9,867
Total current assets	183,624	181,964
PROPERTY, PLANT AND EQUIPMENT — Net	2,021,705	1,968,206
INTANGIBLE ASSETS — Net	108,289	111,515
DEFERRED TAX ASSET	1,646	1,656
RISK MANAGEMENT ASSETS	17,003	7,953
OTHER ASSETS	20,675	22,922
TOTAL	$2,352,942	$2,294,216

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$183,464	$160,473
Accrued liabilities	27,278	19,764
Taxes payable	—	46
Risk management liabilities	2,032	1,231
Total current liabilities	212,774	181,514
LONG-TERM DEBT	1,157,923	1,153,103
ASSET RETIREMENT OBLIGATIONS	47,436	44,814
DEFERRED TAX LIABILITY	41,092	43,000
RISK MANAGEMENT LIABILITIES	3,466	1,700
OTHER LONG TERM LIABILITIES	3,102	1,711
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY (b)	887,149	868,374
TOTAL	$2,352,942	$2,294,216
________________________

(a)	Net of allowance for bad debt of $837 as of June 30, 2013 and $972 as of December 31, 2012.

(b)
156,079,176 and 144,675,751 common units were issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 3,548,509 and 2,608,035 as of June 30, 2013 and December 31, 2012, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$269,392	$172,945	$523,592	$395,658
Gathering, compression, processing and treating fees	20,153	10,451	41,095	21,962
Commodity risk management gains, net	30,493	95,965	12,585	87,357
Other revenue	113	3,043	610	3,182
Total revenue	320,151	282,404	577,882	508,159
COSTS AND EXPENSES:
Cost of natural gas, natural gas liquids, condensate and helium	185,760	97,914	365,748	228,368
Operations and maintenance	35,122	27,562	67,341	54,611
Taxes other than income	5,060	4,620	8,926	9,770
General and administrative	19,396	18,736	38,243	35,577
Impairment	1,839	21,402	1,839	66,924
Depreciation, depletion and amortization	41,157	38,354	81,394	77,648
Total costs and expenses	288,334	208,588	563,491	472,898
OPERATING INCOME	31,817	73,816	14,391	35,261
OTHER INCOME (EXPENSE):
Interest expense, net	(16,609)	(10,647)	(33,693)	(20,888)
Interest rate risk management losses, net	(151)	(1,463)	(307)	(3,042)
Other income (expense), net	113	4	105	(45)
Total other expense	(16,647)	(12,106)	(33,895)	(23,975)
INCOME (LOSS) BEFORE INCOME TAXES	15,170	61,710	(19,504)	11,286
INCOME TAX BENEFIT	(862)	(79)	(2,022)	(170)
NET INCOME (LOSS)	$16,032	$61,789	$(17,482)	$11,456

NET INCOME (LOSS) PER COMMON UNIT—BASIC AND DILUTED:
Net Income (Loss)
Common units - Basic	$0.10	$0.46	$(0.12)	$0.08
Common units - Diluted	$0.10	$0.46	$(0.12)	$0.08
Weighted Average Units Outstanding (in thousands)
Common units - Basic	155,269	131,905	150,860	130,034
Common units - Diluted	156,710	133,439	150,860	132,101
 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
($ in thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — December 31, 2012	144,675,751	$868,374	$868,374
Net loss	—	(17,482)	(17,482)
Distributions	—	(67,117)	(67,117)
Vesting of restricted units	481,478	—	—
Repurchase of common units	(114,812)	(1,000)	(1,000)
Equity based compensation	—	6,167	6,167
Common units issued in equity offering	11,036,759	102,388	102,388
Unit issuance costs for equity offering	—	(4,181)	(4,181)
BALANCE — June 30, 2013	156,079,176	$887,149	$887,149

 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,482)	$11,456
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	81,394	77,648
Impairment	1,839	66,924
Amortization of debt issuance costs	2,107	1,406
Reclassing financing derivative settlements	(877)	(8,420)
Equity-based compensation	6,167	5,012
Loss on sale of assets	(114)	—
Other	1,260	291
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(11,516)	14,263
Prepayments and other current assets	842	714
Risk management activities	2,655	(69,322)
Accounts payable	37,690	(39,172)
Accrued liabilities	1,549	305
Other assets	290	2,281
Other current liabilities	(730)	(1,615)
Net cash provided by operating activities	105,074	61,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(138,636)	(150,023)
Proceeds from sale of assets	209	—
Purchase of intangible assets	(2,044)	(2,176)
Net cash used in investing activities	(140,471)	(152,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	316,700	373,850
Repayment of long-term debt	(312,200)	(267,450)
Proceeds from derivative contracts	877	8,420
Common unit issued in equity offerings	102,388	—
Issuance costs for equity offerings	(4,181)	—
Exercise of warrants	—	31,804
Repurchase of common units	(1,000)	(292)
Distributions to members and affiliates	(67,117)	(56,711)
Net cash provided by financing activities	35,467	89,621
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70	(807)
CASH AND CASH EQUIVALENTS—Beginning of period	25	877
CASH AND CASH EQUIVALENTS—End of period	$95	$70

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in property, plant and equipment, not paid	$14,869	$38,406
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$29,633	$19,523
Cash paid for taxes	$59	$567
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At June 30, 2013 and December 31, 2012, the Partnership had $0.6 million and $0.8 million, respectively, of crude oil finished goods inventory, which is recorded as part of Other Current Assets within the unaudited condensed consolidated balance sheet.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For its oil and natural gas long-lived assets, accounted for utilizing the successful efforts method, the Partnership reviews its proved properties at the depletion unit when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a negative revision to the proved reserves estimates, unfavorable projections of future prices, the timing of future production and estimates of future costs to produce the oil and natural gas. Unproved properties (both individually significant and insignificant) are assessed periodically within specific geographic areas and, if necessary, impairments are charged to expense.

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

The Partnership's Upstream Segment recognizes natural gas revenues based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  For the Upstream Segment, as of , the Partnership had long-term imbalance payables totaling $0.3 million and $0.6 million as of June 30, 2013 and December 31, 2012, respectively.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of June 30, 2013, the Partnership had imbalance receivables totaling $1.2 million and imbalance payables totaling $2.6 million. For the Midstream Business, as of December 31, 2012, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $2.1 million. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Standards Accounting Board ("FASB") issued new guidance related to disclosure requirements about the nature of an entity's rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). To better facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosures will give financial statement users information about both gross and net exposures. The disclosure requirements were effective for the Partnership on January 1, 2013, and did not have a material impact on the Partnership's financial statements for the six months ended June 30, 2013. See Notes 10 and 11 for the disclosures related to the Partnership's rights of set-off and the gross and net exposure related to its derivative instruments.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Land	$2,877	$2,876
Plant	506,765	444,023
Gathering and pipeline	763,666	753,009
Equipment and machinery	44,756	39,889
Vehicles and transportation equipment	3,965	4,021
Office equipment, furniture, and fixtures	1,289	1,285
Computer equipment	13,245	11,431
Linefill	5,180	4,328
Proved properties	1,300,003	1,213,622
Unproved properties	19,737	31,823
Construction in progress	33,622	60,870
	2,695,105	2,567,177
Less: accumulated depreciation, depletion and amortization	(673,400)	(598,971)
Net property, plant and equipment	$2,021,705	$1,968,206

The following table sets forth the total depreciation, depletion, capitalized interest costs and impairment expense by type of asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Depreciation	$17,099	$14,122	$33,494	$28,377
Depletion	$21,399	$21,301	$42,270	$43,351

Capitalized interest costs	$338	$373	$694	$732

Impairment expense:
Proved properties (a)	$1,839	$—	$1,839	$—
Unproved properties (b)	$—	$785	$—	$785
Plant assets (c)	$—	$3,181	$—	$7,345
Pipeline assets (c)	$—	$4,627	$—	$41,775
________________________________

(a)
During the three and six months ended June 30, 2013, the Partnership incurred impairment charges in its Upstream Business related to certain proved property primarily in the Permian region due to lower commodity prices and continued high operating costs.

(b)	During the three and six months ended June 30, 2012, the Partnership incurred impairment charges in its Upstream Business related to certain unproved property leaseholds expected to expire in 2013.

(c)
During the six months ended June 30, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain plants and pipelines in its East Texas and Other Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012 and (ii) the loss of significant gathering contracts on its Panola system during the three months ended June 30, 2012.

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

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2013	2012
	($ in thousands)
Asset retirement obligations—December 31 (a)	$48,755	$33,303
Additional liabilities	945	1,119
Liabilities settled	(730)	(1,588)
Revision to liabilities	6,624	—
Accretion expense	1,760	1,128
Asset retirement obligations—June 30 (a)	$57,354	$33,962

_____________________________________

(a)	As of June 30, 2013 and December 31, 2012, $9.9 million and $3.9 million, respectively, were included within accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2013, the Partnership made revisions of $6.6 million to increase certain asset retirement obligations due to changes in the estimate of the costs to remediate.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. The amortization period for the Partnership's rights-of-way and easements is 20 years. The amortization periods for contracts range from 5 to 20 years.  Intangible assets consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Rights-of-way and easements—at cost	$129,419	$127,375
Less: accumulated amortization	(33,123)	(29,959)
Contracts	36,940	38,009
Less: accumulated amortization	(24,947)	(23,910)
Net intangible assets	$108,289	$111,515

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth amortization and impairment expense by type of intangible asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Amortization	$2,649	$2,931	$5,610	$5,920

Impairment expense:
Rights-of-way (a)	$—	$561	$—	$3,715
Contracts (a)	$—	$12,248	$—	$13,304
_____________________________________

(a)
During the six months ended June 30, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain plants and pipelines in its East Texas and Other Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012 and (ii) the loss of significant gathering contracts on its Panola system during the three months ended June 30, 2012.

Estimated future amortization expense related to the intangible assets at June 30, 2013, is as follows (in thousands):

Year ending December 31,
2013	$4,524
2014	$7,672
2015	$7,671
2016	$7,671
2017	$7,670
Thereafter	$73,081

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Revolving credit facility:	$613,000	$608,500
Senior notes:
8.375% Senior Notes due 2019	550,000	550,000
Unamortized bond discount	(5,077)	(5,397)
Total Senior Notes	544,923	544,603
Total long-term debt	$1,157,923	$1,153,103
The Partnership currently pays an annual fee of 0.50% on the unused commitment under the revolving credit facility. As of June 30, 2013, the Partnership had approximately $25.3 million of outstanding letters of credit and approximately $164.4 million of availability under its revolving credit facility, based on its borrowing base of $803 million. The revolving credit facility matures on June 22, 2016.
On July 23, 2013, the Partnership and its lenders amended the revolving credit facility to allow for a temporary step-up in the Total Leverage Ratio and the Senior Secured Leverage Ratio, as defined therein, through the third quarter of 2014 and the third quarter of 2013, respectively. The amendment also extends the period of time the Partnership is subject to the Senior Secured Leverage Ratio from September 30, 2013 to September 30, 2014. The amendment was effective as of June 30, 2013, and adjusts the Total Leverage Ratio and Senior Secured Leverage Ratio covenants as follows:

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Leverage Ratio		Senior Secured Leverage Ratio
Quarter Ended:	Amended	Previous	Amended	Previous
June 30, 2013	5.50x	4.75x	3.15x	2.85x
September 30, 2013	5.50x	4.75x	3.15x	2.85x
December 31, 2013	5.50x	4.50x	3.15x	NA
March 31, 2014	5.25x	4.50x	3.10x	NA
June 30, 2014	5.00x	4.50x	3.05x	NA
September 30, 2014	4.75x	4.50x	2.95x	NA
Thereafter	4.50x	4.50x	NA	NA
As of June 30, 2013, the Partnership was in compliance with the financial covenants under the revolving credit facility.

NOTE 8. MEMBERS’ EQUITY

At June 30, 2013 and December 31, 2012, there were 156,079,176 and 144,675,751 unrestricted common units outstanding, respectively. In addition, there were 3,548,509 and 2,608,035 unvested restricted common units outstanding at June 30, 2013 and December 31, 2012, respectively.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. During the six months ended June 30, 2013, 686,759 units were issued under this program for net proceeds of approximately $5.7 million.

On March 12, 2013, the Partnership closed an underwritten public offering of 10,350,000 common units for net proceeds of approximately $92.5 million.

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes the distributions paid or payable and declared for the six months ended June 30, 2013.

Quarter Ended	Distribution per Common Unit	Record Date*	Payment Date
December 31, 2012	$0.2200	February 7, 2013	February 14, 2013
March 31, 2013+	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013+	$0.2200	August 7, 2013	August 14, 2013
_____________________________

+	The distribution excludes certain restricted unit grants.

*	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and certain affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Affiliates of Natural Gas Partners:	($ in thousands)
Natural gas purchases from affiliates	$419	$734	$542	$1,675

	June 30, 2013	December 31, 2012
Affiliates of Natural Gas Partners:	($ in thousands)
Payable (related to natural gas purchases)	$41	$428

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. RISK MANAGEMENT ACTIVITIES

Interest Rate Swap Derivative Instruments

To mitigate its interest rate risk, the Partnership has entered into interest rate swaps. These swaps convert a portion of the Partnership's obligations under it's variable-rate revolving credit facility into a fixed-rate obligation. The purpose of entering into these swaps is to eliminate interest rate variability by converting LIBOR-based variable-rate payments to fixed-rate payments. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense.

For accounting purposes, the Partnership has not designated any of its interest rate derivative instruments as hedges; instead it marks these derivative contracts to fair value (see Note 11).  Changes in fair values of the interest rate derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within other income (expense).

The following table sets forth certain information regarding the Partnership's interest rate swaps as of June 30, 2013:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
6/22/2011	6/22/2015	$250,000,000	2.950%

Commodity Derivative Instruments

The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership's control.  These risks can cause significant changes in the Partnership's cash flows and affect its ability to achieve its distribution objectives and comply with the covenants of its revolving credit facility.  In order to manage the risks associated with changes in the future prices of crude oil, natural gas and NGLs on its forecasted equity production, the Partnership engages in risk management activities that take the form of commodity derivative instruments.  Historically, the Partnership has hedged a substantial portion of its expected production in an attempt to meaningfully reduce its future cash flow volatility.  The Partnership generally limits its hedging levels to less than its total expected future production. While hedging at this level of production does not attempt to eliminate all of the volatility in the Partnership's cash flows, it allows the Partnership to mitigate the risk of situations where a modest loss of production would not put it in an over-hedged position.  At times, the Partnership's strategy may involve entering into hedges with strike prices above current future prices or resetting existing hedges to higher price levels in order to meet its cash flow objectives or to stay in compliance with the covenants under its revolving credit facility.  In addition, the Partnership may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Expected future production for its Upstream Business is derived from the proved reserves, adjusted for price-dependent expenses and revenue deductions.  For the Midstream Business, expected future production is based on the expected production from wells currently flowing to the Partnership's processing plants, plus additional volumes the Partnership expects to receive from future drilling activity by its producer customer base.  The Partnership's expectations for its Midstream Business volumes associated with future drilling are based on information it receives from its producer customer base and historical observations. The Partnership applies the appropriate contract terms to these projections to determine its expected future equity share of the commodities.

The Partnership uses fixed-price swaps, costless collars and put options to achieve its hedging objectives. Historically, the Partnership has hedged its expected future commodity volumes either with derivatives of the same commodity ("direct hedges") or with derivatives of another commodity which the Partnership expects will correlate well with the underlying commodity ("proxy hedges").  For example, the Partnership will often hedge the changes in future NGL prices using crude oil hedges because NGL prices have been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market.  The Partnership may use natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are often heavily discounted from its current prices.  Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses proxy hedges, it converts the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the historical relationship of the prices of the two commodities and management's judgment regarding future price relationships of the commodities.  In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane. In recent quarters, the correlation of price changes in crude oil and NGLs

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

has weakened relative to longer-term averages as NGL prices have fallen while crude index prices have risen. This dynamic has negatively impacted our hedging objectives.

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

Commodity derivatives, as of June 30, 2013, that will mature during the years ended December 31, 2013, 2014, 2015 and 2016:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2013
Natural Gas	Costless Collar	1,920,000	$4.86	$5.44
Natural Gas	Swap (Pay Floating/Receive Fixed)	5,910,000	$4.81
Crude Oil	Costless Collar	42,000	$74.29	$101.38
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,059,600	$96.47
Propane	Swap (Pay Floating/Receive Fixed)	12,600,000	$1.23
IsoButane	Swap (Pay Floating/Receive Fixed)	1,789,200	$1.91
Normal Butane	Swap (Pay Floating/Receive Fixed)	2,192,400	$1.82
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	13,800,000	$4.49
Crude Oil	Costless Collar	240,000	$90.00	$106.00
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,040,000	$96.45
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	9,000,000	$4.11
Crude Oil	Costless Collar	480,000	$90.00	$97.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	960,000	$88.72
Portion of Contracts Maturing in 2016
Natural Gas	Swap (Pay Floating/Receive Fixed)	5,400,000	$4.27
Crude Oil	Swap (Pay Floating/Receive Fixed)	960,000	$84.79
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Marketing and Trading commodity derivative instruments, as of June 30, 2013, that will mature during the years ended December 31, 2013 and 2014:

Type	Notional Volumes (MMbtu)
Portion of Contracts Maturing in 2013
Basis Swaps - Purchases	6,620,000
Basis Swaps - Sales	6,775,000
Index Swap - Purchases	1,860,000
Index Swap - Sales	5,705,000
Swap (Pay Fixed/Receive Floating) - Purchases	620,000
Swap (Pay Floating/Received Fixed) - Sales	1,472,500
Forward purchase contract - index	13,142,681
Forward sales contract - index	8,841,585
Forward purchase contract - fixed price	2,628,800
Forward sales contract - fixed price	1,481,800
Portion of Contracts Maturing in 2014
Forward purchase contract - index	1,800,000

Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the unaudited condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(6,190)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(5,528)
Commodity derivatives - assets	Current assets	25,371	Current liabilities	4,748
Commodity derivatives - assets	Long-term assets	17,853	Long-term liabilities	2,062
Commodity derivatives - liabilities	Current assets	(1,169)	Current liabilities	(590)
Commodity derivatives - liabilities	Long-term assets	(850)	Long-term liabilities	—
Total derivatives		$41,205		$(5,498)

	As of December 31, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(4,844)	Current liabilities	$(1,201)
Interest rate derivatives - liabilities	Long-term assets	(7,002)	Long-term liabilities	(1,700)
Commodity derivatives - assets	Current assets	39,182	Current liabilities	19
Commodity derivatives - assets	Long-term assets	17,338	Long-term liabilities	—
Commodity derivatives - liabilities	Current assets	(998)	Current liabilities	(49)
Commodity derivatives - liabilities	Long-term assets	(2,383)	Long-term liabilities	—
Total derivatives		$41,293		$(2,931)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations:

Amount of Gain (Loss) Recognized in Income on Derivatives		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		($ in thousands)
Interest rate derivatives	Interest rate risk management losses	$(151)	$(1,463)	$(307)	$(3,042)
Commodity derivatives	Commodity risk management gains	30,493	95,965	12,585	87,357
Commodity derivatives - trading	Natural gas, natural gas liquids, oil, condensate and sulfur sales	1,134	(707)	(16)	(70)
	Total	$31,476	$93,795	$12,262	$84,245

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

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2013, the Partnership recorded its interest rate swaps and commodity derivative instruments (see Note 10), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives, NGL derivatives and natural gas derivatives as Level 2.

The following tables disclose the fair value of the Partnership's derivative instruments as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$28,290	$—	$(5,736)	$22,554
Natural gas derivatives	—	18,097	—	(819)	17,278
NGL derivatives	—	3,647	—	(2,274)	1,373
Total	$—	$50,034	$—	$(8,829)	$41,205

Liabilities:
Crude oil derivatives	$—	$(1,200)	$—	$5,736	$4,536
Natural gas derivatives	—	(1,409)	—	819	(590)
NGL derivatives	—	—	—	2,274	2,274
Interest rate swaps	—	(11,718)	—	—	(11,718)
Total	$—	$(14,327)	$—	$8,829	$(5,498)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$19,410	$—	$(1,814)	$17,596
Natural gas derivatives	—	27,340	—	(1,586)	25,754
NGL derivatives	—	9,789	—	—	9,789
Interest rate swaps	—	—	—	(11,846)	(11,846)
Total	$—	$56,539	$—	$(15,246)	$41,293

Liabilities:
Crude oil derivatives	$—	$(1,814)	$—	$1,814	$—
Natural gas derivatives	—	(1,616)	—	1,586	(30)
Interest rate swaps	—	(14,747)	—	11,846	(2,901)
Total	$—	$(18,177)	$—	$15,246	$(2,931)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

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

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

For periods in which impairment charges have been incurred, the Partnership is required to write down the value of the impaired asset to its fair value. See Note 4 for a further discussion of the impairment charges recorded during the three and six months ended June 30, 2013. The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2013:

	June 30, 2013	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Proved properties	$1,546	$—	$—	$1,546	$1,839

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

As of June 30, 2013, the outstanding debt associated with the Partnership's revolving credit facility bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The Partnership's 8.375% Senior Notes bear interest at a fixed rate; based on the market price of the Senior Notes as of June 30, 2013, the Partnership estimates that the fair value of the Senior Notes was $561.0 million compared to a carrying value of $544.9 million. Fair value of the Senior Notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

proceeds. The Partnership had no accruals as of June 30, 2013 or December 31, 2012 related to legal matters, and current lawsuits are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Partnership has been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against the Partnership in these two indemnified cases, the Partnership would expect to make a claim for indemnification up to the contractual limits.

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

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At June 30, 2013 and December 31, 2012, the Partnership had accrued approximately $2.9 million and $2.8 million for environmental matters, respectively.

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

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $2.3 million, $4.4 million, $2.0 million and $4.4 million for the three and six months ended June 30, 2013 and 2012, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. SEGMENTS

Based on the Partnership’s approach to managing its assets, the Partnership believes its operations consist of three segments in its Midstream Business, one Upstream segment and one Corporate segment:

(i)    Midstream—Texas Panhandle Segment: gathering, compressing, treating, processing and transporting natural gas; fractionating, transporting and marketing NGLs;

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Partnership's chief operating decision maker ("CODM") currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership's reportable segments is shown in the following tables:

Three Months Ended June 30, 2013	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$120,573	$34,678	$96,673	$251,924	$37,734	$30,493	(a)	$320,151
Intersegment sales	56,523	12,705	(71,503)	(2,275)	11,594	(9,319)		—
Cost of natural gas and natural gas liquids	135,296	36,340	14,124	185,760	—	—		185,760
Intersegment cost of natural gas, oil and condensate	78	—	9,327	9,405	—	(9,405)		—
Operating costs and other expenses	22,022	5,006	(8)	27,020	13,162	19,396		59,578
Depreciation, depletion and amortization	14,005	4,989	93	19,087	21,456	614		41,157
Impairment	—	—	—	—	1,839	—		1,839
Operating income	$5,695	$1,048	$1,634	$8,377	$12,871	$10,569		$31,817
Capital Expenditures	$27,543	$3,071	$2	$30,616	$35,119	$1,621		$67,356

Three Months Ended June 30, 2012	Texas Panhandle Segment		East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$62,653	(c)	$37,597	$53,389	$153,639	$32,800	$95,965	(a)	$282,404
Intersegment sales	19,043		6,928	(28,084)	(2,113)	12,419	(10,306)		—
Cost of natural gas and natural gas liquids	51,117		32,550	14,247	97,914	—	—		97,914
Intersegment cost of natural gas, oil and condensate	—		—	10,383	10,383	—	(10,383)		—
Operating costs and other expenses	12,399		5,764	1	18,164	14,018	18,736		50,918
Depreciation, depletion and amortization	9,873		6,667	25	16,565	21,366	423		38,354
Impairment	—		20,617	—	20,617	785	—		21,402
Operating income (loss)	$8,307		$(21,073)	$649	$(12,117)	$9,050	$76,883		$73,816
Capital Expenditures	$44,885		$2,967	$89	$47,941	$45,541	$612		$94,094

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$239,488	$70,424	$183,449	$493,361	$71,936	$12,585	(a)	$577,882
Intersegment sales	105,658	21,243	(130,971)	(4,070)	24,694	(20,624)		—
Cost of natural gas and natural gas liquids	267,522	69,574	28,652	365,748	—	—		365,748
Intersegment cost of natural gas, oil and condensate	97	—	20,420	20,517	—	(20,517)		—
Operating costs and other expenses	39,156	9,835	(2)	48,989	27,278	38,243		114,510
Depreciation, depletion and amortization	27,850	9,991	177	38,018	42,385	991		81,394
Impairment	—	—	—	—	1,839	—		1,839
Operating income (loss)	$10,521	$2,267	$3,231	$16,019	$25,128	$(26,756)		$14,391
Capital Expenditures	$45,846	$4,847	$156	$50,849	$69,169	$3,289		$123,307
Segment Assets	$940,227	$244,375	$70,735	$1,255,337	$1,044,868	$52,737	(b)	$2,352,942

Six Months Ended June 30, 2012	Texas Panhandle Segment		East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$140,683	(c)	$85,428	$119,971	$346,082	$74,720	$87,357	(a)	$508,159
Intersegment sales	44,489		16,451	(65,903)	(4,963)	27,758	(22,795)		—
Cost of natural gas and natural gas liquids	122,605		78,058	27,705	228,368	—	—		228,368
Intersegment cost of natural gas, oil and condensate	—		—	24,014	24,014	—	(24,014)		—
Operating costs and other expenses	24,637		10,893	1	35,531	28,850	35,577		99,958
Depreciation, depletion and amortization	19,390		13,802	55	33,247	43,586	815		77,648
Impairment	—		66,139	—	66,139	785	—		66,924
Operating income (loss)	$18,540		$(67,013)	$2,293	$(46,180)	$29,257	$52,184		$35,261
Capital Expenditures	$78,287		$5,652	$231	$84,170	$72,769	$1,329		$158,268
Segment Assets	$615,142		$324,037	$31,276	$970,455	$1,008,459	$119,617	(b)	$2,098,531
______________________________

(a)	Represents results of the Partnership's commodity risk management activity.

(b)	Includes elimination of intersegment transactions.

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
Effective Rate - The effective rate for the six months ended June 30, 2013 was 10.4% compared to (1.5)% for the six months ended June 30, 2012. Due to the fact that the effective rate is a ratio of total tax expense compared to pre-tax book net income, the change is due primarily to book and tax temporary differences for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

NOTE 15. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan (as amended, the "LTIP"), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 7,000,000 common units to be granted either as options, restricted units or phantom units, of which, as of June 30, 2013, a total of 674,069 common units remained available for issuance. Grants under the LTIP are made at the discretion of the board and to date have only been made in the

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

form of restricted units. Distributions declared and paid on outstanding restricted units, where such restricted units are eligible to receive distributions, are paid directly to the holders of the restricted units. No options or phantom units have been issued to date.

Grants of restricted units eligible to receive distributions are valued at the market price as of the date issued, while grants of restricted units not eligible to receive distributions are valued at the market price as of the date issued less the present value of the expected distribution stream over the vesting period using the risk-free interest rate. The awards generally vest over three years on the basis of one-third of the award each year. The Partnership recognizes compensation expense on a straight-line basis over the requisite service period for the restricted unit grants. During the restriction period, distributions associated with the granted awards are distributed to the awardees.

A summary of the changes in outstanding restricted common units for the six months ended June 30, 2013 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2012	2,608,035	$9.38
Granted	1,579,005	$9.28
Vested	(481,478)	$9.44
Forfeited	(157,053)	$9.79
Outstanding at June 30, 2013	3,548,509	$9.31

For the three and six months ended June 30, 2013 and 2012, non-cash compensation expense of approximately $3.5 million, $6.2 million, $2.8 million and $5.0 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the unaudited condensed consolidated statements of operations.

As of June 30, 2013, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $25.0 million. The remaining expense is to be recognized over a weighted average of 1.98 years.

In connection with the vesting of certain restricted units during the three months ended June 30, 2013, the Partnership cancelled 114,812 of the newly-vested common units in satisfaction of $1.0 million of employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

As of June 30, 2013 and 2012, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units are considered in the diluted weighted average common units outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common units outstanding number.

The Partnership had warrants outstanding through May 15, 2012. Any warrants outstanding during a reporting period were considered to be dilutive securities. These outstanding warrants were considered in the diluted weighted average common units outstanding number in periods of net income, except in cases where the exercise price of the outstanding warrant was greater than the average market price of the common units for such periods. In periods of net losses, the outstanding warrants were excluded from the diluted weighted average common units outstanding.

The majority of the restricted units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities. Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method. Restricted units granted in

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2013 to certain senior executives and members of the board of directors are not eligible to receive the distributions declared by the Partnership and therefore do not meet the definition of participating securities.

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic	155,269	131,905	150,860	130,034
Effect of Dilutive Securities:
Warrants	—	366	—	960
Restricted Units (non-participating securities)	285	—	—	—
Restricted Units (participating securities)	1,156	1,168	—	1,107
Common units - Diluted	156,710	133,439	150,860	132,101

For the three months ended June 30, 2013 and the three and six months ended June 30, 2012, the Partnership determined that it is more dilutive to apply the two-class method versus the treasury stock method in calculating dilutive earnings per unit. Thus, these unvested restricted common units are included in the computation of the diluted weighted average common unit outstanding calculation, but the denominator in the computation of diluted earnings per unit only includes the basic weighted average common units outstanding, the weighted average warrants and restricted units (non-participating securities) outstanding.

The following table presents the Partnership's basic income per unit for the three months ended June 30, 2013:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Net income	16,032
Distributions	34,972	$34,337	$635
Assumed net loss after distribution to be allocated	(18,940)	(18,940)	—
Net income to be allocated	$16,032	$15,397	$635

Basic and diluted income per unit		$0.10
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

The following table presents the Partnership's basic income per unit for the three months ended June 30, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net income	61,789
Distributions	30,053	$29,264	$789
Assumed net income after distribution to be allocated	31,736	30,949	787
Net income to be allocated	$61,789	$60,213	$1,576

Basic and diluted income per unit		$0.46

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's basic income per unit for the six months ended June 30, 2013:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Net loss	$(17,482)
Distributions	69,670	$68,443	$1,227
Assumed net loss after distribution to be allocated	(87,152)	(87,152)	—
Net loss to be allocated	$(17,482)	$(18,709)	$1,227

Basic and diluted loss per unit		$(0.12)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

The following table presents the Partnership's diluted income per unit for the six months ended June 30, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net income	$11,456
Distributions	59,424	$58,033	$1,391
Assumed net loss after distribution to be allocated	(47,968)	(47,968)	—
Net income to be allocated	$11,456	$10,065	$1,391

Basic and diluted income per unit		$0.08

NOTE 17. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of June 30, 2013, all guarantors were wholly-owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of our subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees may be released in the following customary circumstances:

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

In accordance with Rule 3-10 of SEC Regulation S-X, the Partnership has prepared Unaudited Condensed Consolidating Financial Statements as supplemental information.  The following unaudited condensed consolidating balance sheets at June 30, 2013 and December 31, 2012, and unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012, and unaudited condensed consolidating statements of cash flows for the six

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2013 and 2012, present financial information for Eagle Rock Energy as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

 Unaudited Condensed Consolidating Balance Sheet
June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$686,558	$—	$—	$—	$(686,558)	$—
Other current assets	17,967	1	165,656	—	—	183,624
Total property, plant and equipment, net	3,165	—	2,018,540	—	—	2,021,705
Investment in subsidiaries	1,323,385	—	—	932	(1,324,317)	—
Total other long-term assets	29,782	—	117,831	—	—	147,613
Total assets	$2,060,857	$1	$2,302,027	$932	$(2,010,875)	$2,352,942
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$686,558	$—	$(686,558)	$—
Other current liabilities	5,305	—	207,469	—	—	212,774
Other long-term liabilities	10,480	—	84,616	—	—	95,096
Long-term debt	1,157,923	—	—	—	—	1,157,923
Equity	887,149	1	1,323,384	932	(1,324,317)	887,149
Total liabilities and equity	$2,060,857	$1	$2,302,027	$932	$(2,010,875)	$2,352,942

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$660,898	$—	$—	$—	$(660,898)	$—
Other current assets	27,688	1	154,275	—	—	181,964
Total property, plant and equipment, net	2,657	—	1,965,549	—	—	1,968,206
Investment in subsidiaries	1,324,293	—	—	958	(1,325,251)	—
Total other long-term assets	22,061	—	121,985	—	—	144,046
Total assets	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$660,898	$—	$(660,898)	$—
Other current liabilities	6,734	—	174,780	—	—	181,514
Other long-term liabilities	9,386	—	81,839	—	—	91,225
Long-term debt	1,153,103	—	—	—	—	1,153,103
Equity	868,374	1	1,324,292	958	(1,325,251)	868,374
Total liabilities and equity	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$26,048	$—	$294,103	$—	$—	$320,151
Cost of natural gas and natural gas liquids	—	—	185,760	—	—	185,760
Operations and maintenance	—	—	35,122	—	—	35,122
Taxes other than income	—	—	5,060	—	—	5,060
General and administrative	3,857	—	15,539	—	—	19,396
Depreciation, depletion and amortization	299	—	40,858	—	—	41,157
Impairment	—	—	1,839	—	—	1,839
Income from operations	21,892	—	9,925	—	—	31,817
Interest expense, net	(16,556)	—	(53)	—	—	(16,609)
Other non-operating income	2,238	—	2,325	—	(4,563)	—
Other non-operating expense	(1,602)	—	(2,998)	(1)	4,563	(38)
Income (loss) before income taxes	5,972	—	9,199	(1)	—	15,170
Income tax benefit	(98)	—	(764)	—	—	(862)
Equity in earnings of subsidiaries	9,962	—	—	—	(9,962)	—
Net income (loss)	$16,032	$—	$9,963	$(1)	$(9,962)	$16,032

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$70,771	$—	$211,633	$—		$282,404
Cost of natural gas and natural gas liquids	—	—	97,914	—	—	97,914
Operations and maintenance	—	—	27,562	—	—	27,562
Taxes other than income	—	—	4,620	—	—	4,620
General and administrative	3,170	—	15,566	—	—	18,736
Depreciation, depletion and amortization	79	—	38,275	—	—	38,354
Impairment	—	—	21,402	—	—	21,402
Income from operations	67,522	—	6,294	—	—	73,816
Interest expense, net	(10,647)	—	—	—	—	(10,647)
Other non-operating income	2,238	—	2,744	—	(4,982)	—
Other non-operating expense	(3,332)	—	(3,108)	(1)	4,982	(1,459)
Income (loss) before income taxes	55,781	—	5,930	(1)	—	61,710
Income tax provision (benefit)	437	—	(516)	—	—	(79)
Equity in earnings of subsidiaries	6,445	—	—	—	(6,445)	—
Net income (loss)	$61,789	$—	$6,446	$(1)	$(6,445)	$61,789

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$21,526	$—	$556,356	$—	$—	$577,882
Cost of natural gas and natural gas liquids	—	—	365,748	—	—	365,748
Operations and maintenance	—	—	67,341	—	—	67,341
Taxes other than income	—	—	8,926	—	—	8,926
General and administrative	6,869	—	31,374	—	—	38,243
Depreciation, depletion and amortization	346	—	81,048	—	—	81,394
Impairment	—	—	1,839	—	—	1,839
Income from operations	14,311	—	80	—	—	14,391
Interest expense, net	(32,860)	—	(833)	—	—	(33,693)
Other non-operating income	4,519	—	4,659	—	(9,178)	—
Other non-operating expense	(3,218)	—	(6,156)	(6)	9,178	(202)
Loss before income taxes	(17,248)	—	(2,250)	(6)	—	(19,504)
Income tax benefit	(673)	—	(1,349)	—	—	(2,022)
Equity in earnings of subsidiaries	(907)	—	—	—	907	—
Net loss	$(17,482)	$—	$(901)	$(6)	$907	$(17,482)

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$65,964	$—	$442,195	$—	$—	$508,159
Cost of natural gas and natural gas liquids	—	—	228,368	—	—	228,368
Operations and maintenance	—	—	54,611	—	—	54,611
Taxes other than income	—	—	9,770	—	—	9,770
General and administrative	5,538	—	30,039	—	—	35,577
Depreciation, depletion and amortization	151	—	77,497	—	—	77,648
Impairment	—	—	66,924	—	—	66,924
Income (loss) from operations	60,275	—	(25,014)	—	—	35,261
Interest expense, net	(20,888)	—	—	—	—	(20,888)
Other non-operating income	4,499	—	5,488	—	(9,987)	—
Other non-operating expense	(6,781)	—	(6,283)	(10)	9,987	(3,087)
Income (loss) before income taxes	37,105	—	(25,809)	(10)	—	11,286
Income tax provision (benefit)	860	—	(1,030)	—	—	(170)
Equity in earnings of subsidiaries	(24,789)	—	—	—	24,789	—
Net income (loss)	$11,456	$—	$(24,779)	$(10)	$24,789	$11,456

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(35,083)	$—	$140,136	$21	$—	$105,074
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(855)	—	(137,781)	—	—	(138,636)
Proceeds from sale of asset	—	—	209	—	—	209
Purchase of intangible assets	—	—	(2,044)	—	—	(2,044)
Net cash flows used in investing activities	(855)	—	(139,616)	—	—	(140,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	316,700	—	—	—	—	316,700
Repayment of long-term debt	(312,200)	—	—	—	—	(312,200)
Proceeds from derivative contracts	877	—	—	—	—	877
Common unit issued in equity offerings	102,388	—	—	—	—	102,388
Issuance costs for equity offerings	(4,181)	—	—	—	—	(4,181)
Repurchase of common units	(1,000)	—	—	—	—	(1,000)
Distributions to members and affiliates	(67,117)	—	—	—	—	(67,117)
Net cash flows provided by financing activities	35,467	—	—	—	—	35,467
Net increase (decrease) in cash and cash equivalents	(471)	—	520	21	—	70
Cash and cash equivalents at beginning of year	1,670	1	(1,832)	186	—	25
Cash and cash equivalents at end of year	$1,199	$1	$(1,312)	$207	$—	$95

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(81,285)	$—	$143,029	$27	$—	$61,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(373)	—	(149,650)	—	—	(150,023)
Purchase of intangible assets	—	—	(2,176)	—	—	(2,176)
Contributions to subsidiaries	(2,581)	—	—	—	2,581	—
Net cash flows used in investing activities	(2,954)	—	(151,826)	—	2,581	(152,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	373,850	—	—	—	—	373,850
Repayment of long-term debt	(267,450)	—	—	—	—	(267,450)
Proceeds from derivative contracts	8,420	—	—	—	—	8,420
Exercise of warrants	31,804	—	—	—	—	31,804
Repurchase of common units	(292)	—	—	—	—	(292)
Distributions to members and affiliates	(56,711)	—	—	—	—	(56,711)
Contributions from parent	—	—	2,581	—	(2,581)	—
Net cash flows provided by financing activities	89,621	—	2,581	—	(2,581)	89,621
Net (decrease) increase in cash and cash equivalents	5,382	—	(6,216)	27	—	(807)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$6,701	$1	$(6,788)	$156	$—	$70

NOTE 18. SUBSEQUENT EVENTS

Successful Startup of Wheeler Plant

On July 8, 2013, the Partnership announced the successful startup of its 60 MMcf/d cryogenic processing facility in Wheeler County, Texas (the "Wheeler Plant"). Eagle Rock also constructed other intra-system pipeline enhancements in the immediate area to further facilitate product gathering, transportation and marketing to and from the Wheeler Plant. The supporting infrastructure and plant site were designed to accommodate one or more additional expansions. The construction of the facilities, associated gathering and pipelines cost approximately $65 million.

Amended Credit Facility

On July 23, 2013, the Partnership announced that the Partnership and its lending group amended the Partnership's existing senior secured credit facility to allow for a temporary step-up in the Total Leverage Ratio and the Senior Secured Leverage Ratio, as defined in the credit facility, through the third quarter of 2014 and the third quarter of 2013, respectively. The amendment also extends the period of time the Partnership is subject to the Senior Secured Leverage Ratio from September 30, 2013 to September 30, 2014. The amendment is effective as of June 30, 2013. See Note 7 for a description of the amendment to the senior secured credit facility.

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

We conduct, evaluate and report on our Midstream Business within three segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment and the Marketing and Trading Segment. On October 1, 2012, we completed our acquisition of BP America Production Company's ("BP") Texas Panhandle midstream assets (the "Panhandle Acquisition"), as discussed further below. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas and Other Midstream Segment consists of gathering and processing assets in East Texas/Northern Louisiana, South Texas, Southern Louisiana, the Gulf of Mexico and Galveston Bay. Our Marketing and Trading Segment consists of crude oil and condensate logistics and marketing in the Texas Panhandle and Alabama and natural gas marketing and trading.  During the three and six months ended June 30, 2013, our Midstream Business had operating income of $8.4 million and $16.0 million, respectively, compared to operating losses of $12.1 million and $46.2 million during the three and six months ended June 30, 2012, respectively.

We conduct, evaluate and report on our Upstream Business as one segment, which includes operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas, and the Texas Panhandle); Permian (which includes areas in West Texas); East Texas / South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities and one natural gas processing plant and related gathering systems).  During the three and six months ended June 30, 2013, our Upstream Business had operating income of $12.9 million and $25.1 million, respectively, compared to operating income of $9.1 million and $29.3 million during the three and six months ended June 30, 2012, respectively.

Our final reporting segment is our Corporate and Other Segment, which is where we account for our risk management activity (excluding any risk management activity associated with our natural gas marketing and trading activities), intersegment eliminations and our general and administrative expenses.  During the three and six months ended June 30, 2013, our Corporate and Other Segment had an operating income of $10.6 million and an operating loss of $26.8 million, respectively, compared to operating income of $76.9 million and $52.2 million during the three and six months ended June 30, 2012, respectively.  Results reflected a net gain, realized and unrealized, on our commodity derivatives of $30.5 million and $12.6 million during the three and six months ended June 30, 2013, respectively, compared to a net gain, realized and unrealized, on our commodity derivatives of $96.0 million and $87.4 million during the three and six months ended June 30, 2012, respectively.  See "-Results of Operations - Corporate and Other Segment" for a further discussion of the impact of our commodity derivatives.

Acquisitions

On October 1, 2012, we completed the Panhandle acquisition, including the Sunray and Hemphill processing plants and associated 2,500 mile gathering system, for $230.6 million, which included certain closing adjustments.

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

Impairment

During the three and six months ended June 30, 2013, we recorded an impairment charge of $1.8 million in our Upstream Business related to certain proved properties primarily in the Permian region due to lower commodity prices and continued high operating costs. During the three and six months ended June 30, 2013, we recorded no impairment charges in our Midstream Businesses. During the three and six months ended June 30, 2012, we recorded an impairment charge of $20.6 million and $66.1 million, respectively, in our Midstream Business related to certain plants and pipelines in our East Texas and Other Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012 and (ii) the loss of significant gathering contracts on the Panola system during the three months ended June 30, 2012. During the three and six months ended June 30, 2012, we recorded an impairment charge of $0.8 million in our Upstream Business related to certain unproved property leaseholds expected to expire in 2013.

Pursuant to accounting principles generally accepted in the United States of America ("GAAP"), our impairment analysis does not take into account the value of our commodity derivative instruments, which generally increase as the estimates of future prices decline.  Further declines in commodity prices and other factors could result in additional impairment charges and changes to the fair value of our derivative instruments.

Subsequent Events

Successful Startup of Wheeler Plant

On July 8, 2013, we announced the successful startup of our 60 MMcf/d cryogenic processing facility in Wheeler County, Texas (the "Wheeler Plant"). We also constructed other intra-system pipeline enhancements in the immediate area to further facilitate product gathering, transportation and marketing to and from the Wheeler Plant. The supporting infrastructure and plant site were designed to accommodate one or more additional expansions. The construction of the facilities, associated gathering and pipelines cost approximately $65 million.

Amended Credit Facility

On July 23, 2013, we announced that we and our lending group amended our existing senior secured credit facility to allow for a temporary step-up in the Total Leverage Ratio and the Senior Secured Leverage Ratio, as defined in the credit facility, through the third quarter of 2014, respectively. The amendment also extends the period of time the Partnership is subject to the Senior Secured Leverage Ratio from September 30, 2013 to September 30, 2014. The amendment is effective as of June 30, 2013. See Note 7 for a description of the amendment to the senior secured credit facility.

RESULTS OF OPERATIONS

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$269,392	$172,945	$523,592	$395,658
Gathering, compression, processing and treating fees	20,153	10,451	41,095	21,962
Realized commodity derivative gains	8,177	16,463	18,175	22,626
Unrealized commodity derivative gains (losses)	22,316	79,502	(5,590)	64,731
Other revenue	113	3,043	610	3,182
Total revenue	320,151	282,404	577,882	508,159
Cost of natural gas, natural gas liquids, condensate and helium	185,760	97,914	365,748	228,368
Costs and expenses:
Operations and maintenance	35,122	27,562	67,341	54,611
Taxes other than income	5,060	4,620	8,926	9,770
General and administrative	19,396	18,736	38,243	35,577
Impairment	1,839	21,402	1,839	66,924
Depreciation, depletion and amortization	41,157	38,354	81,394	77,648
Total costs and expenses	102,574	110,674	197,743	244,530
Operating income	31,817	73,816	14,391	35,261
Other income (expense):
Interest expense, net	(16,609)	(10,647)	(33,693)	(20,888)
Unrealized interest rate derivatives gains	1,534	2,007	3,029	3,803
Realized interest rate derivative losses	(1,685)	(3,470)	(3,336)	(6,845)
Other income (expense), net	113	4	105	(45)
Total other expense	(16,647)	(12,106)	(33,895)	(23,975)
Income (loss) before income taxes	15,170	61,710	(19,504)	11,286
Income tax provision (benefit)	(862)	(79)	(2,022)	(170)
Net income (loss)	$16,032	$61,789	$(17,482)	$11,456
Adjusted EBITDA(a)	$55,853	$57,668	$109,470	$120,493
________________________

(a)	See "-Liquidity and Capital Resources - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, condensate and helium sales	$108,505	$55,937	$214,899	$129,017
Intersegment sales - natural gas and condensate	56,523	19,043	105,658	44,489
Gathering, compression, processing and treating fees	12,031	3,852	24,552	8,802
Other revenue (d)	37	2,864	37	2,864
Total revenue	177,096	81,696	345,146	185,172
Cost of natural gas, natural gas liquids, condensate and helium (b)	135,296	51,117	267,522	122,605
Intersegment cost of sales - natural gas	78	—	97	—
Operating costs and expenses:
Operations and maintenance	22,022	12,399	39,156	24,637
Depreciation and amortization	14,005	9,873	27,850	19,390
Total operating costs and expenses	36,027	22,272	67,006	44,027
Operating income	$5,695	$8,307	$10,521	$18,540

Capital expenditures	$27,543	$44,885	$45,846	$78,287

Realized prices (c):
Condensate (per Bbl)	$79.83	$82.29	$80.08	$89.28
Natural gas (per MMbtu)	$3.76	$1.93	$3.53	$2.19
NGLs (per Bbl)	$33.44	$38.30	$34.56	$42.40
Production volumes:
Gathering volumes (Mcf/d)(a)	349,681	133,590	346,224	146,749
NGLs (net equity Bbls)	265,538	297,688	325,800	626,802
Condensate (net equity Bbls)	295,204	163,320	570,874	335,414
Natural gas (MMbtu/d)(a)	9,676	(5,629)	6,559	(6,546)
_______________________

(a)	Gathering volumes (Mcf/d) and natural gas positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

(b)
Includes the cost of gathering, compression, processing and treating fees of $0.7 million, $1.0 million, $0.7 million and $0.7 million, respectively, for the three and six months ended June 30, 2013 and 2012.

(c)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(d)
The three and six months ended June 30, 2012 included the receipt of an insurance payment of $2.9 million for business interruption related to the downtime to our Cargray plant caused by the severe winter weather in 2011.

Revenues and Cost of Natural Gas, NGLs, Condensate and Helium. For the three and six months ended June 30, 2013, revenues minus cost of natural gas, NGLs, condensate and helium for our Texas Panhandle Segment operations totaled $41.7 million and $77.5 million, respectively, compared to $30.6 million and $62.6 million for the three and six months ended June 30, 2012, respectively. The addition of volumes from the Panhandle Acquisition, which closed on October 1, 2012, positively impacted the Texas Panhandle Segment's revenues minus cost of natural gas, NGLs, condensate and helium relative to the corresponding prior year period by $14.2 million and $25.6 million during the three and six months ended June 30, 2013, respectively. This increase resulting from the Panhandle Acquisition was partially offset by the following: (i) lower condensate and NGL prices, (ii) the harsh winter storms in the Texas Panhandle in early January and late February 2013, which resulted in lower volumes and lower-than-normal NGL recovery rates and (iii) adjustments related to amounts recorded during the three months ended December 31, 2012. During the three and six months ended June 30, 2013, we received new information related to the assets acquired in the Panhandle Acquisition, which were operated by BP during the three months ended December 31, 2012. We were informed that the cost of natural gas, NGLs and condensate on the assets was higher than previously communicated. Due to these adjustments, our results for the three and six months ended June 30, 2013 were negatively impacted by $0.8 million and $2.0 million, respectively.

Our NGL equity volumes were lower in part due to our decision to reject ethane during the three and six months ended June 30, 2013. Our election to reject ethane is an economic decision based on our contract portfolio and the price spread between ethane and natural gas.  This decision also has a positive impact on our natural gas volumes as the ethane remains unprocessed and sold as natural gas.

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

Operating Expenses. Operating expenses, including taxes other than income, for the three and six months ended June 30, 2013, increased $9.6 million and $14.5 million, respectively, as compared to the three and six months ended June 30, 2012. The increase was primarily driven by $8.9 million and $13.9 million, respectively, of costs related to the operation of the assets acquired in the Panhandle Acquisition for the three and six months ended June 30, 2013. Excluding the acquisition, operating expenses increased primarily due to higher chemical costs and increased labor and related expenses, partially offset by repair costs related to the incident at our Phoenix processing facility in 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the three and six months ended June 30, 2013 increased $4.1 million and $8.5 million, respectively, from the three and six months ended June 30, 2012. The increase was due to increased depreciation expense primarily associated with the new Woodall Plant, the assets acquired in the Panhandle Acquisition and other capital projects placed into service during the period.

Capital Expenditures. Capital expenditures for the three and six months ended June 30, 2013, decreased by $17.3 million and $32.4 million, respectively, compared to the three and six months ended June 30, 2012. The decrease was primarily driven by spending related to the construction of our Woodall Plant in 2012, partially offset by spending related to construction of our Wheeler Plant in 2013.

On July 8, 2013, we announced the successful startup of previously announced 60 MMcf/d high-efficiency cryogenic processing plant in Wheeler County, Texas, in the heart of the Granite Wash play. With the completion of the Wheeler Plant, we now have in excess of 500 MMcf/d of high-efficiency cryogenic processing capacity serving the Granite Wash play. The construction of the Wheeler Plant and associated gathering and compression is expected to cost approximately $65 million, of which $59.1 million had been spent through June 30, 2013.

East Texas and Other Midstream Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids and condensate sales	$26,597	$30,998	$53,985	$72,268
Intersegment sales - natural gas	12,705	6,928	21,243	16,451
Gathering, compression, processing and treating fees (b)	8,081	6,599	16,439	13,160
Total revenue	47,383	44,525	91,667	101,879
Cost of natural gas, natural gas liquids, condensate and helium	36,340	32,550	69,574	78,058
Operating costs and expenses:
Operations and maintenance	5,006	5,764	9,835	10,893
Impairment	—	20,617	—	66,139
Depreciation and amortization	4,989	6,667	9,991	13,802
Total operating costs and expenses	9,995	33,048	19,826	90,834
Operating (loss) income	$1,048	$(21,073)	$2,267	$(67,013)

Capital expenditures	$3,071	$2,967	$4,847	$5,652

Realized prices (c):
Condensate (per Bbl)	$93.29	$103.71	$93.75	$103.68
Natural gas (per MMbtu)	$3.93	$2.22	$3.63	$2.59
NGLs (per Bbl)	$28.10	$39.72	$29.01	$42.53
Production volumes:
Gathering volumes (Mcf/d)(a)	194,704	265,472	197,164	278,961
NGLs (net equity Bbls)	74,620	84,981	127,605	176,325
Condensate (net equity Bbls)	9,100	10,403	14,299	21,727
Natural gas (MMbtu/d)(a)	(190)	3,952	14	2,031
_________________________

(a)	Gathering volumes (Mcf/d) and natural gas positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

(b)
Includes the cost of gathering, compression, processing and treating fees of $0.7 million, $1.2 million, $1.3 million and $2.8 million, respectively, for the three and six months ended June 30, 2013 and 2012.

(c)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

Revenues and Cost of Natural Gas, NGLs and Condensate. For the three and six months ended June 30, 2013, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $11.0 million and $22.1 million, respectively, compared to $12.0 million and $23.8 million for the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2013 and 2012, we recorded revenues associated with indemnity payments of $1.9 million, $4.0 million, $0.7 million and $0.7 million, respectively. We receive indemnity payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these indemnity payments, revenues minus cost of natural gas, NGLs and condensate for the three and six months ended June 30, 2013 and 2012, would have been $9.1 million, $18.1 million, $11.3 million and $23.1 million, respectively. The decrease, excluding indemnity payments, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, is primarily due to a decrease in gathering and equity volumes and lower condensate and NGL prices.

The gathering, NGL and condensate volumes for the three and six months ended June 30, 2013, decreased as compared to the three and six months ended June 30, 2012, due in part to the impact of Hurricane Isaac in August 2012, which caused significant damage to the Yscloskey Plant in Louisiana, in which we have a non-operated ownership interest. The owners of the Yscloskey Plant elected to shut down the facility following Hurricane Isaac. We estimate this negatively impacted gathering volumes by approximately 52 MMcf/d and NGL volumes by approximately 14,400 Bbls for the six months ended June 30, 2013. In addition, our volumes declined due to the loss of customers on our Panola system, which we estimate negatively impacted gathering volumes by approximately 4 MMcf/d, NGL volumes by approximately 18,300 Bbls and condensate volumes by approximately 4,100 Bbls for the six months ended June 30, 2013. Also contributing to the decrease in gathering, NGL and condensate volumes were natural declines in the production of the existing wells and reduced drilling activity in dry-gas formations related to a decline in natural gas prices.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2013, decreased $0.8 million and $1.1 million, respectively, compared to the three and six months ended June 30, 2012, primarily due to the lower operating expenses at Yscloskey and Panola.

Impairment. No impairment charges were recorded during the three and six months ended June 30, 2013. We recorded impairment charges of $20.6 million and $66.1 million during the three and six months ended June 30, 2012, respectively, on certain assets due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012 and (ii) the loss of significant gathering contracts on our Panola system during the three months ended June 30, 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the three and six months ended June 30, 2013, decreased $1.7 million and $3.8 million, respectively, compared to the three and six months ended June 30, 2012. The decrease was a result of the impairment charges recorded during 2012.

Capital Expenditures. Capital expenditures for the three and six months ended June 30, 2013 increased $0.1 million and decreased $0.8 million, respectively, compared to the three and six months ended June 30, 2012. The decrease for the six months ended June 30, 2013, was due to capital expenditures incurred in 2012 related to the Indian Springs plant.

Marketing and Trading Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues:
Natural gas, oil and condensate sales	$96,632	$53,389	$183,345	$119,971
Intersegment sales - natural gas and condensate	(71,503)	(28,084)	(130,971)	(65,903)
Gathering, compression, processing and treating fees	41	—	104	—
Total revenue	25,170	25,305	52,478	54,068
Cost of oil and condensate	14,124	14,247	28,652	27,705
Intersegment cost of condensate	9,327	10,383	20,420	24,014
Operating costs and expenses:
Operations and maintenance	(8)	1	(2)	1
Depreciation and amortization	93	25	177	55
Total operating costs and expenses	85	26	175	56
Operating income	$1,634	$649	$3,231	$2,293

Capital Expenditures	$2	$89	$156	$231

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

For the three and six months ended June 30, 2013 and 2012, revenues minus cost of oil and condensate totaled $1.7 million, $3.4 million, $0.7 million and $2.3 million, respectively. The second quarter and year-to-date increases were due to increased natural gas marketing and trading activity. Revenues for the three and six months ended June 30, 2013, include an unrealized mark-to-market gain of $0.2 million and a loss of $0.1 million, respectively, and a loss of $0.5 million and $0.3 million for the three and six months ended June 30, 2012, respectively, related to the financial derivatives and physical contracts.

Upstream Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$15,756	$12,247	$28,069	$29,712
Intersegment sales - condensate	9,220	10,306	20,506	22,795
Natural gas	10,355	6,832	18,536	14,150
Intersegment sales - natural gas	2,374	2,113	4,188	4,963
NGLs	8,596	10,340	18,872	23,081
Sulfur	2,951	3,202	5,886	7,459
Other	76	179	573	318
Total revenue	49,328	45,219	96,630	102,478
Operating Costs and expenses:
Operations and maintenance	13,162	14,018	27,278	28,850
Impairment	1,839	785	1,839	785
Depletion, depreciation and amortization	21,456	21,366	42,385	43,586
Total operating costs and expenses	36,457	36,169	71,502	73,221
Operating income	$12,871	$9,050	$25,128	$29,257

Capital expenditures	$35,119	$45,541	$69,169	$72,769

Realized average prices:
Oil and condensate (per Bbl)	$84.85	$84.60	$84.71	$88.92
Natural gas (per Mcf)	$4.00	$2.06	$3.60	$2.27
NGLs (per Bbl)	$30.90	$38.63	$33.22	$42.24
Sulfur (per Long ton)	$110.75	$147.55	$110.54	$147.15
Production volumes:
Oil and condensate (Bbl)	294,353	266,580	573,421	590,524
Natural gas (Mcf)	3,181,264	4,341,298	6,310,316	8,437,103
NGLs (Bbl)	278,158	267,673	568,024	546,404
Total (Mcfe)	6,616,330	7,546,811	13,158,986	15,258,666
Sulfur (Long ton)	26,641	21,705	53,240	50,697

Revenues. For the three and six months ended June 30, 2013, Upstream Segment revenues increased by $4.1 million and decreased by $5.8 million, respectively, as compared to the three and six months ended June 30, 2012.  The increase in revenues for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to higher realized oil and natural gas prices and higher oil, NGL and sulfur volumes, partially offset by lower natural gas volumes and lower realized NGL and sulfur prices.

The decrease in revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to the lower realized oil, NGL and sulfur prices and lower oil and natural gas volumes, partially offset by higher realized natural gas prices and higher NGL and sulfur volumes. Volumes during the six months ended June 30, 2013 were negatively impacted by suspended operations at our Flomaton separation and treating facility, increased fuel consumption at our Big Escambia Creek treating and processing facility, production delays associated with certain wells' extended drilling time in the Mid-Continent, an unsuccessful development well due to mechanical issues in the Mid-Continent and less than expected volumes from our Mid-Continent and Permian recompletion projects.

On February 7, 2013, we suspended operations at our Flomaton treating facility in Escambia County, Alabama due to the failure of certain plant equipment and inlet volumes that were insufficient to operate the facility's sulfur recovery unit. To increase inlet volumes of the field to operate the treating facility we attempted to restore production from two wells connected to the facility, but these operations were unsuccessful. We resumed facility operations on April 18, 2013, after repairing the equipment and increasing inlet volumes by diverting production from a nearby operated well; however, on May 24, 2013, we again suspended operations due to equipment failure at the treating facility. We estimate that during the six months ended June 30, 2013 we lost revenues of approximately $1.2 million and incurred increased facility expenses of $0.2 million. During the first three months of 2013 we incurred increased operating expenses of approximately $2.4 million related to the production restoration attempts. On July 31, 2013, we received approval from the required percentage of owners of the Big Escambia Creek and Flomaton plants to resume operations by re-routing gas from the Flomaton facility to our Big Escambia Creek facility for treating and processing, while continuing to stabilize and sell the Flomaton field condensate at the Flomaton facility.
In March 2012, we completed a scheduled turnaround of the Flomaton facility which took approximately twelve days. We estimate the lost revenue due to the downtime was approximately $0.5 million and the turnaround expense was approximately $0.6 million for the six months ended June 30, 2012.
In March 2013, we booked an adjustment related to 2011 revenues for certain of our wells in East Texas that are processed at the third-party owned Eustace plant. These adjustments were made by the third-party plant operator and decreased previously reported revenues by approximately $0.8 million.
On December 20, 2012, we sold our Barnett Shale properties located in Denton and Tarrant Counties, Texas. During the six months ended June 30, 2012, the properties produced an average of 5.9 MMcfe/d with revenues of $1.8 million and operating expenses of $2.0 million.
Operating Expenses. Operating expenses, including severance and ad valorem taxes, decreased $0.9 million and $1.6 million for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012.  The decrease was primarily due to the sale of our Barnett Shale properties, lower severance taxes resulting from decreased sales and from a refund received from the state of Oklahoma for taxes paid in prior years. These items were offset by higher workover costs related to the two attempts to restore production to the Flomaton facility and to higher post-production costs.
 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense increased by $0.1 million and decreased by $1.2 million for the three and six months ended June 30, 2013, respectively, as compared to the same period in the prior year.  The decrease for the six months ended June 30, 2013 was primarily a result of the sale of our Barnett Shale properties and impairment charges recorded during 2012.

 Impairment.  During the three and six months ended June 30, 2013, we incurred impairment charges of $1.8 million related to certain proved properties in the Permian region due to lower commodity prices and continued high operating costs. During the three and six months ended June 30, 2012, we incurred impairment charges of $0.8 million related to certain unproved property leasehold that is expected to expire in 2013.

Capital Expenditures.  Capital expenditures decreased by $10.4 million and $3.6 million for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to reduced drilling activity offset by higher than expected drilling costs.  During the six months ended June 30, 2013, two of the development wells we drilled and completed cost more than we expected due to hole stability problems, and we were unsuccessful drilling another development well due to mechanical problems.

On July 19, 2012, one of our operated wells in Wayne County, Mississippi experienced an uncontrolled flow event during a well workover operation. We have Control of Well insurance for this incident up to $20 million. We estimate the cost of the incident and the subsequent attempts to bring the well on-line were over $29.1 million. As of June 30, 2013, we had received $16.0 million of reimbursement for this incident and had a receivable of $4.0 million related to expected additional reimbursements; on July 25, 2013, we received the remaining $4.0 million. We have classified the costs above the $20 million recoverable under our insurance policy as capital expenditures.

During the three months ended June 30, 2013, we drilled and completed five gross operated wells and participated in nine gross non-operated wells in the Mid-Continent region. Additionally, during the three months ended June 30, 2013, we conducted eleven capital workovers and six recompletions across our operations, two of which were unsuccessful.

Corporate and Other Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues:
Realized commodity derivative gains	$8,177	$16,463	$18,175	$22,626
Unrealized commodity derivative gains (losses)	22,316	79,502	(5,590)	64,731
Intersegment elimination - Sales of natural gas and condensate	(9,319)	(10,306)	(20,624)	(22,795)
Total revenue	21,174	85,659	(8,039)	64,562
Intersegment elimination - Cost of natural gas and condensate	(9,405)	(10,383)	(20,517)	(24,014)
General and administrative	19,396	18,736	38,243	35,577
Depreciation and amortization	614	423	991	815
Operating (loss) income	10,569	76,883	(26,756)	52,184
Other expense:
Interest expense, net	(16,609)	(10,647)	(33,693)	(20,888)
Unrealized interest rate derivatives gains	1,534	2,007	3,029	3,803
Realized interest rate derivative losses	(1,685)	(3,470)	(3,336)	(6,845)
Other income (expense), net	113	4	105	(45)
Total other expense	(16,647)	(12,106)	(33,895)	(23,975)
Loss before income taxes	(6,078)	64,777	(60,651)	28,209
Income tax provision (benefit)	(862)	(79)	(2,022)	(170)
Segment income loss	$(5,216)	$64,856	$(58,629)	$28,379

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

During the three and six months ended June 30, 2013, unrealized gains in our commodity derivative portfolio decreased by $57.2 million and $70.3 million, respectively, as compared to the three and six months ended June 30, 2012, due to increases in the natural gas, NGL and crude oil forward curves.

During the three and six months ended June 30, 2013, realized gains in our commodity derivatives decreased by $8.3 million and $4.5 million, respectively, compared to realized commodity derivative gains during the three and six months ended June 30, 2012. The decrease in the realized gains for the three and six months ended June 30, 2013, as compared to the same period in the prior year, was due to higher natural gas index prices, partially offset by lower crude oil and NGL index prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year. In addition, the decrease in realized gains is due to the higher level of direct NGL product contracts that settled during the three and six months ended June 30, 2012, as compared to the same period in 2013.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the three and six months ended June 30, 2013 and 2012, our Upstream Segment sold natural gas and condensate to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the three and six months ended June 30, 2013, our Upstream Segment sold natural gas to our Panhandle Segment.

General and Administrative Expenses. General and administrative expenses increased by $0.7 million and $2.7 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. This increase was primarily due to higher salaries and benefits, which was due to (i) an increase in our headcount due to the Panhandle Acquisition and (ii) increased equity compensation expense due to additional grants.

We do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consists of both realized and unrealized gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. During July 2012, in conjunction with our issuance of $250.0 million of senior unsecured notes, which increased our fixed interest rate exposure, we terminated the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps. During the three and six months ended June 30, 2013, our realized settlement losses decreased by $1.8 million and $3.5 million, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the transactions described above. For the three and six months ended June 30, 2013, we recognized unrealized gains of $1.5 million and $3.0 million, respectively, as compared to unrealized gains of $2.0 million and $3.8 million during the same period in 2012. These unrealized mark-to-market gains did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $6.0 million and $12.8 million during the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The increase in interest expense is due to the issuance of the senior unsecured notes, described above, along with increased borrowings on our revolving credit facility.

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

Adjusted EBITDA

Adjusted EBITDA, as defined under "-Liquidity and Capital Resources - Non-GAAP Financial Measures," decreased by $1.8 million and $11.0 million from $57.7 million and $120.5 million for the three and six months ended June 30, 2012, respectively, to $55.9 million and $109.5 million for the three and six months ended June 30, 2013, respectively.

As described above, revenues minus cost of natural gas and NGLs for the Midstream Business (excluding unrealized gains from the Marketing and Trading Segment) increased by $10.6 million and increased by $14.1 million during the three and six months ended June 30, 2013, respectively, as compared to the comparable period in 2012. The Upstream Segment revenues (excluding imbalances) increased $3.8 million and decreased by $6.0 million during the three and six months ended June 30, 2013, respectively, as compared to the comparable period in 2012. Intercompany eliminations of revenues minus cost of natural gas and condensate resulted was flat for the three months ended June 30, 2013 as compared to the comparable period in 2012. Intercompany eliminations of revenues minus cost of natural gas and condensate resulted in a $1.3 million decrease during the six months ended June 30, 2013 as compared to the comparable period in 2012. Our Corporate and Other Segment's realized commodity derivatives gains decreased by $8.3 million and $4.5 million during the three and six months ended June 30, 2013, respectively, as compared to the comparable period in 2012. This resulted in total incremental revenues minus cost of natural gas and NGLs increasing by $6.1 million and $2.4 million during the three and six months ended June 30, 2013, respectively, as compared to the comparable period in 2012.  The incremental revenue amounts are adjusted to exclude the impact of unrealized commodity derivatives and the non-cash mark-to-market Upstream Segment imbalances, none of which are included in the calculation of Adjusted EBITDA.

Operating expenses (including taxes other than income) for our Midstream Business increased by $8.9 million and $13.5 million for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012, and operating expenses (including taxes other than income) for the Upstream Segment decreased $0.9 million and $1.6 million for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012.

General and administrative expenses, excluding the impact of non-cash compensation charges related to our long-term incentive program and other non-recurring items and captured within our Corporate and Other Segment, decreased by less than $0.1 million for the three months ended June 30, 2013 and increased by $1.5 million during the six months ended June 30, 2013 as compared to the respective periods in 2012.

As a result, revenues (excluding the impact of unrealized commodity derivative activity) minus cost of natural gas, NGLs and condensate for the three and six months ended June 30, 2013, as compared to the same period in 2012, increased by $6.1 million and $2.4 million, respectively, operating expenses increased by $8.0 million and $11.9 million, respectively, and general and administrative expenses was flat for the three months ended June 30, 2013 as compared to the respective period in 2012 and increased by $1.5 million for the six months ended June 30, 2013 as compared to the comparable period in 2012.  The decreases in revenues minus the cost of natural gas, NGLs and condensate and the increases in operating costs and general and administrative expenses, resulted in an decrease to Adjusted EBITDA for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012.

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

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of June 30, 2013, a total of 1,521,086 units had been issued under this program for net proceeds of approximately $13.0 million, of which 686,759 units were issued during the three months ended June 30, 2013 for net proceeds of approximately $5.7 million. Issuance costs associated with the program for the three and six months ended June 30, 2013 were $0.3 million.

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

•
maintenance capital expenditures, which are made to (i) replace partially or fully depreciated assets, meet regulatory requirements, or maintain the existing operating capacity of our gathering, processing and treating assets or (ii) maintain our natural gas, NGL, crude or sulfur production. With respect to maintenance capital expenditures intended to maintain the Partnership's natural gas, NGL, crude or sulfur production, we estimate these amounts based on current projections and expectations, and do not undertake to adjust any historical amounts based on the actual impact of such expenditures on production. As a result, the included amount of maintenance capital expenditures could fail to maintain production if actual performance does not meet projections and expectations, including, without limitation, on account of (i) unanticipated mechanical issues; (ii) unanticipated delays; (iii) lower than anticipated mechanical issues; and/or (iv) unanticipated loss of, or higher than anticipated decline in, existing production.

The primary impact of this categorization is that we reduce the amount of cash we consider available for distribution by the amount of our maintenance capital expenditures.

Our current 2013 capital budget anticipates that we will spend approximately $208 million in total, of which we expect approximately $60 million to be categorized as maintenance capital expenditures and $148 million to be categorized as growth capital expenditures. Our capital expenditures were approximately $67.4 million and $123.3 million for the three and six months ended June 30, 2013, respectively, of which $14.9 million and $27.6 million were related to maintenance capital expenditures and $52.5 million and $95.7 million were related to growth capital expenditures. As a result of the hole stability and mechanical problems encountered during the process of drilling certain wells, our capital expenditures in our Upstream Segment for the six months ended June 30, 2013, were $18.3 million higher than our expectations.

In order to lower sulfur dioxide (SO2) emissions from our Big Escambia Creek processing facility in Alabama, as required by our existing air emissions permit, our operating subsidiary initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and through June 30, 2013 had resulted in increased sulfur production and reductions in SO2 emissions to levels well below the required permitted levels. The total cost of this phase was approximately $22.3 million net to our interest.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek processing facility. This phase is designed to improve the operational reliability of the processing facility, further increase the quantity of marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Southern Alabama. The improvements to our sulfur recovery unit will also further reduce SO2 emissions, helping to ensure our compliance with the National Ambient Air Quality Standards the Environmental Protection Agency enacted in mid-2010. In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2014 at a cost of approximately $11.6 million net to our interest.

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
On December 31, 2012, aggregate commitments under the Credit Agreement increased from $675 million to $820 million. We have the option to request further increases, subject to the terms and conditions of the Credit Agreement, up to a total aggregate amount of $1.2 billion. Availability under the revolving credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of June 30, 2013, our borrowing base totaled approximately $803 million.
On July 23, 2013, we and our lenders amended the Credit Agreement to allow for a temporary step-up in the Total Leverage Ratio and the Senior Secured Leverage Ratio, as defined therein, through the third quarter of 2014 and the third quarter of 2013, respectively. The amendment also extends the period of time we are subject to the Senior Secured Leverage Ratio from September 30, 2013 to September 30, 2014. The amendment is effective as of June 30, 2013, and adjusts the Total Leverage Ratio and Senior Secured Leverage Ratio covenants as follows:

	Total Leverage Ratio		Senior Secured Leverage Ratio
Quarter ended	Amended	Previous	Amended	Previous
June 30, 2013	5.50x	4.75x	3.15x	2.85x
September 30, 2013	5.50x	4.75x	3.15x	2.85x
December 31, 2013	5.50x	4.50x	3.15x	NA
March 31, 2014	5.25x	4.50x	3.10x	NA
June 30, 2014	5.00x	4.50x	3.05x	NA
September 30, 2014	4.75x	4.50x	2.95x	NA
Thereafter	4.50x	4.50x	NA	NA
As of June 30, 2013, we had approximately $164.4 million of availability under the revolving credit facility.
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
On July 13, 2012, we completed the sale of an additional $250.0 million of Senior Notes under the same indenture through a private placement. After the original discount of $3.7 million and excluding related offering expenses, we received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under our revolving credit facility.

Debt Covenants

Our revolving credit facility requires us to maintain certain leverage, current and interest coverage ratios. As of June 30, 2013, we were in compliance with all of our debt covenants, and we believe that we will remain in compliance with our financial covenants through 2013. Our financial covenant requirements and actual ratios as of June 30, 2013, are as follows:

	Per Credit Agreement	Actual
Interest coverage ratio	2.5 (Min)	3.4
Total leverage ratio	5.5 (Max)	4.7
Senior secured leverage ratio	3.15 (Max)	2.5
Current ratio	1.0 (Min)	1.7

Our long-term target is to maintain our ratio of outstanding debt to Adjusted EBITDA, or "total leverage ratio," at or below 3.5 to 1.0 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects. For example, our total leverage ratio exceeded our long-term target as of June 30, 2013, due in part to: (i) our borrowings related to our Panhandle acquisition on October 1, 2012; (ii) our funding of ongoing drilling and other capital projects; and (iii) lower NGL prices and other factors negatively impacting our Adjusted EBITDA. We expect our efforts to maintain or reduce our leverage ratio during 2013 will be primarily through investing in attractive growth opportunities that will increase our Adjusted EBITDA.

Our Senior Notes were issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At June 30, 2013, we were in compliance with our covenants under the Senior Notes indenture.

For a further discussion of our revolving credit facility and Senior Notes, see Note 8 to our consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2012.

Cash Flows

Cash Distributions

On January 28, 2013, we declared our fourth quarter 2012 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on February 7, 2013. The distribution was paid on February 14, 2013.

On April 23, 2013, we declared our first quarter 2013 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on May 7, 2013 (excluding certain restricted unit grants). The distribution was paid on May 15, 2013.

On July 23, 2013, we declared our second quarter 2013 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on August 7, 2013 (excluding certain restricted unit grants). The distribution will be paid on August 14, 2013.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of June 30, 2013, working capital was a negative $29.2 million as compared to a positive $0.5 million as of December 31, 2012.

The net decrease in working capital of $29.6 million from December 31, 2012 to June 30, 2013, resulted primarily from the following factors:

•	accounts payable increased by $23.0 million primarily as a result of higher volumes and the timing of payments of unbilled expenditures

•
risk management net working capital balance decreased by a net $9.9 million as a result of changes in current portion of mark-to-market unrealized positions as a result of increases to the forward natural gas, oil and NGL price curves;

•	accrued liabilities increased by $7.5 million primarily reflecting accrued interest:

•	prepayment and other current assets decreased $0.8 million primarily due to amortization of prepaid expenses.

These decreases were partially offset by the following factor:

•	trade accounts receivable increased by $11.5 million primarily from higher volumes and the timing of receipts.

Cash Flows for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Cash Flow from Operating Activities. Cash flows from operating activities increased $43.3 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This increase was primarily due to timing of cash payments, partially offset by the timing of cash receipts and a decrease in our results of operations as a result of increased operating costs and lower realized settlements. Increased natural gas prices during the six months ended June 30, 2013, resulted in us realizing lower net settlement gains on our commodity derivatives, of which $0.9 million was reclassed to cash flows from financing activities. During the three months ended June 30, 2012, $8.4 million was reclassed to cash flows from financing activities. During the six months ended June 30, 2013, we did not make any payments to unwind any derivative contracts. We made a payment of $1.1 million to partially unwind certain commodity derivative contracts during the six months ended June 30, 2012.

Cash Flows from Investing Activities. Cash flows used in investing activities for the six months ended June 30, 2013 were $140.5 million, as compared to cash flows used in investing activities of $152.2 million for the six months ended June 30, 2012. The key difference between periods was the $11.4 million decrease in capital expenditures, in particular, decreased spending on drilling in our Upstream Segment for the six months ended June 30, 2013 as compared to the same period in 2012. In addition, during the six months ended June 30, 2013, we were only constructing our Wheeler plant, as compared to the same period in 2012, when we were constructing both our Woodall and Wheeler plants.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the six months ended June 30, 2013 were $35.5 million as compared to cash flows provided by financing activities of $89.6 million for the six months ended June 30, 2012. Key differences between periods included net proceeds of $98.2 million from our equity offering which closed on March 12, 2013, compared to net proceeds of $31.8 million from the exercise of warrants during the six months ended June 30, 2012. Cash inflows related to our net proceeds on our revolving credit facility were $4.5 million during the six months ended June 30, 2013, as compared to net proceeds of $106.4 million during the six months ended June 30, 2012. Cash outflows related to our distributions increased to $67.1 million during the six months ended June 30, 2013, as compared to $56.7 million during the six months ended June 30, 2012, as a result of an increase in our units outstanding.

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

Off-Balance Sheet Obligations

We had no off-balance sheet transactions or obligations as of June 30, 2013.

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

The following table sets forth a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Reconciliation of Adjusted EBITDA to net cash flows provided by (used in) operating activities and net income:
Net cash flows provided by operating activities	$64,232	$22,782	$105,074	$61,771
Add (deduct):
Depreciation, depletion, amortization and impairment	(42,996)	(59,756)	(83,233)	(144,572)
Amortization of debt issuance costs	(1,071)	(707)	(2,107)	(1,406)
Risk management portfolio value changes	24,009	81,037	(2,655)	69,322
Reclassing financing derivative settlements	(167)	4,803	877	8,420
Other	(3,618)	(3,032)	(7,313)	(5,303)
Accounts receivable and other current assets	6,123	(24,641)	10,674	(14,977)
Accounts payable and accrued liabilities	(30,728)	41,780	(39,239)	38,867
Other assets and liabilities	248	(477)	440	(666)
Net income (loss)	16,032	61,789	(17,482)	11,456
Add (deduct):
Interest expense, net	18,181	14,113	36,924	27,778
Depreciation, depletion, amortization and impairment	42,996	59,756	83,233	144,572
Income tax expense benefit	(862)	(79)	(2,022)	(170)
EBITDA	76,347	135,579	100,653	183,636
Add (deduct):
Unrealized (gains) losses from derivative activity	(24,009)	(81,036)	2,655	(68,264)
Restricted unit compensation expense	3,520	2,818	6,167	5,012
Non-cash mark-to-market Upstream imbalances	(5)	307	(5)	109
ADJUSTED EBITDA	$55,853	$57,668	$109,470	$120,493

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

We have not designated our contracts as accounting hedges based on authoritative guidance. As a result, we mark our derivatives to market with the resulting change in fair value being included in our statement of operations. As of June 30, 2013, our commodity hedge portfolio totaled a net asset position of $47.4 million, consisting of assets aggregating $50.0 million and liabilities aggregating $2.6 million. For additional information about our hedging activities and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.

In addition, we market and trade natural gas. Though we intend for these activities to complement our existing operations, they may expose us to additional and different risks, as our activities are expected to be more comprehensive than our commodities derivative activities described above. To minimize our exposure to trading losses, we have established procedures to monitor and limit risk, including the use of value-at-risk metrics.
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

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations. As of June 30, 2013, the fair value liability of these interest rate contracts totaled approximately $11.7 million. For additional information about our interest rate swaps and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

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

Our derivative counterparties at June 30, 2013, not including counterparties of our marketing and trading business, included BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron & Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, Regions Financial Corporation and CITIBANK, N.A.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of common units during the three months ended June 30, 2013:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	—	$—	—	—
May 1, 2013 - May 31, 2013	(114,812)	$8.71	—	—
June 1, 2013 - June 30, 2013	—	$—	—	—
Total	(114,812)	$8.71	—	—

All of the units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are deeming the surrenders to be "repurchases." These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

2.1*	Amendment to BP Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of June 27, 2013.

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750))

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

3.6
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 42 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.7
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

10.1
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Commission on July 23, 2013).

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2013.

EAGLE ROCK ENERGY PARTNERS, L.P.

By:	Eagle Rock Energy GP, L.P., its general partner

By:	Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ JEFFREY P. WOOD
Name:	Jeffrey P. Wood
Title:	Senior Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit Number	Description

2.1*	Amendment to BP Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of June 27, 2013.

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750))

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

3.6
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 42 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

3.7
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commission on July 30, 2010)

10.1
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed with the Commission on July 23, 2013).

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.