Form 10-Q
period 2013-09-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2013-11-01
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013
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

The issuer had 159,591,063 common units outstanding as of October 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76	$25
Accounts receivable (a)	141,796	138,732
Risk management assets	11,406	33,340
Prepayments and other current assets	6,143	9,867
Total current assets	159,421	181,964
PROPERTY, PLANT AND EQUIPMENT — Net	1,976,573	1,968,206
INTANGIBLE ASSETS — Net	106,591	111,515
DEFERRED TAX ASSET	1,997	1,656
RISK MANAGEMENT ASSETS	6,734	7,953
OTHER ASSETS	21,649	22,922
TOTAL	$2,272,965	$2,294,216

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$163,616	$160,473
Accrued liabilities	44,682	19,764
Taxes payable	—	46
Risk management liabilities	7,053	1,231
Total current liabilities	215,351	181,514
LONG-TERM DEBT	1,199,091	1,153,103
ASSET RETIREMENT OBLIGATIONS	46,939	44,814
DEFERRED TAX LIABILITY	39,480	43,000
RISK MANAGEMENT LIABILITIES	4,699	1,700
OTHER LONG TERM LIABILITIES	3,153	1,711
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY (b)	764,252	868,374
TOTAL	$2,272,965	$2,294,216
________________________

(a)	Net of allowance for bad debt of $894 as of September 30, 2013 and $972 as of December 31, 2012.

(b)
156,079,176 and 144,675,751 common units were issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 3,509,387 and 2,608,035 as of September 30, 2013 and December 31, 2012, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$306,820	$184,494	$830,412	$580,152
Gathering, compression, processing and treating fees	21,134	13,604	62,229	35,566
Commodity risk management (losses) gains, net	(26,834)	(35,503)	(14,249)	51,854
Other revenue	113	794	723	3,976
Total revenue	301,233	163,389	879,115	671,548
COSTS AND EXPENSES:
Cost of natural gas, natural gas liquids, condensate and helium	213,509	110,430	579,257	338,798
Operations and maintenance	33,075	27,074	100,416	81,685
Taxes other than income	5,825	4,748	14,751	14,518
General and administrative	20,537	16,807	58,780	52,384
Impairment	61,389	55,900	63,228	122,824
Depreciation, depletion and amortization	42,641	40,395	124,035	118,043
Total costs and expenses	376,976	255,354	940,467	728,252
OPERATING (LOSS) INCOME	(75,743)	(91,965)	(61,352)	(56,704)
OTHER INCOME (EXPENSE):
Interest expense, net	(17,475)	(14,199)	(51,168)	(35,087)
Interest rate risk management losses, net	(459)	(1,118)	(766)	(4,160)
Other income (expense), net	79	1	184	(44)
Total other expense	(17,855)	(15,316)	(51,750)	(39,291)
LOSS BEFORE INCOME TAXES	(93,598)	(107,281)	(113,102)	(95,995)
INCOME TAX BENEFIT	(2,033)	(386)	(4,055)	(556)
NET LOSS	$(91,565)	$(106,895)	$(109,047)	$(95,439)

NET LOSS PER COMMON UNIT—BASIC AND DILUTED:
Net Loss
Common units - Basic and diluted	$(0.59)	$(0.78)	$(0.73)	$(0.74)
Weighted Average Units Outstanding
Common units - Basic and diluted	156,079	138,059	152,618	132,710
 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
($ in thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — December 31, 2012	144,675,751	$868,374	$868,374
Net loss	—	(109,047)	(109,047)
Distributions	—	(102,079)	(102,079)
Vesting of restricted units	481,478	—	—
Repurchase of common units	(114,812)	(1,000)	(1,000)
Equity based compensation	—	10,106	10,106
Common units issued in equity offering	11,036,759	102,388	102,388
Unit issuance costs for equity offering	—	(4,490)	(4,490)
BALANCE — September 30, 2013	156,079,176	$764,252	$764,252

 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,047)	$(95,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	124,035	118,043
Impairment	63,228	122,824
Amortization of debt issuance costs	3,283	2,425
Loss (gain) from risk management activities, net	15,245	(47,309)
Derivative settlements	15,677	17,927
Equity-based compensation	10,106	8,092
Loss on sale of assets	(114)	34
Other	320	578
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(2,697)	(1,105)
Prepayments and other current assets	3,724	(871)
Risk management activities	—	(7,663)
Accounts payable	13,953	(23,662)
Accrued liabilities	17,878	17,019
Other assets	(1,776)	1,807
Other current liabilities	(1,621)	(1,700)
Net cash provided by operating activities	152,194	111,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(190,824)	(223,333)
Proceeds from sale of assets	209	215
Deposit for acquisition	—	(22,750)
Purchase of intangible assets	(2,899)	(3,836)
Net cash used in investing activities	(193,514)	(249,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	463,700	663,550
Repayment of long-term debt	(418,200)	(814,050)
Proceeds from senior notes	—	246,253
Payment of debt issuance costs	—	(5,081)
Proceeds from derivative contracts	1,052	11,964
Common unit issued in equity offerings	102,388	94,838
Issuance costs for equity offerings	(4,490)	(4,192)
Exercise of warrants	—	31,804
Repurchase of common units	(1,000)	(292)
Distributions to members and affiliates	(102,079)	(86,773)
Net cash provided by financing activities	41,371	138,021
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51	(683)
CASH AND CASH EQUIVALENTS—Beginning of period	25	877
CASH AND CASH EQUIVALENTS—End of period	$76	$194

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in property, plant and equipment, not paid	$18,759	$14,700
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$37,449	$22,555
Cash paid for taxes	$59	$793
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At September 30, 2013 and December 31, 2012, the Partnership had $0.1 million and $0.8 million, respectively, of crude oil finished goods inventory, which is recorded as part of Other Current Assets within the unaudited condensed consolidated balance sheet.

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

See Notes 4 and 6 for further discussion on impairment charges.

Revenue Recognition—The Partnership's primary types of sales and service activities reported as operating revenue include:

•	sales of natural gas, NGLs, crude oil, condensate, sulfur and helium;

•
natural gas gathering, processing and transportation, from which the Partnership generates revenues primarily through the compression, gathering, treating, processing and transportation of natural gas; and

•	NGL transportation from which the Partnership generates revenues from transportation fees.

Revenues associated with sales of natural gas, NGLs, crude oil, condensate, sulfur and helium are recognized when title passes to the customer, which is when the risk of ownership passes to the customer and physical delivery occurs. Revenues associated with transportation and processing fees are recognized in the period when the services are provided.

For gathering and processing services, the Partnership either receives fees or commodities from natural gas producers under various types of contracts including percentage-of-proceeds, fixed recovery and percent-of-index arrangements. The Partnership also recognizes fee-based service revenues for services such as transportation, compression and processing.

The Partnership's Upstream Segment recognizes natural gas revenues based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  For the Upstream Segment, the Partnership had long-term imbalance payables totaling $0.3 million and $0.6 million as of September 30, 2013 and December 31, 2012, respectively.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of September 30, 2013, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $1.9 million. For the Midstream Business, as of December 31, 2012, the Partnership had imbalance receivables totaling $0.2 million and imbalance payables totaling $2.1 million. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

Other Reclassifications—The prior period within the unaudited condensed consolidated statements of cash flows has been reclassified to conform to current period presentation. Amounts have been reclassified to new rows titled “Loss from risk management activities, net” that combines settled and mark-to-market gains/losses on derivative instruments and “Derivative settlements” that includes cash attributable to derivative instruments that settled during the periods. The revisions to the cash flow presentation had no impact on “Net cash provided by operating activities.”

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Standards Accounting Board ("FASB") issued new guidance related to disclosure requirements about the nature of an entity's rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). To better facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosures will give financial statement users information about both gross and net exposures. The disclosure requirements were effective for the Partnership on January 1, 2013, and did not have a material impact on the Partnership's financial statements for the nine months ended September 30, 2013. See Notes 10 and 11 for the disclosures related to the Partnership's rights of set-off and the gross and net exposure related to its derivative instruments.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Land	$2,877	$2,876
Plant	513,877	444,023
Gathering and pipeline	770,785	753,009
Equipment and machinery	48,515	39,889
Vehicles and transportation equipment	3,965	4,021
Office equipment, furniture, and fixtures	1,291	1,285
Computer equipment	13,792	11,431
Linefill	5,181	4,328
Proved properties	1,272,944	1,213,622
Unproved properties	18,530	31,823
Construction in progress	37,172	60,870
	2,688,929	2,567,177
Less: accumulated depreciation, depletion and amortization	(712,356)	(598,971)
Net property, plant and equipment	$1,976,573	$1,968,206

The following table sets forth the total depreciation, depletion, capitalized interest costs and impairment expense by type of asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Depreciation	$18,074	$14,428	$51,568	$42,805
Depletion	$22,004	$23,422	$64,274	$66,775

Capitalized interest costs	$138	$256	$832	$987

Impairment expense:
Proved properties (a)	$61,389	$20,060	$63,228	$20,060
Unproved properties (b)	$—	$—	$—	$785
Plant assets (c)	$—	$32,551	$—	$39,896
Pipeline assets (c)	$—	$1,124	$—	$42,899
________________________________

(a)
During the three and nine months ended September 30, 2013, the Partnership incurred impairment charges in its Upstream Business related to certain proved properties, primarily in the Permian region, due to lower commodity prices, higher operating costs and lower reserve forecasts. During the three and nine months ended September 30, 2012, the Partnership incurred impairment charges in its Upstream Business related to its proved properties in the Barnett Shale that experienced reduced revenues resulting from lower natural gas prices and continuing high operating costs associated with gas compression.

(b)
During the nine months ended September 30, 2012, the Partnership incurred impairment charges in its Upstream Business related to certain unproved property leaseholds expected to expire undrilled in 2013.

(c)
During the three and nine months ended September 30, 2012, the Partnership incurred impairment charges in its Midstream Business related to certain plants and pipelines in its East Texas and Other Segment due to (i) reduced throughput volumes as its producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012, (ii) the loss of significant gathering contracts on its Panola system during the three and nine months ended September 30, 2012 and (iii) the substantial damage incurred at the Yscloskey process plant as a result of Hurricane Issac in August 2012.

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2013	2012
	($ in thousands)
Asset retirement obligations—January 1 (a)	$48,755	$33,303
Additional liabilities	1,000	1,546
Liabilities settled	(1,334)	(1,584)
Revision to liabilities	6,723	173
Accretion expense	2,696	1,707
Asset retirement obligations—September 30 (a)	$57,840	$35,145

_____________________________________

(a)	As of September 30, 2013 and December 31, 2012, $10.9 million and $3.9 million, respectively, were included within accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2013 and 2012, the Partnership made revisions of $6.7 million and $0.2 million, respectively, to increase certain asset retirement obligations due to changes in the estimated costs to remediate.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. The amortization period for the Partnership's rights-of-way and easements is 20 years. The amortization periods for contracts range from 5 to 20 years.  Intangible assets consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Rights-of-way and easements—at cost	$130,083	$127,375
Less: accumulated amortization	(34,617)	(29,959)
Contracts	36,940	38,009
Less: accumulated amortization	(25,815)	(23,910)
Net intangible assets	$106,591	$111,515

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth amortization and impairment expense by type of intangible asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Amortization	$2,553	$2,535	$8,163	$8,437

Impairment expense:
Rights-of-way (a)	$—	$93	$—	$3,808
Contracts (a)	$—	$2,072	$—	$15,376
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

Estimated future amortization expense related to the intangible assets at September 30, 2013, is as follows (in thousands):

Year ending December 31,
2013	$1,928
2014	$7,711
2015	$7,710
2016	$7,710
2017	$7,708
Thereafter	$73,824

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Revolving credit facility:	$654,000	$608,500
Senior notes:
8.375% Senior Notes due 2019	550,000	550,000
Unamortized bond discount	(4,909)	(5,397)
Total Senior Notes	545,091	544,603
Total long-term debt	$1,199,091	$1,153,103
The Partnership currently pays an annual fee of 0.50% on the unused commitment under the revolving credit facility. As of September 30, 2013, the Partnership had approximately $20.4 million of outstanding letters of credit and approximately $128.9 million of availability under its revolving credit facility, based on its borrowing base of $803 million. The revolving credit facility matures on June 22, 2016.
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
As of September 30, 2013, the Partnership was in compliance with the financial covenants under the revolving credit facility.

NOTE 8. MEMBERS’ EQUITY

At September 30, 2013 and December 31, 2012, there were 156,079,176 and 144,675,751 unrestricted common units outstanding, respectively. In addition, there were 3,509,387 and 2,608,035 unvested restricted common units outstanding at September 30, 2013 and December 31, 2012, respectively.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. During the nine months ended September 30, 2013, 686,759 units were issued under this program for net proceeds of approximately $5.6 million.

On March 12, 2013, the Partnership closed an underwritten public offering of 10,350,000 common units for net proceeds of approximately $92.3 million.

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes the distributions paid or payable and declared for the nine months ended September 30, 2013.

Quarter Ended	Distribution per Common Unit	Record Date*	Payment Date
December 31, 2012	$0.2200	February 7, 2013	February 14, 2013
March 31, 2013+	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013+	$0.2200	August 7, 2013	August 14, 2013
September 30, 2013+	$0.1500	November 7, 2013	November 14, 2013
_____________________________

+	The distribution excludes certain restricted unit grants.

*	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and certain affiliated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Affiliates of Natural Gas Partners:	($ in thousands)
Natural gas purchases from affiliates	$670	$610	$1,212	$2,285

	September 30, 2013	December 31, 2012
Affiliates of Natural Gas Partners:	($ in thousands)
Payable (related to natural gas purchases)	$40	$428

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

The following table sets forth certain information regarding the Partnership's interest rate swaps as of September 30, 2013:

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

The Partnership uses fixed-price swaps, costless collars and put options to achieve its hedging objectives. Historically, the Partnership has hedged its expected future commodity volumes either with derivatives of the same commodity ("direct hedges") or with derivatives of another commodity which the Partnership expects will correlate well with the underlying commodity ("proxy hedges").  For example, the Partnership will often hedge the changes in future NGL prices using crude oil hedges because NGL prices have been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market.  The Partnership may use natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are often heavily discounted from its current prices.  Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses proxy hedges, it converts the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the historical relationship of the prices of the two commodities and management's judgment

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

regarding future price relationships of the commodities.  In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane. In recent quarters, the correlation of price changes in crude oil and NGLs has weakened relative to longer-term averages as NGL prices have fallen while crude index prices have risen. This dynamic has negatively impacted our hedging objectives.

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

Commodity derivatives, as of September 30, 2013, that will mature during the years ended December 31, 2013, 2014, 2015 and 2016:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2013
Natural Gas	Costless Collar	960,000	$4.86	$5.44
Natural Gas	Swap (Pay Floating/Receive Fixed)	2,955,000	$4.81
Crude Oil	Costless Collar	21,000	$74.29	$101.38
Crude Oil	Swap (Pay Floating/Receive Fixed)	529,800	$96.47
Propane	Swap (Pay Floating/Receive Fixed)	6,300,000	$1.23
IsoButane	Swap (Pay Floating/Receive Fixed)	894,600	$1.91
Normal Butane	Swap (Pay Floating/Receive Fixed)	1,096,200	$1.82
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	16,800,000	$4.38
Crude Oil	Costless Collar	240,000	$90.00	$106.00
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,208,000	$96.51
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	12,000,000	$4.10
Crude Oil	Costless Collar	480,000	$90.00	$97.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,110,000	$88.70
Portion of Contracts Maturing in 2016
Natural Gas	Swap (Pay Floating/Receive Fixed)	9,480,000	$4.25
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,416,000	$84.60
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

Commodity Derivative Instruments - Marketing & Trading

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Partnership conducts natural gas marketing and trading activities intended to capitalize on favorable price differentials between various receipt and delivery locations. The Partnership's natural gas marketing and trading activities are governed by its risk policy.

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

Through the Partnership's natural gas marketing activity, the Partnership has credit exposure to additional counterparties. The Partnership minimizes the credit risk associated with natural gas marketing by limiting its exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's natural gas purchase and sale contracts for certain counterparties are subject to counterparty netting agreements governing settlement under such natural gas purchase and sales contracts, and when possible, the Partnership nets the open positions of each counterparty. See Note 11 for the impact to the Partnership's unaudited condensed consolidated balance sheets of the netting of these contracts.

Marketing and Trading commodity derivative instruments, as of September 30, 2013, that will mature during the years ended December 31, 2013, 2014 and beyond:

Type	Notional Volumes (MMbtu)
Portion of Contracts Maturing in 2013
Basis Swaps - Purchases	5,812,500
Basis Swaps - Sales	5,502,500
Index Swap - Purchases	1,627,500
Index Swap - Sales	1,850,000
Swap (Pay Fixed/Receive Floating) - Purchases	232,500
Swap (Pay Floating/Received Fixed) - Sales	1,705,000
Forward purchase contract - index	12,625,898
Forward sales contract - index	10,408,794
Forward purchase contract - fixed price	3,487,500
Forward sales contract - fixed price	1,959,200
Portion of Contracts Maturing in 2014 and beyond
Index Swap - Sales	900,000
Forward purchase contract - index	2,700,000
Forward sales contract - index	2,250,000
Basis Swaps - Purchases	9,535,000
Basis Swaps - Sales	9,535,000

Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Interest Rate and Commodity Derivatives

The following tables set forth the fair values of interest rate and commodity derivative instruments not designated as hedging instruments and their location within the unaudited condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(6,102)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(4,383)
Commodity derivatives - assets	Current assets	14,201	Current liabilities	2,879
Commodity derivatives - assets	Long-term assets	7,536	Long-term liabilities	1,242
Commodity derivatives - liabilities	Current assets	(2,795)	Current liabilities	(3,830)
Commodity derivatives - liabilities	Long-term assets	(802)	Long-term liabilities	(1,558)
Total derivatives		$18,140		$(11,752)

	As of December 31, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(4,844)	Current liabilities	$(1,201)
Interest rate derivatives - liabilities	Long-term assets	(7,002)	Long-term liabilities	(1,700)
Commodity derivatives - assets	Current assets	39,182	Current liabilities	19
Commodity derivatives - assets	Long-term assets	17,338	Long-term liabilities	—
Commodity derivatives - liabilities	Current assets	(998)	Current liabilities	(49)
Commodity derivatives - liabilities	Long-term assets	(2,383)	Long-term liabilities	—
Total derivatives		$41,293		$(2,931)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations:

Amount of Gain (Loss) Recognized in Income on Derivatives		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		($ in thousands)
Interest rate derivatives	Interest rate risk management losses, net	$(459)	$(1,118)	$(766)	$(4,160)
Commodity derivatives	Commodity risk management (losses) gains, net	(26,834)	(35,503)	(14,249)	51,854
Commodity derivatives - trading	Natural gas, natural gas liquids, oil, condensate and sulfur sales	(214)	(315)	(230)	(385)
	Total	$(27,507)	$(36,936)	$(15,245)	$47,309

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

As of September 30, 2013, the Partnership recorded its interest rate swaps and commodity derivative instruments (see Note 10), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives, NGL derivatives and natural gas derivatives as Level 2.

The following tables disclose the fair value of the Partnership's derivative instruments as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$8,841	$—	$(4,503)	$4,338
Natural gas derivatives	—	14,981	—	(2,137)	12,844
NGL derivatives	—	2,036	—	(1,078)	958
Total	$—	$25,858	$—	$(7,718)	$18,140

Liabilities:
Crude oil derivatives	$—	$(7,518)	$—	$4,503	$(3,015)
Natural gas derivatives	—	(1,467)	—	2,137	670
NGL derivatives	—	—	—	1,078	1,078
Interest rate swaps	—	(10,485)	—	—	(10,485)
Total	$—	$(19,470)	$—	$7,718	$(11,752)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$19,410	$—	$(1,814)	$17,596
Natural gas derivatives	—	27,340	—	(1,586)	25,754
NGL derivatives	—	9,789	—	—	9,789
Interest rate swaps	—	—	—	(11,846)	(11,846)
Total	$—	$56,539	$—	$(15,246)	$41,293

Liabilities:
Crude oil derivatives	$—	$(1,814)	$—	$1,814	$—
Natural gas derivatives	—	(1,616)	—	1,586	(30)
Interest rate swaps	—	(14,747)	—	11,846	(2,901)
Total	$—	$(18,177)	$—	$15,246	$(2,931)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

Gains and losses related to the interest rate derivatives are recorded as part of interest rate risk management gains and losses in the unaudited condensed consolidated statements of operations.  Gains and losses related to the Partnership's commodity derivatives are recorded as a component of revenue in the unaudited condensed consolidated statements of operations.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

For periods in which impairment charges have been incurred, the Partnership is required to write down the value of the impaired asset to its fair value. See Note 4 for a further discussion of the impairment charges recorded during the three and nine months ended September 30, 2013. The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2013	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Proved properties	$48,379	$—	$—	$48,379	$63,228

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

As of September 30, 2013, the outstanding debt associated with the Partnership's revolving credit facility bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The Partnership's 8.375% Senior Notes bear interest at a fixed rate; based on the market price of the Senior Notes as of September 30, 2013, the Partnership estimates that the fair value of the Senior Notes was $551.4 million compared to a carrying value of $545.1 million. Fair value of the Senior Notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership had no accruals as of September 30, 2013 or December 31, 2012 related to legal matters, and current lawsuits are not expected to have a material adverse effect on the Partnership's financial position, results of operations or cash flows. The Partnership has been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against the Partnership in these two indemnified cases, the Partnership would expect to make a claim for indemnification up to the contractual limits.

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

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At September 30, 2013 and December 31, 2012, the Partnership had accrued approximately $2.9 million and $2.8 million for environmental matters, respectively.

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

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $2.8 million, $7.1 million, $2.1 million and $6.4 million for the three and nine months ended September 30, 2013 and 2012, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENTS

Based on the Partnership’s approach to managing its assets, the Partnership believes its operations consist of three segments in its Midstream Business, one Upstream Segment and one Corporate and Other Segment:

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

The Partnership's chief operating decision maker ("CODM") currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership's reportable segments is shown in the following tables:

Three Months Ended September 30, 2013	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$155,680	$32,632	$98,622	$286,934	$41,133	$(26,834)	(a)	$301,233
Intersegment sales	56,799	3,948	(62,647)	(1,900)	12,230	(10,330)		—
Cost of natural gas and natural gas liquids	163,768	26,464	23,277	213,509	—	—		213,509
Intersegment cost of natural gas, oil and condensate	61	—	10,828	10,889	—	(10,889)		—
Operating costs and other expenses	21,269	5,140	(13)	26,396	12,504	20,537		59,437
Depreciation, depletion and amortization	14,823	5,222	115	20,160	22,061	420		42,641
Impairment	—	—	—	—	61,389	—		61,389
Operating income (loss)	$12,558	$(246)	$1,768	$14,080	$(42,591)	$(47,232)		$(75,743)
Capital Expenditures	$20,905	$1,636	$336	$22,877	$33,687	$518		$57,082

Three Months Ended September 30, 2012	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$64,921	$35,026	$60,756	$160,703	$38,189	$(35,503)	(a)	$163,389
Intersegment sales	28,025	10,020	(40,891)	(2,846)	14,277	(11,431)		—
Cost of natural gas and natural gas liquids	67,098	33,145	10,187	110,430	—	—		110,430
Intersegment cost of natural gas, oil and condensate	—	—	8,598	8,598	—	(8,598)		—
Operating costs and other expenses	12,705	4,940	2	17,647	14,175	16,807		48,629
Depreciation, depletion and amortization	10,164	6,232	92	16,488	23,484	423		40,395
Impairment	—	35,840	—	35,840	20,060	—		55,900
Operating income (loss)	$2,979	$(35,111)	$986	$(31,146)	$(5,253)	$(55,566)		$(91,965)
Capital Expenditures	$34,200	$2,358	$108	$36,666	$43,754	$1,134		$81,554

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$395,168	$103,056	$282,071	$780,295	$113,069	$(14,249)	(a)	$879,115
Intersegment sales	162,457	25,191	(193,618)	(5,970)	36,924	(30,954)		—
Cost of natural gas and natural gas liquids	431,290	96,038	51,929	579,257	—	—		579,257
Intersegment cost of natural gas, oil and condensate	158	—	31,248	31,406	—	(31,406)		—
Operating costs and other expenses	60,425	14,975	(15)	75,385	39,782	58,780		173,947
Depreciation, depletion and amortization	42,673	15,213	292	58,178	64,446	1,411		124,035
Impairment	—	—	—	—	63,228	—		63,228
Operating income (loss)	$23,079	$2,021	$4,999	$30,099	$(17,463)	$(73,988)		$(61,352)
Capital Expenditures	$66,751	$6,483	$492	$73,726	$102,856	$3,807		$180,389
Segment Assets	$961,034	$240,850	$58,432	$1,260,316	$990,096	$22,553	(b)	$2,272,965

Nine Months Ended September 30, 2012	Texas Panhandle Segment		East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$205,604	(c)	$120,454	$180,727	$506,785	$112,909	$51,854	(a)	$671,548
Intersegment sales	72,514		26,471	(106,794)	(7,809)	42,035	(34,226)		—
Cost of natural gas and natural gas liquids	189,703		111,203	37,892	338,798	—	—		338,798
Intersegment cost of natural gas, oil and condensate	—		—	32,612	32,612	—	(32,612)		—
Operating costs and other expenses	37,342		15,833	3	53,178	43,025	52,384		148,587
Depreciation, depletion and amortization	29,554		20,034	147	49,735	67,070	1,238		118,043
Impairment	—		101,979	—	101,979	20,845	—		122,824
Operating income (loss)	$21,519		$(102,124)	$3,279	$(77,326)	$24,004	$(3,382)		$(56,704)
Capital Expenditures	$112,487		$8,010	$339	$120,836	$116,523	$2,463		$239,822
Segment Assets	$647,676		$285,913	$40,900	$974,489	$1,021,156	$87,244	(b)	$2,082,889
______________________________

(a)	Represents results of the Partnership's commodity risk management activity, excluding activity associated with its natural gas marketing and trading activities.

(b)	Includes elimination of intersegment transactions.

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
Effective Rate - The effective rate for the nine months ended September 30, 2013 was 3.6% compared to 0.6% for the nine months ended September 30, 2012. Due to the fact that the effective rate is a ratio of total tax expense to pre-tax book net income, the change in tax benefit is due primarily to book and tax temporary differences for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

NOTE 15. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan (as amended, the "LTIP"), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 7,000,000 common units to be granted either as options, restricted units or phantom units, of which, as of September 30, 2013, a total of 713,191 common units

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

remained available for issuance. Grants under the LTIP are made at the discretion of the board and to date have only been made in the form of restricted units. Distributions declared and paid on outstanding restricted units, where such restricted units are eligible to receive distributions, are paid directly to the holders of the restricted units. No options or phantom units have been issued to date.

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

A summary of the changes in outstanding restricted common units for the nine months ended September 30, 2013 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2012	2,608,035	$9.38
Granted	1,598,905	$9.21
Vested	(481,478)	$9.44
Forfeited	(216,075)	$9.80
Outstanding at September 30, 2013	3,509,387	$9.27

For the three and nine months ended September 30, 2013 and 2012, non-cash compensation expense of approximately $3.9 million, $10.1 million, $3.1 million and $8.1 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the unaudited condensed consolidated statements of operations.

As of September 30, 2013, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $21.1 million. The remaining expense is to be recognized over a weighted average of 1.79 years.

In connection with the vesting of certain restricted units during the nine months ended September 30, 2013, the Partnership cancelled 114,812 of the newly-vested common units in satisfaction of $1.0 million of employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

As of September 30, 2013 and 2012, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units are considered in the diluted weighted average common units outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common units outstanding number.

The majority of the restricted units granted under the LTIP, as discussed in Note 15, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities. Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method. Restricted units granted in 2013 to certain senior executives and members of the board of directors are not eligible to receive the distributions declared by the Partnership and therefore do not meet the definition of participating securities.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic and diluted	156,079	138,059	152,618	132,710

The following table presents the Partnership's basic and diluted income per unit for the three months ended September 30, 2013:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Net loss	$(91,565)
Distributions	23,832	$23,412	$420
Assumed net loss after distribution to be allocated	(115,397)	(115,397)	—
Net loss to be allocated	$(91,565)	$(91,985)	$420

Basic and diluted loss per unit		$(0.59)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

The following table presents the Partnership's basic and diluted income per unit for the three months ended September 30, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	$(106,895)
Distributions	32,433	$31,643	$790
Assumed net loss after distribution to be allocated	(139,328)	(139,328)	—
Net loss to be allocated	$(106,895)	$(107,685)	$790

Basic and diluted loss per unit		$(0.78)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's basic and diluted income per unit for the nine months ended September 30, 2013:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Net loss	$(109,047)
Distributions	93,492	$91,855	$1,637
Assumed net loss after distribution to be allocated	(202,539)	(202,539)	—
Net loss to be allocated	$(109,047)	$(110,684)	$1,637

Basic and diluted loss per unit		$(0.73)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

The following table presents the Partnership's basic and diluted income per unit for the nine months ended September 30, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	$(95,439)
Distributions	91,847	$89,675	$2,172
Assumed net loss after distribution to be allocated	(187,286)	(187,286)	—
Net loss to be allocated	$(95,439)	$(97,611)	$2,172

Basic and diluted loss per unit		$(0.74)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of September 30, 2013, all guarantors were wholly-owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of our subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees may be released in the following customary circumstances:

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

In accordance with Rule 3-10 of SEC Regulation S-X, the Partnership has prepared Unaudited Condensed Consolidating Financial Statements as supplemental information.  The following unaudited condensed consolidating balance sheets at September 30, 2013 and December 31, 2012, and unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, present financial information for Eagle Rock Energy as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

During the three months ended September 30, 2012, the Partnership created a new subsidiary to purchase certain crude oil pipeline assets. This subsidiary did not become a guarantor under the Partnership's registered debt securities prior to September 30, 2012. As a result, the associated cash flows related to this subsidiary are recorded under the "Non-Guarantor Investment" columns within the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2012 and the Unaudited Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Balance Sheet
September 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$685,200	$—	$—	$—	$(685,200)	$—
Other current assets	12,684	1	146,736	—	—	159,421
Total property, plant and equipment, net	3,246	—	1,973,327	—	—	1,976,573
Investment in subsidiaries	1,274,874	—	—	926	(1,275,800)	—
Total other long-term assets	21,848	—	115,123	—	—	136,971
Total assets	$1,997,852	$1	$2,235,186	$926	$(1,961,000)	$2,272,965
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$685,200	$—	$(685,200)	$—
Other current liabilities	23,454	—	191,897	—	—	215,351
Other long-term liabilities	11,055	—	83,216	—	—	94,271
Long-term debt	1,199,091	—	—	—	—	1,199,091
Equity	764,252	1	1,274,873	926	(1,275,800)	764,252
Total liabilities and equity	$1,997,852	$1	$2,235,186	$926	$(1,961,000)	$2,272,965

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$660,898	$—	$—	$—	$(660,898)	$—
Other current assets	27,688	1	154,275	—	—	181,964
Total property, plant and equipment, net	2,657	—	1,965,549	—	—	1,968,206
Investment in subsidiaries	1,324,293	—	—	958	(1,325,251)	—
Total other long-term assets	22,061	—	121,985	—	—	144,046
Total assets	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$660,898	$—	$(660,898)	$—
Other current liabilities	6,734	—	174,780	—	—	181,514
Other long-term liabilities	9,386	—	81,839	—	—	91,225
Long-term debt	1,153,103	—	—	—	—	1,153,103
Equity	868,374	1	1,324,292	958	(1,325,251)	868,374
Total liabilities and equity	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(21,755)	$—	$322,988	$—	$—	$301,233
Cost of natural gas and natural gas liquids	—	—	213,509	—	—	213,509
Operations and maintenance	—	—	33,075	—	—	33,075
Taxes other than income	—	—	5,825	—	—	5,825
General and administrative	4,111	—	16,426	—	—	20,537
Depreciation, depletion and amortization	52	—	42,589	—	—	42,641
Impairment	—	—	61,389	—	—	61,389
Loss from operations	(25,918)	—	(49,825)	—	—	(75,743)
Interest expense, net	(17,461)	—	(14)	—	—	(17,475)
Other non-operating income	2,268	—	2,325	—	(4,593)	—
Other non-operating expense	(1,909)	—	(3,065)	1	4,593	(380)
Income (loss) before income taxes	(43,020)	—	(50,579)	1	—	(93,598)
Income tax benefit	33	—	(2,066)	—	—	(2,033)
Equity in earnings of subsidiaries	(48,512)	—	—	—	48,512	—
Net income (loss)	$(91,565)	$—	$(48,513)	$1	$48,512	$(91,565)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(30,350)	$—	$193,739	$—	$—	$163,389
Cost of natural gas and natural gas liquids	—	—	110,430	—	—	110,430
Operations and maintenance	—	—	27,074	—	—	27,074
Taxes other than income	—	—	4,748	—	—	4,748
General and administrative	3,324	—	13,483	—	—	16,807
Depreciation, depletion and amortization	76	—	40,319	—	—	40,395
Impairment	—	—	55,900	—	—	55,900
Loss from operations	(33,750)	—	(58,215)	—	—	(91,965)
Interest expense, net	(14,199)	—	—	—	—	(14,199)
Other non-operating income	2,251	—	2,744	—	(4,995)	—
Other non-operating expense	(2,987)	—	(3,127)	2	4,995	(1,117)
Income (loss) before income taxes	(48,685)	—	(58,598)	2	—	(107,281)
Income tax provision (benefit)	103	—	(489)	—	—	(386)
Equity in earnings of subsidiaries	(58,107)	—	—	—	58,107	—
Net income (loss)	$(106,895)	$—	$(58,109)	$2	$58,107	$(106,895)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(229)	$—	$879,344	$—	$—	$879,115
Cost of natural gas and natural gas liquids	—	—	579,257	—	—	579,257
Operations and maintenance	—	—	100,416	—	—	100,416
Taxes other than income	—	—	14,751	—	—	14,751
General and administrative	10,980	—	47,800	—	—	58,780
Depreciation, depletion and amortization	398	—	123,637	—	—	124,035
Impairment	—	—	63,228	—	—	63,228
Loss from operations	(11,607)	—	(49,745)	—	—	(61,352)
Interest expense, net	(50,321)	—	(847)	—	—	(51,168)
Other non-operating income	6,787	—	6,984	—	(13,771)	—
Other non-operating expense	(5,127)	—	(9,221)	(5)	13,771	(582)
Loss before income taxes	(60,268)	—	(52,829)	(5)	—	(113,102)
Income tax benefit	(640)	—	(3,415)	—	—	(4,055)
Equity in earnings of subsidiaries	(49,419)	—	—	—	49,419	—
Net loss	$(109,047)	$—	$(49,414)	$(5)	$49,419	$(109,047)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$35,614	$—	$635,934	$—	$—	$671,548
Cost of natural gas and natural gas liquids	—	—	338,798	—	—	338,798
Operations and maintenance	—	—	81,685	—	—	81,685
Taxes other than income	—	—	14,518	—	—	14,518
General and administrative	8,862	—	43,522	—	—	52,384
Depreciation, depletion and amortization	227	—	117,816	—	—	118,043
Impairment	—	—	122,824	—	—	122,824
Income (loss) from operations	26,525	—	(83,229)	—	—	(56,704)
Interest expense, net	(35,087)	—	—	—	—	(35,087)
Other non-operating income	6,750	—	8,232	—	(14,982)	—
Other non-operating expense	(9,768)	—	(9,410)	(8)	14,982	(4,204)
Loss before income taxes	(11,580)	—	(84,407)	(8)	—	(95,995)
Income tax provision (benefit)	963	—	(1,519)	—	—	(556)
Equity in earnings of subsidiaries	(82,896)	—	—	—	82,896	—
Net loss	$(95,439)	$—	$(82,888)	$(8)	$82,896	$(95,439)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(37,680)	$—	$189,842	$32	$—	$152,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(987)	—	(189,837)	—	—	(190,824)
Proceeds from sale of asset	—	—	209	—	—	209
Purchase of intangible assets	—	—	(2,899)	—	—	(2,899)
Net cash flows used in investing activities	(987)	—	(192,527)	—	—	(193,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	463,700	—	—	—	—	463,700
Repayment of long-term debt	(418,200)	—	—	—	—	(418,200)
Proceeds from derivative contracts	1,052	—	—	—	—	1,052
Common unit issued in equity offerings	102,388	—	—	—	—	102,388
Issuance costs for equity offerings	(4,490)	—	—	—	—	(4,490)
Repurchase of common units	(1,000)	—	—	—	—	(1,000)
Distributions to members and affiliates	(102,079)	—	—	—	—	(102,079)
Net cash flows provided by financing activities	41,371	—	—	—	—	41,371
Net increase (decrease) in cash and cash equivalents	2,704	—	(2,685)	32	—	51
Cash and cash equivalents at beginning of year	1,670	1	(1,832)	186	—	25
Cash and cash equivalents at end of year	$4,374	$1	$(4,517)	$218	$—	$76

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(105,577)	$—	$216,531	$46	$—	$111,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(586)	—	(218,997)	(3,750)	—	(223,333)
Proceeds from sale of asset	—	—	215	—	—	215
Deposit for acquisition	(22,750)	—	—	—	—	(22,750)
Purchase of intangible assets	—	—	(3,836)	—	—	(3,836)
Contributions to subsidiaries	(6,331)	—	(3,750)	—	10,081	—
Net cash flows used in investing activities	(29,667)	—	(226,368)	(3,750)	10,081	(249,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	663,550	—	—	—	—	663,550
Repayment of long-term debt	(814,050)	—	—	—	—	(814,050)
Proceed from senior notes	246,253	—	—	—	—	246,253
Payment of debt issuance cost	(5,081)	—	—	—	—	(5,081)
Proceeds from derivative contracts	11,964	—	—	—	—	11,964
Common unit issued in equity offerings	94,838	—	—	—	—	94,838
Issuance costs for equity offerings	(4,192)	—	—	—	—	(4,192)
Exercise of warrants	31,804	—	—	—	—	31,804
Repurchase of common units	(292)	—	—	—	—	(292)
Distributions to members and affiliates	(86,773)	—	—	—	—	(86,773)
Contributions from parent	—	—	6,331	3,750	(10,081)	—
Net cash flows provided by financing activities	138,021	—	6,331	3,750	(10,081)	138,021
Net (decrease) increase in cash and cash equivalents	2,777	—	(3,506)	46	—	(683)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$4,096	$1	$(4,078)	$175	$—	$194

NOTE 18. SUBSEQUENT EVENTS

Borrowing Base Redetermination

On October 4, 2013, the Partnership announced that the Upstream Segment component of the borrowing base under its revolving credit facility was set at $380 million as part of its semi-annual borrowing base redetermination. This represented an increase of $5 million from the previous level of $375 million. The redetermined borrowing base was effective October 1, 2013, with no additional fees or increase in interest rate spread incurred. The Partnership's total borrowing base, including the Midstream Segment component (as determined on September 30, 2013) and giving effect to the new borrowing base for the Upstream Segment, was approximately $803 million. The total borrowing capacity under the revolving credit facility is limited to the lower of the borrowing base and the total lender commitments, which remains unchanged at $820 million.

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

•	Tax risk associated with pass-through investment, including potential reduction in tax shield or creation of phantom income in the event distributions are not enough to support the tax burden; and

•	Impact of cyber-security threats and related disruptions.

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

We conduct, evaluate and report on our Midstream Business within three segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment and the Marketing and Trading Segment. On October 1, 2012, we completed our acquisition of BP America Production Company's ("BP") Texas Panhandle midstream assets (the "Panhandle Acquisition"), as discussed further below. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas and Other Midstream Segment consists of gathering and processing assets in East Texas/Northern Louisiana, South Texas, Southern Louisiana, the Gulf of Mexico and Galveston Bay. Our Marketing and Trading Segment consists of crude oil and condensate logistics and marketing in the Texas Panhandle and Alabama and natural gas marketing and trading.  During the three and nine months ended September 30, 2013, our Midstream Business had operating income of $14.1 million and $30.1 million, respectively, compared to operating losses of $31.1 million and $77.3 million during the three and nine months ended September 30, 2012, respectively.

We conduct, evaluate and report on our Upstream Business as one segment, which includes operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas, and the Texas Panhandle); Permian (which includes areas in West Texas); East Texas / South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities and one natural gas processing plant and related gathering systems).  During the three and nine months ended September 30, 2013, our Upstream Business had operating losses of $42.6 million and $17.5 million, respectively, compared to an operating loss of $5.3 million and operating income of $24.0 million during the three and nine months ended September 30, 2012, respectively.

Our final reporting segment is our Corporate and Other Segment, which is where we account for our risk management activity (excluding any risk management activity associated with our natural gas marketing and trading activities), intersegment eliminations and our general and administrative expenses.  During the three and nine months ended September 30, 2013, our Corporate and Other Segment had operating losses of $47.2 million and $74.0 million, respectively, compared to operating losses of $55.6 million and $3.4 million during the three and nine months ended September 30, 2012, respectively.  Results reflected a net loss on our commodity derivatives of $26.8 million and $14.2 million during the three and nine months ended September 30, 2013, respectively, compared to a net loss on our commodity derivatives of $35.5 million and a net gain of $51.9 million during the three and nine months ended September 30, 2012, respectively.  See "-Results of Operations - Corporate and Other Segment" for a further discussion of the impact of our commodity derivatives.

Acquisitions

On October 1, 2012, we completed the Panhandle Acquisition, including the Sunray and Hemphill processing plants and associated 2,500 mile gathering system, for $230.6 million, which included certain closing adjustments.

In addition, on October 1, 2012, we entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement with BP under which we gather and process BP's natural gas production from the existing wells connected to the newly-acquired Panhandle System. Furthermore, BP has committed itself to us under the same agreement, and committed its farmees to us under substantially the same terms, with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of our gathering system serving such BP connected wells.

Impairment

During the three and nine months ended September 30, 2013, we recorded an impairment charge of $61.4 million and $63.2 million, respectively, in our Upstream Business related to certain proved properties primarily in the Permian region due to lower commodity prices, higher operating costs and lower reserve forecasts. During the three and nine months ended September 30, 2013, we recorded no impairment charges in our Midstream Businesses. During the three and nine months ended September 30, 2012, we recorded an impairment charge of $20.1 million and $20.8 million, respectively, in our Upstream Business due to (i) certain leaseholds in our unproved properties that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale that are expected to have reduced operating income resulting from natural production declines, lower future natural gas prices and ongoing relatively high operating costs associated with gas compression. During the three and nine months ended September 30, 2012, we recorded an impairment charge of $35.8 million and $102.0 million, respectively, in our Midstream Business related to certain plants and pipelines in our East Texas and Other Segment due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012 and (ii) the loss of significant gathering contracts on the Panola system during the three months ended September 30, 2012, and (iii) the substantial damage incurred at the Yscloskey process plant as a result of Hurricane Issac in August 2012.

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

Subsequent Events

Borrowing Base Redetermination

On October 4, 2013, the Partnership announced that the Upstream Segment component of the borrowing base under its revolving credit facility was set at $380 million as part of its semi-annual borrowing base redetermination. This represented an increase of $5 million from the previous level of $375 million. The redetermined borrowing base was effective October 1, 2013, with no additional fees or increase in interest rate spread incurred. The Partnership's total borrowing base, including the Midstream Segment component (as determined on September 30, 2013) and giving effect to the new borrowing base for the Upstream Segment, was approximately $803 million. The total borrowing capacity under the revolving credit facility is limited to the lower of the borrowing base and the total lender commitments, which remains unchanged at $820 million.

RESULTS OF OPERATIONS

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$306,820	$184,494	$830,412	$580,152
Gathering, compression, processing and treating fees	21,134	13,604	62,229	35,566
Realized commodity derivative gains	2,757	15,802	20,932	38,428
Unrealized commodity derivative gains (losses)	(29,591)	(51,305)	(35,181)	13,426
Other revenue	113	794	723	3,976
Total revenue	301,233	163,389	879,115	671,548
Cost of natural gas, natural gas liquids, condensate and helium	213,509	110,430	579,257	338,798
Costs and expenses:
Operations and maintenance	33,075	27,074	100,416	81,685
Taxes other than income	5,825	4,748	14,751	14,518
General and administrative	20,537	16,807	58,780	52,384
Impairment	61,389	55,900	63,228	122,824
Depreciation, depletion and amortization	42,641	40,395	124,035	118,043
Total costs and expenses	163,467	144,924	361,210	389,454
Operating loss	(75,743)	(91,965)	(61,352)	(56,704)
Other income (expense):
Interest expense, net	(17,475)	(14,199)	(51,168)	(35,087)
Unrealized interest rate derivatives gains	1,234	615	4,263	4,418
Realized interest rate derivative losses	(1,693)	(1,733)	(5,029)	(8,578)
Other income (expense), net	79	1	184	(44)
Total other expense	(17,855)	(15,316)	(51,750)	(39,291)
Loss before income taxes	(93,598)	(107,281)	(113,102)	(95,995)
Income tax benefit	(2,033)	(386)	(4,055)	(556)
Net loss	$(91,565)	$(106,895)	$(109,047)	$(95,439)
Adjusted EBITDA(a)	$62,782	$59,101	$172,252	$179,594
________________________

(a)	See "-Liquidity and Capital Resources - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, condensate and helium sales	$141,271	$60,213	$356,170	$189,230
Intersegment sales - natural gas and condensate	56,799	28,025	162,457	72,514
Gathering, compression, processing and treating fees	14,341	4,708	38,893	13,510
Other revenue (a)	68	—	105	2,864
Total revenue	212,479	92,946	557,625	278,118
Cost of natural gas, natural gas liquids, condensate and helium (b)	163,768	67,098	431,290	189,703
Intersegment cost of sales - natural gas	61	—	158	—
Operating costs and expenses:
Operations and maintenance	21,269	12,705	60,425	37,342
Depreciation and amortization	14,823	10,164	42,673	29,554
Total operating costs and expenses	36,092	22,869	103,098	66,896
Operating income	$12,558	$2,979	$23,079	$21,519

Capital expenditures	$20,905	$34,200	$66,751	$112,487

Realized prices (c):
Condensate (per Bbl)	$92.64	$81.08	$84.24	$86.74
Natural gas (per MMbtu)	$3.34	$2.64	$3.47	$2.37
NGLs (per Bbl)	$36.31	$36.23	$35.22	$39.55
Production volumes:
Gathering volumes (Mcf/d)(d)	393,226	183,415	362,063	159,229
NGLs (net equity Bbls)	245,548	228,696	571,389	855,499
Condensate (net equity Bbls)	289,524	164,246	860,496	499,660
Natural gas (MMbtu/d)(d)	7,985	(990)	7,881	(4,661)
_______________________

(a)
The nine months ended September 30, 2012 included the receipt of an insurance payment of $2.9 million for business interruption related to the downtime to our Cargray plant caused by the severe winter weather in 2011.

(b)
Includes the cost of gathering, compression, processing and treating fees of $0.4 million, $1.5 million, respectively, for the three and nine months ended September 30, 2013, and $0.7 million for the nine months ended September 30, 2012.

(c)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(d)	Gathering volumes (Mcf/d) and natural gas positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas, NGLs, Condensate and Helium. For the three and nine months ended September 30, 2013, revenues minus cost of natural gas, NGLs, condensate and helium for our Texas Panhandle Segment operations totaled $48.7 million and $126.2 million, respectively, compared to $25.8 million and $88.4 million for the three and nine months ended September 30, 2012, respectively. The addition of volumes from the Panhandle Acquisition, which closed on October 1, 2012, positively impacted the Texas Panhandle Segment's revenues minus cost of natural gas, NGLs, condensate and helium relative to the corresponding prior year period by $15.1 million and $40.7 million during the three and nine months ended September 30, 2013, respectively. Excluding the Panhandle Acquisition, revenues minus cost of natural gas, NGLs, condensate and helium increased due primarily to higher gathering volumes and prices during the three months ended September 30, 2013 compared to the same period in 2012. The increase resulting from the Panhandle Acquisition during the nine months ended September 30, 2013 was partially offset by the following: (i) lower condensate and NGL prices, (ii) the harsh winter storms in the Texas Panhandle in early January and late February 2013, which resulted in lower volumes and lower-than-normal NGL recovery rates and (iii) adjustments related to amounts recorded during the three months ended December 31, 2012. During the three and nine months ended September 30, 2013, we received new information related to the assets acquired in the Panhandle Acquisition, which were operated by BP during the three months ended December 31, 2012. We were informed that the cost of natural gas, NGLs and condensate on the assets was higher than previously communicated. Due to these adjustments, our results for the three and nine months ended September 30, 2013 were negatively impacted by $1.2 million and $3.2 million, respectively.

Our NGL equity volumes were lower in part due to our decision to reject ethane during the three and nine months ended September 30, 2013. Our election to reject ethane is an economic decision based on our contract portfolio and the price spread between ethane and natural gas.  This decision also has a positive impact on our natural gas volumes as the ethane remains unprocessed and sold as natural gas.

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

Operating Expenses. Operating expenses, including taxes other than income, for the three and nine months ended September 30, 2013, increased $8.6 million and $23.1 million, respectively, as compared to the three and nine months ended September 30, 2012. The increase was primarily driven by $8.2 million and $22.1 million, respectively, of costs related to the operation of the assets acquired in the Panhandle Acquisition for the three and nine months ended September 30, 2013. Excluding the acquisition, operating expenses increased primarily due to higher chemical costs and increased labor and related expenses, partially offset by repair costs related to the incident at our Phoenix processing facility in 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2013 increased $4.7 million and $13.1 million, respectively, from the three and nine months ended September 30, 2012. The increase was due to increased depreciation expense primarily associated with the new Woodall Plant, the assets acquired in the Panhandle Acquisition and other capital projects placed into service during the period.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2013, decreased by $13.3 million and $45.7 million, respectively, compared to the three and nine months ended September 30, 2012. The decrease was primarily driven by spending related to the construction of our Woodall Plant in 2012, partially offset by spending related to construction of our Wheeler Plant in 2013.

On July 8, 2013, we announced the successful startup of our previously announced 60 MMcf/d high-efficiency cryogenic processing plant in Wheeler County, Texas, in the heart of the Granite Wash play. With the completion of the Wheeler Plant, we now have in excess of 500 MMcf/d of high-efficiency cryogenic processing capacity serving the Granite Wash play. The construction of the Wheeler Plant and associated gathering and compression is expected to cost approximately $68 million, of which $67.1 million had been spent through September 30, 2013.

East Texas and Other Midstream Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids and condensate sales	$25,867	$26,130	$79,852	$98,398
Intersegment sales - natural gas	3,948	10,020	25,191	26,471
Gathering, compression, processing and treating fees (a)	6,765	8,896	23,204	22,056
Total revenue	36,580	45,046	128,247	146,925
Cost of natural gas, natural gas liquids, condensate and helium	26,464	33,145	96,038	111,203
Operating costs and expenses:
Operations and maintenance	5,140	4,940	14,975	15,833
Impairment	—	35,840	—	101,979
Depreciation and amortization	5,222	6,232	15,213	20,034
Total operating costs and expenses	10,362	47,012	30,188	137,846
Operating (loss) income	$(246)	$(35,111)	$2,021	$(102,124)

Capital expenditures	$1,636	$2,358	$6,483	$8,010

Realized prices (b):
Condensate (per Bbl)	$106.70	$91.57	$98.79	$100.66
Natural gas (per MMbtu)	$3.53	$2.85	$3.61	$2.67
NGLs (per Bbl)	$30.08	$32.24	$29.37	$39.45
Production volumes:
Gathering volumes (Mcf/d)(c)	190,674	248,094	194,977	268,512
NGLs (net equity Bbls)	61,180	81,997	188,916	258,322
Condensate (net equity Bbls)	8,372	7,010	22,659	28,737
Natural gas (MMbtu/d)(c)	(51)	392	(8)	1,482
_________________________

(a)
Includes the cost of gathering, compression, processing and treating fees of $1.0 million, $2.1 million, $1.0 million and $3.7 million, respectively, for the three and nine months ended September 30, 2013 and 2012.

(b)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(c)	Gathering volumes (Mcf/d) and natural gas positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenues and Cost of Natural Gas, NGLs and Condensate. For the three and nine months ended September 30, 2013, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $10.1 million and $32.2 million, respectively, compared to $11.9 million and $35.7 million for the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2013 and 2012, we recorded revenues associated with indemnity payments of $1.7 million, $5.7 million, $2.2 million and $2.9 million, respectively. We receive indemnity payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these indemnity payments, revenues minus cost of natural gas, NGLs and condensate for the three and nine months ended September 30, 2013 and 2012, would have been $8.4 million, $26.5 million, $9.7 million and $32.8 million, respectively. The decrease, excluding indemnity payments, for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, is primarily due to a decrease in gathering and NGL equity volumes and lower NGL prices, partially offset by an increase in condensate equity volumes and higher condensate and natural gas prices.

The gathering, NGL and condensate volumes for the three and nine months ended September 30, 2013, decreased as compared to the three and nine months ended September 30, 2012, due in part to the impact of Hurricane Isaac in August 2012, which caused significant damage to the Yscloskey Plant in Louisiana, in which we have a non-operated ownership interest. The owners of the Yscloskey Plant elected to shut down the facility following Hurricane Isaac. We estimate this negatively impacted gathering volumes by approximately 52 MMcf/d and NGL volumes by approximately 16,900 Bbls for the nine months ended September 30, 2013. In addition, our volumes declined due to the loss of customers on our Panola system, which we estimate negatively impacted gathering volumes by approximately 4 MMcf/d, NGL volumes by approximately 24,400 Bbls and condensate volumes by approximately 5,700 Bbls for the nine months ended September 30, 2013. Also contributing to the decrease in gathering, NGL and condensate volumes were natural declines in the production of the existing wells and reduced drilling activity in dry-gas formations related to a decline in natural gas prices.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2013, increased $0.2 million and decreased $0.9 million, respectively, compared to the three and nine months ended September 30, 2012. The increase in the three months ended September 30, 2013 compared to 2012 was primarily due to maintenance expense, partially offset by lower operating expenses at Yscloskey and Panola. The decrease in the nine months ended September 30, 2013 compared to 2012 was primarily due to the lower operating expenses at Yscloskey and Panola.

Impairment. No impairment charges were recorded during the three and nine months ended September 30, 2013. We recorded impairment charges of $35.8 million and $102.0 million during the three and nine months ended September 30, 2012, respectively, on certain assets due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012, (ii) the loss of significant gathering contracts on our Panola system during the three and nine months ended September 30, 2012 and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Issac in August 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2013, decreased $1.0 million and $4.8 million, respectively, compared to the three and nine months ended September 30, 2012. The decrease was a result of the impairment charges recorded during 2012.

Capital Expenditures. Capital expenditures for the three and nine months ended September 30, 2013 decreased $0.7 million and $1.5 million, respectively, compared to the three and nine months ended September 30, 2012. The decrease for the nine months ended September 30, 2013, was due to fewer new well connects in 2013 compared to 2012.

Marketing and Trading Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues:
Natural gas, oil and condensate sales (a)(b)	$98,594	$60,756	$281,939	$180,727
Intersegment sales - natural gas and condensate	(62,647)	(40,891)	(193,618)	(106,794)
Gathering, compression, processing and treating fees	28	—	132	—
Total revenue	35,975	19,865	88,453	73,933
Cost of oil and condensate	23,277	10,187	51,929	37,892
Intersegment cost of condensate	10,828	8,598	31,248	32,612
Operating costs and expenses:
Operations and maintenance	(13)	2	(15)	3
Depreciation and amortization	115	92	292	147
Total operating costs and expenses	102	94	277	150
Operating income	$1,768	$986	$4,999	$3,279

Capital Expenditures	$336	$108	$492	$339
_________________________

(a)	Includes unrealized losses from derivative activity of $1.0 million, $1.1 million, $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2013 and 2012.

(b)
Includes realized gains from derivative activity of $0.7 million and $0.8 million, respectively for the three and nine months ended September 30, 2013, compared to realized losses of $0.2 million for the three months ended September 30, 2012 and none for the nine months ended September 30, 2012.

Our Marketing and Trading Segment is comprised of our crude and condensate marketing operations and our natural gas marketing and trading activities. Our crude and condensate operations consist of developing and implementing marketing uplift strategies surrounding crude oil and condensate production in Alabama, the Texas Panhandle and Oklahoma. Through our natural gas marketing and trading activities, we seek to capitalize on opportunities that naturally extend from our upstream and midstream assets. Where in the past, we generally sold our natural gas to wholesale buyers at the tailgates and wellheads of our assets, now we hold transportation agreements and move our product to many locations and types of buyers. This strategy diversifies our credit and performance risk and allows us to capitalize on daily, monthly and seasonal changes in market conditions.

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

For the three and nine months ended September 30, 2013 and 2012, revenues minus cost of oil and condensate totaled $1.9 million, $5.3 million, $1.1 million and $3.4 million, respectively. The third quarter and year-to-date increases were due to increased natural gas and condensate marketing and trading activity. Revenues for the three and nine months ended September 30, 2013, includes a loss of $0.2 million for each respective period and a loss of $0.3 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, related to the financial derivatives and physical contracts.

Upstream Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$19,782	$14,376	$47,851	$44,088
Intersegment sales - condensate	10,323	11,431	30,829	34,226
Natural gas	9,155	8,324	27,691	22,474
Intersegment sales - natural gas	1,907	2,846	6,095	7,809
NGLs	10,786	10,979	29,658	34,060
Sulfur	1,365	3,716	7,251	11,175
Other	45	794	618	1,112
Total revenue	53,363	52,466	149,993	154,944
Operating Costs and expenses:
Operations and maintenance	12,504	14,175	39,782	43,025
Impairment	61,389	20,060	63,228	20,845
Depletion, depreciation and amortization	22,061	23,484	64,446	67,070
Total operating costs and expenses	95,954	57,719	167,456	130,940
Operating (loss) income	$(42,591)	$(5,253)	$(17,463)	$24,004

Capital expenditures	$33,687	$43,754	$102,856	$116,523

Realized average prices:
Oil and condensate (per Bbl)	$93.74	$83.16	$87.95	$86.93
Natural gas (per Mcf)	$3.40	$2.67	$3.53	$2.40
NGLs (per Bbl)	$36.19	$36.40	$34.24	$40.16
Sulfur (per Long ton)	$50.95	$130.77	$90.60	$141.27
Production volumes:
Oil and condensate (Bbl)	321,170	310,349	894,591	900,873
Natural gas (Mcf)	3,254,722	4,177,156	9,565,038	12,614,258
NGLs (Bbl)	298,031	301,644	866,055	848,047
Total (Mcfe)	6,969,928	7,849,113	20,128,914	23,107,778
Sulfur (Long ton)	26,788	28,414	80,028	79,111

Revenues. For the three and nine months ended September 30, 2013, Upstream Segment revenues increased by $0.9 million and decreased by $5.0 million, respectively, as compared to the three and nine months ended September 30, 2012.  The increase in revenues for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to higher realized oil and natural gas prices and higher oil volumes, partially offset by lower natural gas, NGL and sulfur volumes and lower realized NGL and sulfur prices.

The decrease in revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to the lower realized NGL and sulfur prices and lower oil and natural gas volumes, partially offset by higher realized natural gas and oil prices and higher NGL and sulfur volumes. Volumes during the nine months ended September 30, 2013 were negatively impacted by suspended operations at our Flomaton separation and treating facility, increased fuel consumption at our Big Escambia Creek treating and processing facility, production delays associated with extended drilling time for certain wells in the Mid-Continent, an unsuccessful development well due to mechanical issues in the Mid-Continent and less than expected volumes from our Mid-Continent and Permian recompletion projects. Golden Trend and Southeast Cana volumes during the three and nine months ended September 30, 2013 were negatively impacted by a third-party processing plant being shutdown for eight days in September, which decreased volumes by 2.1 MMcfe/d and 0.7 MMcfe/d, respectively. We estimate that during the three and nine months ended September 30, 2013, we lost revenues of approximately

$1.9 million, excluding the impact to severance tax, as a result of the plant downtime. Volumes returned to normal production levels during the month of September.

On February 7, 2013, we suspended operations at our Flomaton treating facility in Escambia County, Alabama due to the failure of certain plant equipment and inlet volumes that were insufficient to operate the facility's sulfur recovery unit. To increase inlet volumes of the field to operate the treating facility we attempted to restore production from two wells connected to the facility, but these operations were unsuccessful. We resumed facility operations on April 18, 2013, after repairing the equipment and increasing inlet volumes by diverting production from a nearby operated well; however, on May 24, 2013, we again suspended operations due to equipment failure at the treating facility. We estimate that during the nine months ended September 30, 2013, we lost revenues of approximately $1.2 million and incurred increased facility expenses of $0.2 million. During the first three months of 2013, we incurred increased operating expenses of approximately $2.4 million related to the production restoration attempts. On July 31, 2013, we received approval from the required percentage of owners of the Big Escambia Creek and Flomaton plants to resume operations by re-routing gas from the Flomaton facility to our Big Escambia Creek facility for treating and processing, while continuing to stabilize and sell the Flomaton field condensate at the Flomaton facility.

In March 2012, we completed a scheduled turnaround of the Flomaton facility which took approximately twelve days. We estimate the lost revenue due to the downtime was approximately $0.5 million and the turnaround expense was approximately $0.6 million for the nine months ended September 30, 2012.

In March 2013, we recorded an adjustment related to 2011 revenues for certain of our wells in East Texas that are processed at the third-party owned Eustace plant. These adjustments were made by the third-party plant operator and decreased previously reported revenues by approximately $0.8 million.

On December 20, 2012, we sold our Barnett Shale properties located in Denton and Tarrant Counties, Texas. During the nine months ended September 30, 2012, the properties produced an average of 5.6 MMcfe/d with revenues of $2.7 million and operating expenses of $2.8 million.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, decreased $1.7 million and $3.2 million for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012.  The decrease was primarily due to the sale of our Barnett Shale properties, lower severance taxes resulting from decreased sales and from a refund received from the state of Oklahoma for taxes paid in prior years.

Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $1.4 million and $2.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the same period in the prior year.  The decrease for the three and nine months ended September 30, 2013 was primarily a result of the sale of our Barnett Shale properties and impairment charges recorded during 2012.

 Impairment.  During the three and nine months ended September 30, 2013, we incurred impairment charges of $61.4 million and $63.2 million related to certain proved properties primarily in the Permian region due to lower commodity prices, higher operating costs and lower reserve forecasts. During the three and nine months ended September 30, 2012, we incurred impairment charges of $20.1 million and $20.8 million respectively, due to (i) certain leaseholds in our unproved properties that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale that were expected to have reduced operating income resulting from natural production declines, lower future natural gas prices and ongoing relatively high operating costs associated with gas compression.

Capital Expenditures.  Capital expenditures decreased by $10.1 million and $13.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to reduced drilling activity.

During the three months ended September 30, 2013, we drilled and completed two gross operated wells and participated in fourteen gross non-operated wells in the Mid-Continent region. Additionally, during the three months ended September 30, 2013, we conducted six capital workovers and one recompletion across our operations.

On July 19, 2012, one of our operated wells in Wayne County, Mississippi experienced an uncontrolled flow event during a well workover operation. We have Control of Well insurance for this incident up to $20 million. We estimate the cost of the incident and the subsequent attempts to bring the well on-line were over $29.1 million. As of September 30, 2013, we had received $20.0 million of reimbursement for this incident. We have classified the costs above the $20 million recoverable under our insurance policy as capital expenditures.

Corporate and Other Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Revenues:
Realized commodity derivative gains	$2,757	$15,802	$20,932	$38,428
Unrealized commodity derivative gains (losses)	(29,591)	(51,305)	(35,181)	13,426
Intersegment elimination - Sales of natural gas and condensate	(10,330)	(11,431)	(30,954)	(34,226)
Total revenue	(37,164)	(46,934)	(45,203)	17,628
Intersegment elimination - Cost of natural gas and condensate	(10,889)	(8,598)	(31,406)	(32,612)
General and administrative	20,537	16,807	58,780	52,384
Depreciation and amortization	420	423	1,411	1,238
Operating loss	(47,232)	(55,566)	(73,988)	(3,382)
Other expense:
Interest expense, net	(17,475)	(14,199)	(51,168)	(35,087)
Unrealized interest rate derivatives gains	1,234	615	4,263	4,418
Realized interest rate derivative losses	(1,693)	(1,733)	(5,029)	(8,578)
Other income (expense), net	79	1	184	(44)
Total other expense	(17,855)	(15,316)	(51,750)	(39,291)
Loss before income taxes	(65,087)	(70,882)	(125,738)	(42,673)
Income tax benefit	(2,033)	(386)	(4,055)	(556)
Segment loss	$(63,054)	$(70,496)	$(121,683)	$(42,117)

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

During the three months ended September 30, 2013, unrealized losses in our commodity derivative portfolio decreased by $21.7 million as compared to the three months ended September 30, 2012, primarily due to a smaller increase in crude oil forward curve as compared to prior period. In addition, the natural gas forward curve decreased during the three months ended September 30, 2013 compared to an increase during the prior period . During the nine months ended September 30, 2013, unrealized losses in our commodity derivative portfolio increased by $48.6 million as compared to the three and nine months ended September 30, 2012, primarily due to increases in the natural gas, NGL and crude oil forward curves.

During the three and nine months ended September 30, 2013, realized gains in our commodity derivatives decreased by $13.0 million and $17.5 million, respectively, compared to realized commodity derivative gains during the three and nine months ended September 30, 2012. The decrease in the realized gains for the three and nine months ended September 30, 2013, as compared to the same period in the prior year, was due to higher natural gas and crude oil index prices, partially offset by lower NGL index prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year. In addition, the decrease in realized gains is due to the higher level of direct NGL product contracts that settled during the three and nine months ended September 30, 2012, as compared to the same period in 2013.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the three and nine months ended September 30, 2013 and 2012, our Upstream Segment sold natural gas and condensate to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the three and nine months ended September 30, 2013, our Upstream Segment sold natural gas to our Panhandle Segment.

General and Administrative Expenses. General and administrative expenses increased by $3.7 million and $6.4 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. This increase was primarily due to higher salaries and benefits, which was due to (i) an increase in our headcount due to the Panhandle Acquisition and (ii) increased equity compensation expense due to additional grants, as well as increased professional fees.

We do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consists of both realized and unrealized gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. During July 2012, in conjunction with our issuance of $250.0 million of senior unsecured notes, which increased our fixed interest rate exposure, we terminated the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps. During the three and nine months ended September 30, 2013, our realized settlement losses were flat and decreased by $3.5 million, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the transactions described above. For the three and nine months ended September 30, 2013, we recognized unrealized gains of $1.2 million and $4.3 million, respectively, as compared to unrealized gains of $0.6 million and $4.4 million during the same periods in 2012. These unrealized mark-to-market gains did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $3.3 million and $16.1 million during the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The increase in interest expense is due to the issuance of the senior unsecured notes, described above, along with increased borrowings on our revolving credit facility.

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

Adjusted EBITDA

Adjusted EBITDA, as defined under "-Liquidity and Capital Resources - Non-GAAP Financial Measures," increased by $3.7 million from $59.1 million for the three months ended September 30, 2012 to $62.8 million for the three months ended September 30, 2013. Adjusted EBITDA decreased by $7.3 million from $179.6 million for the nine months ended September 30, 2012 to $172.3 million for the nine months ended September 30, 2013. The following table presents the changes in operations, by segment, impacting Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change

Revenues minus cost of natural gas and NGLs - Midstream (a)	$61,598	$38,986	$22,612	$164,718	$127,993	$36,725
Revenues - Upstream (b)	53,366	52,695	671	149,991	155,283	(5,292)
Intercompany elimination revenues minus cost of natural gas and condensate	559	(2,833)	3,392	452	(1,614)	2,066
Commodity derivative settlements - Corporate and Other	2,757	15,802	(13,045)	20,932	38,428	(17,496)
Total incremental revenues minus cost of natural gas and NGLs	118,280	104,650	13,630	336,093	320,090	16,003

Operating expenses - Midstream	26,396	17,647	8,749	75,385	53,178	22,207
Operating expenses - Upstream	12,504	14,175	(1,671)	39,782	43,025	(3,243)
General and administrative expenses (c)	16,598	13,727	2,871	48,674	44,292	4,382
Adjusted EBITDA	$62,782	$59,101	$3,681	$172,252	$179,595	$(7,343)
_________________________

(a)	Excludes unrealized derivative gains/losses from the Marketing and Trading Segment.

(b)	Excludes the impact of imbalances

(c)	Excludes non-cash compensation charges related to our long-term incentive program and other non-recurring items.

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

We believe that our historical sources of liquidity will be sufficient to satisfy our short-term liquidity needs and to fund our committed capital expenditures for at least the next twelve months. Our growth strategy entails expenditures on organic projects in our Midstream Business and new drilling activity in our Upstream Business. We also intend to continue to pursue attractive development and acquisition opportunities in the midstream and upstream sectors. Accordingly, we may utilize various available financing sources, including the issuance of equity or debt securities, to fund all or a portion of our organic growth expenditures and potential acquisitions. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of September 30, 2013, a total of 1,521,086 units had been issued under this program for net proceeds of approximately $12.9 million. During the nine months ended September 30, 2013, 686,759 units were issued for net proceeds of approximately $5.6 million. Issuance costs associated with the program for the nine months ended September 30, 2013 were $0.4 million. No sales were made under the program during the three months ended September 30, 2013.

During the first quarter of 2013, we closed an underwritten public offering of 10,350,000 common units for net proceeds of approximately $92.3 million. The net proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

•
maintenance capital expenditures, which are made to (i) replace partially or fully depreciated assets, meet regulatory requirements, or maintain the existing operating capacity of our gathering, processing and treating assets or (ii) maintain our natural gas, NGL, crude or sulfur production. With respect to maintenance capital expenditures intended to maintain the Partnership's natural gas, NGL, crude or sulfur production, we estimate these amounts based on current projections and expectations, and do not undertake to adjust any historical amounts based on the actual impact of such expenditures on production. As a result, the included amount of maintenance capital expenditures could fail to maintain production if actual performance does not meet our projections and expectations, including, without limitation, on account of: (i) unanticipated mechanical issues; (ii) unanticipated delays; (iii) poorer than expected production performance of our new wells and recompletions; and/or (iv) unanticipated loss of, or higher than anticipated decline in, existing production.

The primary impact of this categorization is that we reduce the amount of cash we consider available for distribution by the amount of our maintenance capital expenditures.

Our current 2013 capital budget anticipates that we will spend approximately $223 million in total, of which we expect approximately $65 million to be categorized as maintenance capital expenditures and $158 million to be categorized as growth capital expenditures. Our capital expenditures were approximately $57.1 million and $180.4 million for the three and nine months ended September 30, 2013, respectively, of which $18.8 million and $46.4 million were related to maintenance capital expenditures and $38.3 million and $134.0 million were related to growth capital expenditures. As a result of the hole stability and mechanical problems encountered during the process of drilling certain wells, our capital expenditures in our Upstream Segment for the nine months ended September 30, 2013, were $18.5 million higher than our expectations.

In order to lower sulfur dioxide (SO2) emissions from our Big Escambia Creek processing facility in Alabama, as required by our existing air emissions permit, our operating subsidiary initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and through September 30, 2013 had resulted in increased sulfur production and reductions in SO2 emissions to levels well below the required permitted levels. The total cost of this phase to date was approximately $21.0 million net to our interest.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek processing facility. This phase is designed to improve the operational reliability of the processing facility, further increase the quantity of marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Southern Alabama. The improvements to our sulfur recovery unit will also further reduce SO2 emissions, helping to ensure our compliance with the National Ambient Air Quality Standards the Environmental Protection Agency enacted in mid-2010. In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2015 at a cost of approximately $11.6 million net to our interest.

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
On July 23, 2013, the Credit Agreement was amended to allow for a temporary step-up in the Total Leverage Ratio and the Senior Secured Leverage Ratio, as defined therein, through the third quarter of 2014 and the third quarter of 2013, respectively. The amendment also extends the period of time we are subject to the Senior Secured Leverage Ratio from September 30, 2013 to September 30, 2014. The amendment is effective as of June 30, 2013, and adjusts the Total Leverage Ratio and Senior Secured Leverage Ratio covenants as follows:

	Total Leverage Ratio		Senior Secured Leverage Ratio
Quarter Ended	Amended	Previous	Amended	Previous
September 30, 2013	5.50x	4.75x	3.15x	2.85x
December 31, 2013	5.50x	4.50x	3.15x	NA
March 31, 2014	5.25x	4.50x	3.10x	NA
June 30, 2014	5.00x	4.50x	3.05x	NA
September 30, 2014	4.75x	4.50x	2.95x	NA
Thereafter	4.50x	4.50x	NA	NA
On December 31, 2012, aggregate commitments under the Credit Agreement increased from $675 million to $820 million. We have the option to request further increases, subject to the terms and conditions of the Credit Agreement, up to a total aggregate amount of $1.2 billion. Availability under the revolving credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of September 30, 2013, our borrowing base totaled approximately $803 million.
As of September 30, 2013, we had approximately $128.9 million of availability under the revolving credit facility.
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

Debt Covenants

Our revolving credit facility requires us to maintain certain leverage, current and interest coverage ratios. As of September 30, 2013, we were in compliance with all of our debt covenants, and we believe that we will remain in compliance with our financial covenants through 2013. Our financial covenant requirements and actual ratios as of September 30, 2013, are as follows:

	Per Credit Agreement	Actual
Interest coverage ratio	2.5 (Min)	3.3
Total leverage ratio	5.5 (Max)	4.9
Senior secured leverage ratio	3.15 (Max)	2.7
Current ratio	1.0 (Min)	1.4

Our long-term target is to maintain our ratio of outstanding debt to Adjusted EBITDA, or "total leverage ratio," at or below 3.5 to 1.0 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects. For example, our total leverage ratio exceeded our long-term target as of September 30, 2013, due in part to: (i) our borrowings related to our Panhandle Acquisition on October 1, 2012; (ii) our funding of ongoing drilling and other capital projects; and (iii) lower NGL prices and other factors negatively impacting our Adjusted EBITDA. We are exploring a number of alternatives to reduce our leverage ratio, which may include asset sales or purchases, equity financings, the separation of our upstream and midstream businesses or other alternatives.

Our Senior Notes were issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At September 30, 2013, we were in compliance with our covenants under the Senior Notes indenture.

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

On July 23, 2013, we declared our second quarter 2013 cash distribution of $0.22 per unit to our common unitholders of record as of the close of business on August 7, 2013 (excluding certain restricted unit grants). The distribution was paid on August 14, 2013.

On October 28, 2013, we declared our third quarter 2013 cash distribution of $0.15 per unit to our common unitholders of record as of the close of business on November 7, 2013 (excluding certain restricted unit grants). The distribution will be paid on November 14, 2013.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of September 30, 2013, working capital was a negative $55.9 million as compared to a positive $0.5 million as of December 31, 2012.

The net decrease in working capital of $56.4 million from December 31, 2012 to September 30, 2013, resulted primarily from the following factors:

•	accounts payable increased by $3.1 million primarily as a result of higher volumes and the timing of payments of unbilled expenditures;

•
risk management net working capital balance decreased by a net $27.8 million as a result of changes in the current portion of mark-to-market unrealized positions as a result of increases to the forward natural gas, oil and NGL price curves;

•	accrued liabilities increased by $24.9 million primarily reflecting accrued interest; and

•	prepayment and other current assets decreased $3.7 million primarily due to amortization of prepaid expenses.

These decreases were partially offset by trade accounts receivable increases of $3.1 million, primarily from higher volumes and the timing of receipts.

Cash Flows for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Cash Flow from Operating Activities. Cash flows from operating activities increased $41.2 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This increase was driven by:

•
Timing of cash payments, partially offset by the timing of cash receipts and a decrease in our results of operations as a result of increased operating costs and lower realized settlements as a result of increased oil and natural gas prices; and

•
During the nine months ended September 30, 2012, we made payments of $3.9 million, $2.8 million and $1.1 million, respectively, to terminate certain interest rate swaps, adjust the strike price on an existing WTI crude oil swap and partially unwind certain other commodity derivative contracts. During the nine months ended September 30, 2013, we did not make any payments to unwind any derivative contracts.

Cash Flows from Investing Activities. Cash flows used in investing activities decreased $56.2 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease was due to:

•
A decrease in capital expenditures during the nine months ended September 30, 2013 of $32.5 million as compared to the same period in 2012, in particular, decreased spending on drilling in our Upstream Segment, and in our Texas Panhandle Segment we were only constructing our Wheeler plant during the nine months ended September 30, 2013, as compared to the same period in 2012 when we were constructing both our Woodall and Wheeler plants; and

•	Cash outflows during the nine months ended September 30, 2012 included a deposit of $22.8 million for the Panhandle Acquisition.

Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $96.7 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease was driven by:

•	During the nine months ended September 30, 2012, we received net proceeds of $241.2 million and $31.8 million, respectively, from the sale of our Senior Notes and the exercise of warrants;

•	Increased distributions of $15.3 million during the nine months ended September 30, 2013, as compared to the same period in 2012, as a result of an increase in our units outstanding; and

•	Proceeds from derivative contracts decreased by $10.9 million during the nine months ended September 30, 2013, as compared to the same period in 2012.

These decreases were partially offset by:

•
Net proceeds on our revolving credit facility were $45.5 million during the nine months ended September 30, 2013, as compared to net payments of $150.5 million during the nine months ended September 30, 2012; and

•	Increased net proceeds of $7.3 million from our equity offering during the nine months ended September 30, 2013, as compared to the same period in 2012.

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

Off-Balance Sheet Obligations

We had no off-balance sheet transactions or obligations as of September 30, 2013.

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

The following table sets forth a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Reconciliation of Adjusted EBITDA to net cash flows provided by (used in) operating activities and net income:
Net cash flows provided by operating activities	$47,120	$49,229	$152,194	$111,000
Add (deduct):
Depreciation, depletion, amortization and impairment	(104,030)	(96,295)	(187,263)	(240,867)
Amortization of debt issuance costs	(1,176)	(1,019)	(3,283)	(2,425)
(Loss) gain from risk management activities, net	(27,507)	(36,936)	(15,245)	47,309
Derivative settlements - operating	(1,637)	(10,367)	(15,677)	(17,927)
Other	(2,999)	(3,401)	(10,312)	(8,704)
Accounts receivable and other current assets	(11,701)	16,953	(1,027)	1,976
Accounts payable and accrued liabilities	7,408	(32,224)	(31,831)	6,643
Risk management activities	—	6,606	—	7,663
Other assets and liabilities	2,957	559	3,397	(107)
Net loss	(91,565)	(106,895)	(109,047)	(95,439)
Add (deduct):
Interest expense, net	19,089	15,931	56,013	43,709
Depreciation, depletion, amortization and impairment	104,030	96,295	187,263	240,867
Income tax expense benefit	(2,033)	(386)	(4,055)	(556)
EBITDA	29,521	4,945	130,174	188,581
Add (deduct):
Loss (gain) from risk management activities, net	27,507	36,936	15,245	(47,309)
Total derivative settlements	1,812	13,911	16,729	29,891
Restricted unit compensation expense	3,939	3,080	10,106	8,092
Non-cash mark-to-market Upstream imbalances	3	229	(2)	339
ADJUSTED EBITDA	$62,782	$59,101	$172,252	$179,594

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

We have not designated our contracts as accounting hedges based on authoritative guidance. As a result, we mark our derivatives to market with the resulting change in fair value being included in our statement of operations. As of September 30, 2013, our commodity hedge portfolio totaled a net asset position of $16.9 million, consisting of assets aggregating $25.9 million and liabilities aggregating $9.0 million. For additional information about our hedging activities and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

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

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations. As of September 30, 2013, the fair value liability of these interest rate contracts totaled approximately $10.5 million. For additional information about our interest rate swaps and related fair values, see Part I, Item 1. Financial Statement Notes 10 and 11.

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

Our derivative counterparties at September 30, 2013, not including counterparties of our marketing and trading business, included BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron & Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, Regions Financial Corporation and CITIBANK, N.A.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business, but otherwise we are not currently a party to any material litigation. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, assure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A.	Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2012, under the headings “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. Except for the risk factor set forth below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Our business could be negatively impacted by cyber-security threats and related disruptions.
We rely heavily on our information technology ("IT") infrastructure to process, store and transmit large amounts of information. The availability and integrity of this information is essential for us to conduct business activities, such as maintaining safe and efficient operation of our assets, analyzing of the performance of our assets, determining gas processing settlements and making timely payment to our customers, making timely royalty payments, complying with regulatory requirements and providing timely disclosures to our investors, among others.

Cyber-security threats could include, among others, unlawful attempts to gain access to our IT infrastructure by directed attacks from hackers; infiltration by computer viruses and other malware; attempts to gain unauthorized access to our IT infrastructure by acts of deception against individuals with legitimate access; and deliberate acts of sabotage by persons with legitimate access. Furthermore, third-party systems on which we rely could also suffer operational system failure or cyber-security breaches. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cyber-security threats. Any future cyber-security attacks that negatively affect our IT infrastructure could have a material adverse effect on our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

2.1*	Amendment to Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated August 8, 2013.

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750)).

3.2
Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed with the Commission on May 25, 2010).

3.3	Certificate of Limited Partnership of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.3 of the registrant's registration statement on Form S-1 (File No. 333-134750)).

3.4	Limited Partnership Agreement of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750)).

3.5	Certificate of Formation of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.5 of the registrant's registration statement on Form S-1 (File No. 333-134750)).

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

10.1
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.2*†	First Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013.

10.3*†	Second Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013.

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2013.

EAGLE ROCK ENERGY PARTNERS, L.P.

By:	Eagle Rock Energy GP, L.P., its general partner

By:	Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ JEFFREY P. WOOD
Name:	Jeffrey P. Wood
Title:	Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

2.1*	Amendment to Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated August 8, 2013.

3.1	Certificate of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (File No. 333-134750)).

3.2
Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K filed with the Commission on May 25, 2010).

3.3	Certificate of Limited Partnership of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.3 of the registrant's registration statement on Form S-1 (File No. 333-134750)).

3.4	Limited Partnership Agreement of Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 3.4 of the registrant’s registration statement on Form S-1 (File No. 333-134750)).

3.5	Certificate of Formation of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 3.5 of the registrant's registration statement on Form S-1 (File No. 333-134750)).

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

10.1
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.2*†	First Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013.

10.3*†	Second Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013.

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.