Form 10-K
period 2013-12-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2014-03-03
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant's common units held by non-affiliates of the registrant was $812,447,684 based on the closing sale price as reported on NASDAQ Global Select Market.

The issuer had 159,405,268 common units outstanding as of February 24, 2014.

 DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference into Part III of this report for the year ended December 31, 2013.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as defined by federal securities laws. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. We do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth under Item 1A of this Annual Report on Form 10-K. These factors include but are not limited to:

•	Risks related to the Midstream Business Contribution;

•	Drilling and geological / exploration risks;

•	Assumptions regarding oil and natural gas reserve levels and costs to exploit and timing of development;

•	Volatility or declines (including sustained declines) in commodity prices;

•	Our significant existing indebtedness;

•	Hedging activities;

•	Ability to obtain credit and access capital markets;

•	Ability to remain in compliance with the covenants set forth in our credit facility and senior notes;

•	Conditions in the securities and/or capital markets;

•	Future processing volumes and throughput;

•	Loss of significant customers;

•	Availability and cost of processing and transportation of natural gas liquids ("NGLs");

•	Competition in the oil and natural gas industry;

•
Relevant legislative or regulatory changes, including retroactive royalty or production tax regimes, changes in environmental, health and safety regulation, hydraulic fracturing regulation, environmental risks and liability under federal, state, local and foreign environmental laws and regulations;

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

•	Tax risk associated with pass-through investment, including potential reduction in tax shield or creation of phantom income in the event distributions are not enough to support the tax burden.

•	Impact of cyber-security threats and related disruptions.

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

btu:    British thermal unit.

contingent resources:    These are resources that are potentially recoverable but not currently planned for commercial development due to technological, market, pricing or other factors.

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

exploratory well:    A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well.

extension well:    A well drilled to extend the limits of a known reservoir.

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

unit development cost (UDC):  The capital expenditures required to develop proved or unproved reserves per unit of reserves added or transferred from undeveloped or non-producing acreage to proved developed reserves, expressed in $/Mcfe or $/Boe.

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

Overview and Recent Events

We are a domestically-focused, growth-oriented limited partnership currently engaged in the business of (i) developing and producing interests in oil and natural gas properties, which we call our “Upstream Business;” and (ii) gathering, compressing, treating, processing and transporting natural gas; fractionating and transporting natural gas liquids (“NGLs”); crude oil and condensate logistics and marketing; and natural gas marketing and trading, which collectively we call our “Midstream Business.”

Our objective is to grow our business in a manner that enhances our ability to increase cash distributions to our unitholders. To do so, we focus on achieving operational excellence in our businesses and executing accretive low-risk acquisitions and organic growth opportunities, and we allocate a portion of our cash flows to fund growth-related capital expenditures.

Our Upstream Business consists of properties located in four significant oil and gas producing regions: (i) South Alabama (which includes the associated gathering, processing and treating assets); (ii) Mid-Continent (which includes areas in Oklahoma, Arkansas and the Texas Panhandle); (iii) Permian (which includes areas in West Texas); and (iv) East Texas/South Texas/Mississippi/Louisiana. As of December 31, 2013, these working interest properties included 562 gross operated productive wells and 1,202 gross non-operated wells with net production to us of approximately 74.2 MMcfe/d and proved reserves of approximately 177.2 Bcf of natural gas, 13.5 MMBbls of crude oil, and 14.6 MMBbls of natural gas liquids, of which 73% are proved developed.

Our Midstream Business is located in four significant natural gas producing regions: (i) the Texas Panhandle; (ii) East Texas/Louisiana; (iii) South Texas; and (iv) the Gulf of Mexico. These four regions are productive, mature, natural gas producing basins that have historically experienced significant drilling activity. As of December 31, 2013, our natural gas gathering systems across all our regions comprised approximately 8,302 miles of natural gas gathering pipelines with approximately 4,426 well connections, 17 natural gas processing plants with approximately 793 MMcf/d of plant processing capacity and 300,219 horsepower of compression.  Our Midstream Business averaged 567 MMcf/d of gathered volumes and 525 MMcf/d of processed volumes during the fourth quarter of 2013.

We report on our businesses in five accounting segments, as outlined in Note 14 of our consolidated financial statements.  We report our Upstream Business as one segment. We report our Midstream Business' financial results in the following segments: (i) Texas Panhandle, (ii) East Texas and Other Midstream and (iii) Marketing and Trading. Our final reporting segment is our functional (Corporate) Segment, in which we account for our risk management, intersegment eliminations and other corporate activities, including general and administrative expenses.

On December 23, 2013, we entered into an agreement to contribute our Midstream Business (the "Midstream Business Contribution") to Regency Energy Partners, LP ("Regency") for total consideration of up to $1.325 billion, including $200 million of Regency common units and a combination of debt assumption and cash. As part of this transaction, Regency will conduct an offer to exchange our $550 million of outstanding senior unsecured notes into an equivalent amount of Regency senior unsecured notes with the same tenor, coupon and a comparable covenant package. The cash portion of the purchase price will be reduced by the amount of notes exchanged subject to a 10% adjustment factor, such that if all $550 million of bonds are exchanged, the total consideration will equal $1.27 billion ($1.325 billion less $55 million) consisting of $200 million in Regency units, $550 million of assumed debt and $520 million of cash proceeds. Upon the consummation of the Midstream Business Contribution, we intend to remain a master limited partnership ("MLP") focused on our Upstream Business. Importantly, the completion of the Midstream Business Contribution is subject to regulatory and unitholder approvals. As a result, we can provide no assurance that the Midstream Business Contribution will be completed within our anticipated time frame, or at all. As the sale of the Midstream Business is conditioned upon the approval of our common unitholders, we have not classified the assets of our Midstream Business as assets-held-for-sale or the operations as discontinued.

On February 28, 2014, we announced that ourself and Regency had received a request for additional information and documents from the Federal Trade Commission in connection with the proposed contribution of our Midstream Business to Regency.

Ownership Structure

The diagram below depicts our ownership structure as of February 24, 2014.  The ownership percentages shown below are calculated on a fully-diluted basis:

________________________

(a)
"NGP" refers collectively to Natural Gas Partners VII, L.P., a Delaware limited partnership; Natural Gas Partners VIII, L.P., a Delaware limited partnership; and such other entities as set forth on that certain Schedule 13D/A filed with the Securities and Exchange Commission on December 30, 2013 including, without limitation, Montierra Minerals & Production, L.P., a Texas limited partnership and Montierra Management LLC, a Texas limited liability company. For a discussion of certain members of management's ownership in the Montierra entities, see Part III, Item 12 -Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, incorporating by reference our to-be-filed proxy statement for our 2014 Annual Meeting of Unitholders.

(b)	Ownership structure chart does not assume completion of the Midstream Business Contribution.

History

Our Partnership, formed in May 2006, is the successor to Eagle Rock Pipeline, L.P. as a result of our initial public offering in October 2006. We have historically grown through acquisitions and organic growth projects.

The following is a table that depicts our significant acquisitions/dispositions by date, transaction type, cost, financing sources and business over the past five years. We have not included the proposed Midstream Business Contribution as it remains subject to regulatory and unitholder approvals.

Table of Significant Acquisitions/Dispositions in the Past Five Years

Closing Date	Transactions	Amount ($ in Millions)	Financing Sources ($ in Millions)				Segment
			Cash	Debt	Equity to Sellers	Cash from equity offerings
Acquisitions:
10/19/2010	Centerpoint Acquisition	$27.0	$27.0	$—	$—	$—	Midstream
5/3/2011	Mid-Continent Acquisition	$563.7	$15.0	$212.6	$336.1	$—	Upstream
10/1/2012	Panhandle Acquisition	$230.6	$—	$146.3	$—	$84.3	Midstream
Dispositions:
5/24/2010	Minerals Business Disposition (a)	$174.5	$174.5	$—	$—	$—	Minerals
12/20/2012	Barnett Shale Properties	$14.8	$14.8	$—	$—	$—	Upstream
_______________________________

(a)	Amount includes approximately $2.9 million of cash received from the Minerals Business after the effective date of the sale.

The following is a chart that depicts the costs of our organic growth projects by year and reportable segment over the past five years:

 Table of Organic Growth Project Costs in the Past Five Years

The following graph depicts our historical trends in Adjusted EBITDA and quarterly distribution rate per common unit over the past three years:

For a definition of Adjusted EBITDA and reconciliation to GAAP, see Part II, Item 6. Selected Financial Data-Non-GAAP Financial Measures.

  Due to our enhanced liquidity position resulting from the Recapitalization and Related Transactions described below, our debt reduction efforts and improved economic conditions, we increased our distribution rate for the fourth quarter of 2010 and throughout 2011. In the first quarter of 2012, natural gas and NGL prices began a substantial and extended decline. As a result, we held the distribution rate flat throughout 2012. The combination of weak commodity prices and elevated debt levels led us to reduce the distribution rate beginning in the third quarter of 2013.

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

As of December 31, 2013, these working interest properties included 562 gross operated productive wells and 1,202 gross non-operated wells with net production of approximately 74.2 MMcfe/d and proved reserves of approximately 177.2 Bcf of natural gas, 13.5 MMBbls of crude oil, and 14.6 MMBbls of natural gas liquids, of which 73% were proved developed. The reserve life index is approximately 13 years based on our average daily production for the year ended 2013.

The Golden Trend field in Oklahoma (including the portion of the SCOOP play that is designated as part of the Golden Trend field) contains 41% of our proved reserves. As of December 31, 2012, the Golden Trend field accounted for 23% of our reserves, but the percentage increased in 2013 due to the large amount of extensions and discoveries in the SCOOP Play during 2013, and our decision to reclassify of many proved undeveloped reserves to probable reserves in other fields. The next largest field is the Big Escambia Creek field (located in South Alabama) which contains 13%; no other field exceeds 10%.

The following table summarizes our producing properties by region:

Region	Average net daily production			Gross productive wells
	Oil, Bbl/d	Natural gas, Mcf/d	Natural gas liquids, Bbl/d	Operated	Non- Operated
December 31, 2013
South Alabama Region	1,342	2,635	652	27	3
Mid-Continent Region
Golden Trend (a)	1,128	10,623	1,492	90	94
All other Mid-Continent Region	196	17,275	347	209	950
Permian Region	469	1,471	198	192	53
East Texas/South Texas/Mississippi/Louisiana Region	214	3,076	477	44	102
Total	3,349	35,080	3,166	562	1,202

December 31, 2012
South Alabama Region	1,406	3,651	644	26	3
Mid-Continent Region
Golden Trend (a)	774	8,107	1,113	78	95
All other Mid-Continent Region	313	27,430	602	208	983
Permian Region	472	1,450	190	207	55
East Texas/South Texas/Mississippi/Louisiana Region	272	4,299	515	40	113
Total	3,237	44,937	3,064	559	1,249

December 31, 2011
South Alabama Region	1,649	4,133	693	26	3
Mid-Continent Region (b)
Golden Trend (a)	586	5,320	651	74	95
All other Mid-Continent Region	130	18,371	171	242	959
Permian Region	455	1,439	210	206	22
East Texas/South Texas/Mississippi/Louisiana Region	243	5,358	481	43	118
Total	3,063	34,621	2,206	591	1,197
 ____________________________

(a)	Individual field representing greater than 15% of our total proved reserves.

(b)	2011 average net daily production for the Mid-Continent Region were calculated using volumes beginning on May 3, 2011 divided by 365 days.

South Alabama Region. The South Alabama region includes the Big Escambia Creek, Flomaton and Fanny Church fields located in Escambia County, Alabama. These fields produce from either the Smackover or Norphlet formations at depths ranging from approximately 15,000 to 16,000 feet.  The Big Escambia Creek field was discovered in 1971 and encompasses approximately 11,568 gross (7,436 net) Eagle Rock operated acres.  We operate eighteen productive wells with an average ownership of 63% working interest and 54% net revenue interest in the Big Escambia Creek field.

The Fanny Church field is located two miles east of Big Escambia Creek. Our ownership includes approximately 1,123 gross (839 net) operated acres that include three productive operated wells with an ownership of 80% working interest and 62% net revenue interest.

The Flomaton field is adjacent to and partially underlies the Big Escambia Creek field.   The field encompasses approximately 2,570 gross (2,252 net) Eagle Rock operated acres and produces from the Norphlet formation at depths from approximately 15,000 to 16,000 feet.  We operate three productive wells with an approximate average 91% working interest and 78% net revenue interest.

The Smackover and Norphlet reservoirs are sour gas condensate reservoirs which produce gas and fluids containing a high percentage of hydrogen sulfide and carbon dioxide. These impurities are extracted at the Eagle Rock-operated Big Escambia Creek Treating Facility or the Flomaton Treating Facility, and the effluent gas is further processed for the removal of natural gas liquids in our Big Escambia Creek Gas Processing Facility. During 2013, the Flomaton facility sulfur recovery unit was shut down due to equipment failure. The untreated Flomaton facility gas was re-routed to the Big Escambia Creek facility for treating and processing, while continuing to stabilize and sell the Flomaton and Fanny Church condensate at the Flomaton facility. The operation of the wells and the facilities is closely connected, and we are the largest owner and operator of the combined assets. In addition to selling condensate, natural gas, and NGLs, we also market elemental sulfur.

 Mid-Continent Region. The Mid-Continent region consists of operated and non-operated properties in the Golden Trend field, Cana Shale play, Verden field, and other fields located in the Anadarko Basin of western Oklahoma; the Mansfield field and other fields in the Arkoma Basin of Arkansas and Oklahoma; and various fields in the Texas Panhandle. Within the Mid-Continent region, our assets can generally be characterized as mature fields that produce from multiple reservoirs. Productive depths range from approximately 2,500 feet in the Arkoma fields of western Arkansas to greater than 18,000 feet in the Springer formation in certain western Oklahoma fields.

Our largest producing field in the region is the Golden Trend field, which extends across Grady, McClain and Garvin Counties in Oklahoma. The field is a large structural trap, discovered in 1947, that produces from the shallow Pennsylvanian Deese formation to the deep Ordovician Arbuckle formation. Most of our current production is from the Bromide formation and the "Big Four" interval consisting of the Viola, Hunton, Woodford and Sycamore formations. We typically drill through all these formations and perform multi-stage fracture stimulation completions in the Bromides and "Big Four" intervals.

We have a significant ownership position in the new and expanding Cana (Woodford) Shale and Southeast Cana Shale plays in western Oklahoma. We have approximately 17,427 net acres in these plays extending across Canadian, Blaine, Dewey, Grady, Garvin, McClain and Stephens Counties in Oklahoma. The Cana and Southeast Cana Shale produce from horizontal wells drilled to vertical depths of 11,000 to 15,500 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet. The horizontal laterals are fracture stimulated in multiple stages to optimize production from the shale reservoir.

In the Mid-Continent region, we operate 299 productive wells and own a working interest in an additional 1,044 non-operated productive wells. The average working interest in these productive operated and non-operated wells is 83% and 9%, respectively. The net production averaged approximately 46.9 MMcfe/d in the year ended 2013, of which approximately 73% was produced from wells we operated. Most of the non-operated production comes from the properties within the Cana Shale play, Verden field, and various other fields located in the Arkoma and Anadarko Basin. The majority of the interests in the Cana Shale and Southeast Cana Shale are operated by large upstream companies with significant experience and expertise in developing shale gas reserves.

Permian Region. The Permian region contains numerous fields, including Ward South and Ward-Estes North located mainly in Ward, Pecos, and Crane Counties, Texas.  These fields are located on the Central Basin Platform, which extends from central Lea County in New Mexico to central Pecos County in Texas and encompasses hundreds of fields with multiple productive intervals from the Yates-Seven Rivers-Queen group through the Ellenburger formations. In Ward County, we have approximately 10,285 gross (10,215 net) acres of leasehold, and we operate fields with multiple productive horizons, which produce from depths of 2,300 feet (Yates) to 9,100 feet (Pennsylvanian).   Two of our major properties in the region, the Louis Richter lease and the American National Life lease, are located in Ward County. In Crane County, the Southern Unit is located in the Running “W” Waddell field, which was discovered in the mid-1930s and produces predominantly oil at depths from approximately 5,750 to 5,900 feet.  We operate 192 productive wells and own an interest in another 53 non-operated productive wells across approximately 5,875 net acres in this area.   Our ownership in the Permian region operated wells averages 95% net working interest and 76% net revenue interest.

East Texas/South Texas/Mississippi/Louisiana Region. In East Texas, Mississippi and Louisiana, we operate 34 productive wells and own a non-operated interest in an additional 102 wells. The average working interest in these productive operated and non-operated wells is 84% and 3%, respectively. The East Texas fields produce primarily from the Smackover Trend at depths from 12,000 to 12,700 feet and encompass approximately 18,991 gross (15,872 net) Eagle Rock acres. We operate 32 productive wells which produce gas that contains between approximately 25% to 65% of impurities (hydrogen sulfide, nitrogen, and carbon dioxide). The Edgewood field contains two productive gas wells in the Cotton Valley at depths of 11,500 to 11,600 feet which produce "sweet" natural gas. The East Texas production, with the exception of a single well, is gathered by Tristream Energy, LLC and processed at its Eustace Plant for separation of condensate, removal of impurities, and extraction of natural gas liquids and sulfur.

In South Texas, we operate ten productive wells with 100% working interest and 88% net revenue interest in the Jourdanton field in Atascosa County, Texas, which was discovered in 1945 by Humble Oil Company.  Our net leasehold ownership in the field is 926 acres.  Our production from the field is primarily from the Edwards carbonates (7,300 to 7,400 feet); however, production has been established in multiple reservoirs above the Edwards interval, predominately the Georgetown, Austin Chalk, and Buda formations.  In addition, the Eagle Ford shale is productive in the southern portion of Atascosa County, but it has not been widely tested in the immediate vicinity of our wells.

Our Mississippi properties produce from the Smackover formation at depths of 16,500 feet to 17,200 feet, and our interests encompass approximately 800 gross and 790 net acres. We operate one productive oil well and one productive gas well.

Productive Wells

On December 31, 2013, we had under operation 280 gross (253 net) productive oil wells and 282 gross (235 net) productive natural gas wells. On December 31, 2013, we owned non-operated interests in an additional 173 gross (26 net) productive oil wells and 1,029 gross (72 net) productive natural gas wells.

Developed and Undeveloped Acreage

The following table describes the leasehold acreage we owned as of December 31, 2013:

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Total	504,610	188,536	23,001	10,842	527,611	199,378
____________________________

(a)	Developed acres are acres pooled or assigned to productive wells.

(b)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

Drilling and Recompletion Activity

The following table describes our drilling activities for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
	Gross	Net	Gross	Net	Gross	Net
Development wells (a):
Productive	44	13	33	15	42	13
Dry	1	1	—	—	—	—
Total	45	14	33	15	42	13
____________________________

(a)	Includes extension wells.

During 2013, we drilled fourteen operated wells, which included two horizontal wells in the Southeast Cana shale play, eleven vertical wells in the Golden Trend field and one well in Big Escambia Creek field. In addition, we participated with a working interest in thirty-one non-operated wells drilled and completed in the Mid-Continent region. Our average working interest in these operated and non-operated drilling programs are 92% and 3.5%, respectively. During 2013, ten recompletions and thirty-two workover projects were conducted across our Upstream segment. Overall, the capital program achieved a unit development cost of $20.34/Boe. As of December 31, 2013, two operated wells (1.9 net) were being completed and three operated wells (1.4 net) were in the process of being drilled.

During 2012, we drilled and completed eleven operated wells in our Mid-Continent region, which included four wells in the Cana and Cana Southeast Shale plays and seven wells in the Golden Trend field. In addition, we participated with a working interest in twenty non-operated wells drilled and completed in the region. In our remaining operated regions, we drilled and completed one operated well in the Permian Basin and one non-operated well in East Texas. During 2012, recompletion and workover projects were conducted on thirty-one operated wells and one non-operated well across our Upstream segment. Overall, the capital program generated a unit development cost of $22.08/Boe.

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

During the years ended December 31, 2013, 2012 and 2011, we did not drill or participate in the drilling of any exploratory wells.

Oil and Natural Gas Reserves

Estimates of proved reserves as of December 31, 2013 were based on estimates made by our independent engineers, Cawley, Gillespie & Associates, Inc (“CGA”). CGA has conducted the annual estimate of proved reserves for us since 2007. In 2013, CGA was engaged by and provided its reports to our senior management team.  The Audit Committee has the authority to engage and terminate the independent reserve engineer.  Management continues, however, to have direct oversight of the independent reserve engineer's activities.

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

Qualifications of Reserve Estimators

Our reserves reporting process involves two major steps: (i) the population of a reserves database by our Technical Evaluations staff, and (ii) the preparation of an independent reserves report which uses the database as its starting point.  The independent reserves report is prepared by CGA, which is a Texas Registered Engineering Firm (F-693).  The primary engineer on our account is Ms. Kellie Jordan who works under the supervision of Mr. Robert Ravnaas, President.  Mr. Ravnaas is a State of Texas Licensed Professional Engineer (License #61304). CGA's report is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

In the preparation of its report, CGA relies on engineering, financial and other data provided by our staff and is overseen by our Senior Vice President - Technical Evaluations, Mr. Steven Hendrickson.  Mr. Hendrickson is a State of Texas Licensed Professional Engineer (License #65951) with over 30 years of experience in petroleum engineering, operations, economics, finance, acquisitions and risk management.  He earned a bachelors of science degree in chemical engineering from the University of Texas and a masters of science degree in finance from the University of Houston.  He is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Internal Controls Over Reserve Estimation

One of our primary controls with respect to reserve reporting is the independent reserve report; however, we also have various internal controls to ensure that the data we supply to CGA is accurate.  Among other things, our internal controls include the following items:

•	A process to identify all of the drilled producing wells and add them to our database.

•	A process to retrieve production data from the IHS Software Application to use as the basis of our decline curve forecasts.

•
A process to estimate various economic parameters, such as operating costs; price differentials; gas shrinkages; and condensate, and NGL yields.  This process relies on historical data provided by our accounting department and our operations engineers.

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

General Reserve Estimation Methods

Because the majority of our proved reserves are classified as proved developed producing reserves, we extensively use production performance methods (primarily decline curve analysis) in the preparation of our proved reserves estimates.  Our estimates of proved undeveloped and proved developed non-producing reserves are based on volumetric methods and analogy to offset producers.  Where applicable, we occasionally use material balance methods to estimate reserve quantities.  We have not used reservoir simulation or proprietary methods to prepare our reserves estimates.

Proved Reserves

The following table presents our estimated net proved natural gas and oil reserves in the Upstream Business on December 31, 2013. These values are based on independent reserve reports prepared by Cawley, Gillespie & Associates, Inc.

As of December 31, 2013
Reserve Data: Upstream Business
Estimated net proved reserves:
Natural gas (Bcf)	177.2
Oil (MMBbls)	13.5
Natural Gas Liquids (MMBbls)	14.6
Total (Bcfe)	346.3
Proved developed (Bcfe)	252.5
Proved developed reserves as % of total proved reserves	73%

Estimated net undeveloped reserves:
Natural gas (Bcf)	50.3
Oil (MMBbls)	3.4
Natural Gas Liquids (MMBbls)	3.9
Total (Bcfe)	93.8
Proved undeveloped (Bcfe)	93.8

Proved Undeveloped Reserves

As of December 31, 2013, our proved undeveloped reserves totaled 50.3 Bcf of natural gas, 3.4 MMBbls of oil and 3.9 MMBbls of natural gas liquids. The total proved undeveloped reserves of 93.8 Bcfe results from an increase of approximately 9.4 Bcfe, or 11.1%, from total proved undeveloped reserves of approximately 84.4 Bcfe as of December 31, 2012. The changes in our proved undeveloped reserves during 2013 were primarily attributable to:

•	An increase of 52.5 Bcfe due to extensions and discoveries, primarily in our Golden Trend area and Southeast Cana Woodford play;

•	A decrease of approximately 11.3 Bcfe resulting from transfers to the proved developed producing category as a result of development drilling;

•
A decrease of approximately 35.9 Bcfe due to revisions to previous estimates, 27.8 Bcfe of which was due to recategorizing a number of undeveloped locations from proved to probable reserves due to poor economic expectations or because they are operated by others and we are not reasonably certain they will be drilled; and the remainder of which was due to recategorizing proved undeveloped reserves as contingent resources associated with future drilling locations that do not currently meet the definition of proved reserves under SEC guidelines

We spent approximately $38.4 million of capital expenditures in 2013 to drill wells classified as proved undeveloped as of December 31, 2012. Our working interest in these wells at the time they were drilled was often significantly greater than our working interest as of December 31, 2012 because other working interest owners elected to not participate in the wells. As a result, the amount of reserves transferred into the proved developed producing category on account of wells drilled in 2013 was often significantly greater than the wells’ estimated proved undeveloped reserves as of December 31, 2012. In addition, the amount of reserves transferred into the proved developed producing category on account of wells drilled in 2013 was often different from the wells’ estimated proved undeveloped reserves as of December 31, 2012 because the performance of the wells differed from our original expectations.

As a master limited partnership, we grow primarily through acquisitions of producing properties and subsequently conduct development activities on those properties to maintain or grow our production rates.  The acquisition candidates that meet our investment criteria often have a high ratio of developed to undeveloped reserves, and we conduct limited exploration activities. As of December 31, 2013, we had 106 drilling locations associated with proved undeveloped reserves, most of which were acquired in the Mid-Continent Acquisition.

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

Of the forty-five wells drilled during the year ended December 31, 2013, seven of the operated wells and four of the non-operated wells were proved undeveloped locations. In 2012, of the thirty-three wells drilled, eight of the operated wells and three of the non-operated wells were proved undeveloped locations. In 2011, of the forty-two wells drilled, six of the operated wells and two of the non-operated wells were proved undeveloped locations.

Oil and Natural Gas Production

For detail and a discussion of our net production, realized prices by product and production costs for the years ended December 31, 2013, 2012 and 2011, see our discussion of the results of operations for our Upstream Business within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2013 Compared with Year Ended December 31, 2012 and Year Ended December 31, 2012 Compared with Year Ended December 31, 2011.  Production costs, excluding ad valorem and severance taxes for our Upstream Business for the years ended December 31, 2013, 2012 and 2011 were $8.16/Boe, $7.14/Boe and $7.44/Boe, respectively.

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

Fractionation. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, normal butane, isobutane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock and as a heating fuel, an engine fuel and an industrial fuel. Normal butane is used as a petrochemical, and as a blend stock for motor gasoline. Isobutane is typically fractionated from mixed butane (a stream of normal butane and isobutane in solution), principally for use in enhancing the octane content of motor gasoline. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock. We operate a fractionation facility to produce propane at one of our facilities in the Texas Panhandle Segment.  In our East Texas and Other Midstream Segment we own a 3.07% interest, which was updated to a 2.1% interest in January 2014, in the Tebone Fractionator, a fractionation facility operated by Enterprise Products Partners L.P. in southern Louisiana.

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

Midstream Business Overview

As discussed within Item 1. - Business - Overview, we announced on December 23, 2013 that we have entered into an agreement to contribute our Midstream Business to Regency. This agreement is subject to the approval of our unitholders and regulatory review.

We own natural gas gathering and processing assets in four significant natural gas producing regions: the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico. During 2013, we remained focused on contracting new gas to our systems and initiating organic growth projects to meet the increasing demand for processing services by our producer customers.  The majority of our growth projects are designed to enhance and expand our processing capacity in the Granite Wash and surrounding plays in the Texas Panhandle. In 2013, we completed the installation of our 60 MMcf/d Wheeler plant. In October 2012, we acquired from BP the Sunray and Hemphill processing plants (with a total combined capacity of approximately 218 MMcf/d) and the associated 2,551 mile gathering system ("Panhandle Acquisition"). Concurrent with the Panhandle Acquisition, we entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement with BP under which we will gather and process BP's natural gas production from the existing wells connected to the acquired gathering system. Furthermore, BP has committed itself to us under the same agreement and committed its farmees to us under substantially the same terms, with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of our gathering system serving such BP connected wells. As of December 31, 2013, we have increased our high-efficiency processing capacity servicing Texas Panhandle production to 503 MMcf/d from approximately 157 MMcf/d at the beginning of 2010.

Within our geographic areas of operation, we strive to be a competitive and low cost natural gas gatherer and processor. To achieve this end, we coordinate the operations and commercial activities of our gathering and processing assets to provide better customer service.  From an operations perspective, our key strategy is to provide our customers safe and reliable service at reasonable costs and to improve our competitiveness in securing new customers through more efficient operations.  From a commercial perspective, our focus is to assist our customers in maximizing the value of their production by providing options and capacity for the movement and marketing of their natural gas and NGLs.  We are well positioned to take advantage of continued growth opportunities in the Texas Panhandle Granite Wash play and in the Austin Chalk play in East Texas.  In an effort to comply with the competitive environment of our operating areas, we often provide a combination of “fixed recovery agreement” with a “fee-based agreement” component.  These are typically structured to comply with producer preference and also to help alleviate the level of commodity exposure that we have on any single agreement. As of December 31, 2013, the percentage of natural gas wellhead volumes under various contractual arrangements were 36% fixed recovery, 29% fee-based, 29% percent-of-proceeds (which includes percent-of-liquids) and 6% percent-of-index (blended/combination contracts are categorized based upon which arrangement within the contract generates the majority of the margin).

As of December 31, 2013, our Midstream Business consisted of the following:

Asset	Length (miles)	Available Compression (Horsepower)	Processing Plant Through-put Volume Capacity (MMcf/d)
Texas Panhandle Segment	6,514	225,500	503
Canadian gathering system	359		n/a
Phoenix Arrington Ranch cryogenic plant and gathering system	757		80
Woodall plant (b)	n/a		60
Wheeler plant (b)	n/a		60
Hemphill plant and gathering system	1,766		50
Sunray plant and gathering system	785		168
Red Deer cryogenic plant (a)(c)	n/a		24
Roberts County gathering system (a)	14		n/a
System 97 gathering system (e)	77		n/a
Buffalo Wallow gathering system (e)	113		n/a
Cargray cryogenic plant and gathering system	905		30
Gray cryogenic plant and gathering system (a)	615		20
Lefors cryogenic plant and gathering system	663		11
Stinnett gathering system	451		n/a
Turkey Creek gathering system	9		n/a
East Texas and Other Midstream Segment	1,788	74,719	290
Brookeland cryogenic plant and gathering system	733		100
Indian Springs cryogenic plant (25% non-operated) and Camp Ruby gathering system (20% non-operated) (f)	n/a		36
Tyler County gathering system	73		n/a
Panola gathering system	33		n/a
Quitman gathering system	51		n/a
Rosewood mechanical refrigeration plant and gathering system (a)	42		10
Vixen gathering system (e)	8		n/a
Belle Bower JT plant and gathering system (a)	68		20
Simsboro gathering system (e)	30		n/a
Sligo gathering system (e)	10		n/a
ETML gathering system (e)	169		n/a
Douglas East gathering system (e)	80		n/a
BGS gathering system (e)	28		n/a
Robertson County gathering system (e)	36		n/a
North gathering system (h)	85		n/a
Central mechanical refrigeration plant and gathering system (i)	102		2
New Ulm gathering system	15		n/a
Phase 1 gathering system	70		n/a
Raymondville gathering system	31		n/a
Raymondville JT plant (a)	n/a		40
San Ignacio gathering system	6		n/a
TGP McAllen JT plant and gathering system	13		40
Various South Texas gathering systems	49		n/a
Sweeny gathering system (50% non-operated)	16		n/a
North Terrebonne refrigerated lean oil plant (3.07% non-operated) (g)	n/a		42
Tebone Fractionator (3.07% non-operated) (h)	n/a		n/a
Galveston Bay gathering (50% non-operated)	12		n/a
CMA Pipeline segments (non-operated)	28		n/a
TOTAL Midstream Businesses	8,302	300,219	793
_______________________________

(a)	The plant is owned by us, but we lease the plant site.

(b)	The plant processes gas from the Phoenix Arrington Ranch gathering system.

(c)	The plant processes gas from the Canadian gathering system.

(e)	The systems gather dry natural gas that does not require processing to meet pipeline hydrocarbon dew point quality specifications.

(f)	Our net plant capacity is based on the plant expansion to 145 MMcf/d total capacity in February 2008.

(g)
The available capacity shown is net to our ownership share. Available capacity is based on the previous year's allocated throughput volume for each owner and to existing owners and potential new owners who are adding new production volumes. Our ownership in North Terrebonne changed in January 2014 to 2.1% from 3.07%.

(h)	The Tebone Fractionator has 30,000 Bbl/d of capacity. Our ownership share is tied to our ownership percentage in the North Terrebonne Plant which changed to 2.1% from 3.07% in January 2014.

(i)	Sections of the system are subject to FERC jurisdiction under Section 311 of the NGPA.

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

_______________________________
Note.  Reflects the installation of the Phoenix-Arrington Ranch plant in 2010 and its expansion in October of 2011, the installation of the Woodall plant in June 2012, the acquisition of the Sunray and Hemphill plants in October 2012 and the installation of the Wheeler plant in July 2013.  Other changes are attributable to adjustments of plant ownership percentages at North Terrebonne and Yscloskey, the shut-down of the Yscloskey plant in September 2012 and the abandonment of two small JT plants.

Texas Panhandle Segment

Our Texas Panhandle Segment covers 14 counties in Texas and two counties in Oklahoma. Through the systems within this segment we offer midstream wellhead-to-market services, including gathering, compressing, treating, processing and selling of natural gas, and fractionating and selling of NGLs. As of December 31, 2013, approximately 358 producers and 3,884 wells and central delivery points were connected to the systems in our Texas Panhandle Segment. The Texas Panhandle Segment averaged gathered volumes for the fourth quarter of 2013 of approximately 397 MMcf/d. As of December 31, 2013, BP America Production and Linn Energy Holdings represented 25.6% and 10.4%, respectively, of the total volumes of our Texas Panhandle Segment. The following is a map of our Texas Panhandle Segment:

TEXAS PANHANDLE SEGMENT

Texas
Beaver
Sherman
Hansford
Ochiltree
Lipscomb
Sunray Plant
Moore
Hutchinson
Roberts
Red Deer Plant
Hemphill Plant
Woodall Plant
Phoenix-ArringtonRanch Plant
Goad Treater
Cargray Plant
Gray County Plant
Lefors GasPlant
Potter
Carson
Gray
Wheeler
Wheeler Plant

As of December 31, 2013, the Texas Panhandle Segment consisted of: approximately 6,514 miles of natural gas gathering pipelines, ranging from two inches to 24 inches in diameter; ten active natural gas processing plants with an aggregate capacity of 503 MMcf/d; a propane fractionation facility with capacity of 1.0 MBbls/d; and four condensate collection and stabilization facilities.

Natural Gas Supply. Our systems in the East Panhandle (defined as northern Wheeler, Hemphill, Lipscomb, Ochiltree, Hansford and Roberts counties, Texas) gather and process natural gas produced from multiple geological reservoirs, including the Cottage Grove, Tonkawa, Cleveland, Hogshooter, Granite Wash and Morrow formations of the Anadarko basin. Approximately 98% of the natural gas gathered from these areas is processed to recover the NGL content, which generally ranges from 4.0 to 5.0 gpm, with the remaining volume not processed but treated for removal of carbon dioxide and hydrogen sulfide to make the natural gas marketable. This natural gas can be isolated and sent to treating facilities, while the remaining system is used to gather the natural gas into the processing plants. This area has experienced substantial drilling and reserve growth since 2002.  Producers are increasing their use of horizontal drilling in the Tonkawa, Cleveland, Hogshooter and Granite Wash plays.  The enhanced economics associated with horizontally drilled wells and the relatively high levels of liquids found in the reservoir has led to an overall increase in the number of wells permitted for the greater these plays. In response to increased demand for processing capacity by our producer customers operating in the Granite Wash and surrounding plays, we completed construction on two new cryogenic processing plants, our 60 MMcf/d Woodall Plant and 60 MMcf/d Wheeler Plant. In addition, during 2012 we substantially expanded our presence in the area through the Panhandle Acquisition.

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

In the Panhandle Segment, natural gas is contracted at the wellhead primarily under (i) percent-of proceeds (which includes percent-of-liquids), (ii) fixed recovery, (iii) percent-of-index and (iv) fee-based arrangements that range from one to five years in term. As of December 31, 2013, approximately 21%, 47%, 4% and 28% of our total throughput was under percent-of-proceeds, fixed recovery, percent-of-index, and fee-based arrangements, respectively.

In addition, we produced approximately 3,189 equity barrels per day of condensate in the Texas Panhandle Segment during the fourth quarter of 2013. We stabilized approximately 3,022 barrels per day at our Superdrip, Cargray, Woodall, Wheeler and Sunray stabilizers during the fourth quarter of 2013.

Competition. With the production growth in the Granite Wash, Cleveland, Tonkawa and Hogshooter plays, a number of midstream companies have built plants in the area. Our primary competitors in this area are DCP Midstream, LLC and Midcoast Energy Partners, L.P. The key drivers in this high growth area, in order to continue to connect producer wells, are the ability to provide low pressure gathering services, to provide outlet capacity for the natural gas as it is brought into producing status and to provide high value efficient plant processing. We have extensive gathering systems that are situated in the Granite Wash and surrounding plays, and in response to the increased need for processing capacity in this play, we placed into service our Woodall plant and completed the Panhandle Acquisition during 2012. In addition, we placed our Wheeler Plant into service during the first half of 2013. During 2012, we expanded the Phoenix gathering system by over 33.3 miles of 8 inch to 12 inch pipeline at a cost of $20.9 million.

Texas Panhandle Markets. Our residue gas is marketed primarily by our natural gas marketing subsidiary. Our NGLs are marketed primarily to ONEOK Hydrocarbons ("ONEOK") and ConocoPhillips Company.   Under our existing contractual relationship with ONEOK, we believe we have secured sufficient takeaway capacity for our existing operations. Our condensate is sold under contract terms of one year or less. In addition, condensate produced and stabilized is sold to regional markets on a multi-month basis through various supply, trading and logistics companies.

East Texas and Other Midstream Segment

Our East Texas and Other Midstream Segment operates in the East Texas/Louisiana, South Texas and the Gulf of Mexico natural gas producing regions.

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

EAST TEXAS AND OTHER MIDSTREAM SEGMENT
Brookeland Plant
Masters Creek Plant
Indian Springs Plant
Tebone
North Terrebonne

Natural Gas Supply. As of December 31, 2013, approximately 599 wells and central delivery points were connected to our systems in the East Texas and Other Midstream Segment. As of December 31, 2013, the East Texas and Other Midstream Segment provided gathering and/or marketing services to approximately 126 producers. The East Texas and Other Midstream Segment averaged gathered volumes of approximately 194 MMcf/d during the fourth quarter of 2013.

The supply of natural gas into our East Texas and Other Midstream Segment is highly dependent upon drilling activity over which we have no ownership or control. We have experienced throughput declines in this segment since 2008, primarily due to decreased drilling activity by our producer customers driven by low natural gas prices. As of December 31, 2013, Anadarko E&P Company LP ("Anadarko") and BBX Operating, LLC represented 13.1% and 11.7%, respectively, of the total volumes of our East Texas and Other Midstream Segment. The natural gas supplied to us in this region is generally dedicated to us under individually negotiated long-term and life-of-lease contracts. Contracts associated with this production are primarily percent-of-proceeds (which includes percent-of-liquids) and fee-based arrangements, with some percent-of-index and fixed recovery. As of December 31, 2013, the percentage of natural gas under the contract structures were 48% percent-of-proceeds, 32% fee-based, 10% percent-of-index, and 10% fixed recovery.

Markets. In the East Texas/Louisiana region, approximately 74% of the residue gas remaining after processing is sold by our natural gas marketing subsidiary and the balance is a combination of direct pipeline sales and taken in kind by the producer customers into the markets available at the tailgates of the plants or pipeline interconnects.  Residue gas pipelines include Houston Pipeline Company, Natural Gas Pipeline Company, Tennessee Gas Pipeline, Crosstex Energy L.P. and Southern Natural Pipeline. Our NGLs are sold to various companies including Williams NGL Marketing, LLC.

In the South Texas region, natural gas is processed primarily for hydrocarbon dewpoint control to satisfy the gas quality requirements of the receiving interstate pipelines such as Tennessee Gas Pipeline Company and Enterprise Texas Pipeline. Our systems in the Gulf of Mexico region primarily process natural gas from interstate pipelines including Transco and Tennessee Gas Pipeline and recover NGLs and condensate from natural gas produced in the Outer Continental Shelf of the Gulf of Mexico.  The majority of NGLs produced from the Gulf of Mexico region are transported by pipelines for fractionation at the Norco, Toca and Tebone fractionators.  Once fractionated, the NGLs are sold to Enterprise Products Partners L.P. under a year-to-year contract.

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

Marketing and Trading Segment

We formed our marketing subsidiary during the fourth quarter of 2010 to develop and implement marketing uplift strategies surrounding crude oil and condensate production in Alabama and in the Texas Panhandle. Through the end of 2013, our marketing subsidiary purchased product from our Upstream Segment and certain other working interest owners in the Big Escambia Creek, Fanny Church and Flomaton fields in Alabama, and sought to increase the value of the product through: (i) blending and treating to lower the gravity and reduce the contaminants, respectively, of the purchased condensate; and (ii) transporting the higher quality condensate to premium market locations. In this regard, neither our Upstream Segment nor the other participating working interest owners bore increased risk in the relocating and treating of the condensate. The contract between our crude oil marketing subsidiary and our Upstream Segment expired December 31, 2013.

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

Markets. Our marketing subsidiary sells crude and condensate to various customers, typically on a multi-month basis.

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

Regulation of Our Operations

Safety and Maintenance Regulation

Upstream Business

Our Upstream Business implicates safety matters with respect to the drilling and production of hydrocarbons and carries consequences of non-compliance consistent with those discussed below under the safety matters for the Midstream Business.  This segment of our business is subject to OSHA, EPA Risk Management Plan and DOT standards.  For more information regarding the regulations that may impact us, see "Item 1A.Risk Factors - We may incur significant costs and liabilities resulting from safety and compliance-related regulations."

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

In 2008, FERC took additional steps to enhance its market oversight and monitoring of the natural gas industry.  Order No. 704, as clarified in orders on rehearing, requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit an annual report to FERC describing their wholesale physical natural gas transactions that use an index or that contribute to or may contribute to the formation of a gas index.  The FERC is currently contemplating expanding the industry's reporting requirements. On November 15, 2012, the FERC issued a Notice of Inquiry seeking comments whether requiring quarterly reporting of every gas transaction within the FERC's jurisdiction that entails physical delivery for the next day or the next month would provide useful information for improving natural gas market transparency. Comments on the Notice of Inquiry were submitted in February 2013. Following consideration of the comments received, FERC sent out data requests to certain marketers to obtain information related to natural gas sales transactions in July 2013.

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

In 2010, the FERC issued Order No. 735, (as further clarified by Order No. 735-A), which requires intrastate pipelines providing transportation services under Section 311 of the NGPA to report on a quarterly basis more detailed transportation and storage transaction information, including: the full name of each shipper and whether there is an affiliate relationship between the pipeline and the shipper; the type of service performed; rates charged by the pipeline under each contract; primary receipt and delivery points covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; total volumes transported, stored, injected or withdrawn for each shipper; and every fourth quarter, annual revenues received for each shipper, excluding storage revenues. Order No. 735 further requires that such information be supplied through a new electronic reporting system and be posted on FERC's website, and that such quarterly reports may not contain information redacted as privileged. Order No. 735 also extends the Commission's periodic review of the rates charged by the subject pipelines from three years to five years. On July 18, 2013, the FERC issued Order No. 781, effective September 30, 2013, which provides optional, streamlined procedures for processing uncontested NGPA Section 311 rate filings. Under such procedures, the filing would be deemed approved without issuance of a FERC order if no protest is filed within a specified period of time, or if any protests are resolved within a reconciliation period. Further, intrastate pipelines with unchanged state-based rates can meet the periodic rate review requirement by certifying that the state-approved rates continue to satisfy the requirements of the FERC regulations.

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

  Drilling and Production. The activities conducted by us and by the operators on our properties are subject to significant regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells, posting of drilling bonds and filing reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	the location of wells;

•	the methods of drilling, casing and cementing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the disposal of fluids and solids used in connection with our operations;

•	air emissions associated with our operations;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally restrict or prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction. Additionally, some municipalities also impose property taxes on oil and natural gas interests, production equipment, and our production revenues. For more information regarding the regulations that govern us, see "Item 1A.Risk Factors - We may incur significant costs and liabilities resulting from safety and compliance-related regulations." and "Item 1A.Risk Factors - Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays."

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

Our purchasing and gathering operations are subject to ratable take and common purchaser statutes. Texas and Louisiana have adopted a complaint-based form of regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints to resolve grievances relating to natural gas gathering access and rate discrimination.  The Texas Railroad Commission ("TRRC") has authority to enforce its statutory duty to prevent discrimination in natural gas gathering and transportation, to enforce the requirement that parties participate in an informal complaint process, and to punish purchasers, transporters, and gatherers for taking discriminatory actions against shippers and sellers through the imposition of administrative, civil and criminal penalties. For more information on the applicability of the common purchaser and like statutes on us, see "Risk Factors Item 1.A- We may incur significant costs and liabilities resulting from safety and compliance-related regulations."

The TRRC is subject to a sunset condition and a sunset review occurred during the 2013 legislative session. The sunset legislation did not pass, but the Texas Legislature approved continuation of the TRRC for an additional four-year period to September 1, 2017.

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

Environmental Matters

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

The following is a summary of the more significant existing environmental laws and regulations to which our business operations are subject:
 The Federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including our processing plants and compressor stations. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to emit new pollutants or increase emissions, obtain and comply with air permits containing various emission and operational limitations, and utilize specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. For instance, the United States Environmental Protection Agency (“EPA”) periodically reviews and may lower the National Ambient Air Quality Standards (“NAAQS”) for various pollutants in the future, which could require us to install more stringent controls at our facilities, resulting in increased capital expenditures.

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

The federal Endangered Species Act, as amended, or “ESA,” restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. One or more species proposed for 2014 listing as endangered or threatened, has critical habitat that affects the areas where we operate. Specifically, the Lesser Prairie Chicken, which is proposed for listing as threatened, has potential critical habitat that overlaps with areas in which we operate. If the Lesser Prairie Chicken is listed as threatened, we would likely incur additional costs to operate in those areas.
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

Title to Properties and Rights-of-Way

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

Midstream Business

Our midstream real property falls into two categories: (i) parcels that we own in fee simple and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We, or our predecessors, have leased these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates to such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.

Employees

To carry out our operations, as of December 31, 2013, Eagle Rock Energy G&P, LLC or its affiliates employed approximately 586 people who provide direct support for our operations. None of these employees are covered by collective bargaining agreements. Eagle Rock Energy G&P, LLC considers its employee relations to be good.

Available Information

We provide access free of charge to all of our Securities and Exchange Commission ("SEC") filings, as soon as reasonably practicable after filing or furnishing it, on our internet site located at www.eaglerockenergy.com. We will also make available to any unitholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Eagle Rock Energy Partners, L.P., General Counsel or Chief Financial Officer, 1415 Louisiana Street, Suite 2700, Houston, TX 77002, or call 281-408-1200. Unless explicitly stated otherwise herein, the information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to the Midstream Business Contribution

The following is not intended to constitute a solicitation of any vote or proxy, which will be solicited only by means of a definitive proxy statement or appropriate soliciting materials. The descriptions below are intended only to serve as an overview of the material risks associated with the Midstream Business Contribution.

There can be no assurance that the Midstream Business Contribution will be completed in the anticipated time frame, or at all, or that the anticipated benefits of the Midstream Business Contribution will be realized.

The completion of the Midstream Business Contribution is subject to the satisfaction of customary closing conditions, including unitholder and regulatory approvals. In addition to the required unitholder approval, one of the most significant of these conditions is the need for the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Failure to satisfy these conditions, if not waived, would prevent us from consummating the Midstream Business Contribution. As a result, we can provide no assurance that the Midstream Business Contribution will be completed within the anticipated time frame, or at all.

In addition, even if we are able to complete the Midstream Business Contribution, we may be unable to realize the anticipated benefits of the disposition. For example, a portion of the consideration for the Midstream Business Contribution is in the form of Regency common units, the holding of which exposes us to the risks disclosed by Regency as “risk factors” in their Annual Reports on Form 10-K and subsequent quarterly reports on Form 10-Q. Moreover, the total consideration we receive for the Midstream Business Contribution may be reduced if we suffer certain losses prior to closing or if our working capital is sufficiently negative. Any delay in our ability to consummate the Midstream Business Contribution could make it more difficult to realize these benefits. Further, there are restrictions on the conduct of our business prior to the consummation of the Midstream Business Contribution, requiring us to conduct our business in all material respects only in the ordinary course, subject to specific limitations.

Additionally, even if the Midstream Business Contribution is successfully completed, our smaller scale and greater degree of commodity exposure as a pure-play upstream master limited partnership could result in a higher cost of capital. Moreover, Regency's offer to exchange our $550 million of outstanding senior unsecured notes into an equivalent amount of Regency senior unsecured notes with the same tenor, coupon and a comparable covenant package (the "Exchange Offer") may not be fully subscribed, resulting in our continuing to be subject to certain restrictive covenants in the indenture governing the notes, including limitations on our ability to use the cash proceeds from the Midstream Business Contribution.

Finally, even if we are able to complete the Midstream Business Contribution, we may be unable to quickly identify attractive acquisition candidates or negotiate acceptable purchase contracts with them to acquire suitable upstream assets, or find them (at least on the planned time frame) or that we could have to pay more for these assets than anticipated.

The failure to complete the Midstream Business Contribution could adversely affect the price of our common units and otherwise have an adverse effect on us.

There can be no assurance that the conditions to the completion of the Midstream Business Contribution, many of which are out of our control, will be satisfied. Among other things, we cannot be certain that (i) holders of a majority of our common units will vote in favor of the Midstream Business Contribution or (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 will occur within the required timeframe.

If the Midstream Business Contribution is not completed, we may not be able to find alternative means of reducing our debt and improving our liquidity position on favorable terms. This could enhance the risk that we may violate the leverage covenant ratio in our revolving credit facility and restrict our ability to grow our businesses and pay distributions to our unitholders.

Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners. Accordingly, if the Midstream Business Contribution is not completed, the price of our common units may be adversely affected.

In the event of a failed transaction, the Partnership will still have to pay certain costs associated with the Midstream Business Contribution, which will be significant and will primarily consist of advisors’ fees, accounting fees, financial printing and other related costs. These costs could adversely affect our operations and cash flows available for distributions to our unitholders, while not being offset by consideration for the Midstream Business Contribution.

In addition, pursuant to the Contribution Agreement, in certain specified circumstances if the Midstream Business Contribution is not consummated the Partnership may be required to pay Regency a termination fee, which would adversely affect our operations and cash flows available for distributions to our unitholders.

Unitholders may have additional taxable income as a result of ordinary income and capital gain from the Midstream Business Contribution.

We anticipate that the Midstream Business Contribution will result in ordinary income and capital gain allocable to our common unitholders. Such income and gain represents the portion of the built-in gain inherent in the unitholders’ units that is attributable to our midstream business. As a result, any income and gain recognized from the Midstream Business Contribution by a unitholder will provide such unitholder an increase in the basis of such holder's units, which will reduce the amount of income and gain that would have been recognized by that unitholder on any future sale of such units. The amount of ordinary income and capital gain allocated to each unitholder from the Midstream Business Contribution will depend on that unitholder’s particular situation, including the times and prices at which the unitholder purchased its common units. We anticipate that a substantial portion of the gain will be ordinary income. We also anticipate that many existing unitholders have suspended passive losses which, depending on each unitholder’s particular situation, may be utilized to offset a portion or all of the ordinary income or capital gain allocated to them from the Midstream Business Contribution.

Risks Related to Our Business Generally

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

Changes in natural gas, NGL and crude oil prices have a significant impact on the value of our reserves and on our cash flows. In 2013, the settlement price of the prompt month NYMEX natural gas contract ranged from $3.11 per MMBtu to $4.46 per MMBtu, and the settlement price of prompt month NYMEX crude oil contract ranged from $86.68 per barrel to $110.53 per barrel.

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

We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated future cash flows of our assets, the carrying value may not be recoverable and therefore may require a write-down. During the year ended December 31, 2013, we incurred total impairment charges of $214.3 million, primarily related to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts and certain leaseholds in our Mid-Continent region unproved properties that we expect to expire undrilled in 2014. See Note 5 and Note 12 to our consolidated financial statements for further discussion. During the year ended December 31, 2012, we incurred total impairment and other charges of $177.0 million, primarily as a result of (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment, (ii) the loss of significant gathering contracts on various systems, (iii) the substantial damage incurred at our Yscloskey processing plant as a result of Hurricane Isaac in August 2012, (iv) certain leaseholds in our unproved properties that we expected to expire undrilled and (v) our proved properties in certain regions that are expected to have reduced operating income resulting from natural production declines, lower future natural gas prices and ongoing relatively high operating costs associated with gas

compression.   We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations and financial position in the period incurred.

Our hedging activities may have a material adverse effect on our earnings, profitability, cash flows and financial condition.

Because we are exposed to risks associated with fluctuating commodity prices, we utilize various financial instruments (swaps, collars, and puts) to mitigate these risks within our overall hedge portfolio. Separate from our hedge portfolio, we capitalize on financial arbitrage opportunities and diversify our credit and performance risk for discrete products on a limited basis through our gas marketing and trading subsidiary. It is possible that our various hedging activities may not be effective in reducing our exposure to commodity price risk. For instance, we may not produce or process sufficient volumes to cover our hedges, we may fail to hedge a sufficient portion of our future production or the instruments we use may not adequately correlate with changes in the prices we receive. Our current hedging portfolio is presented in Part II, Item 7A. Qualitative and Quantitative Disclosure About Market Risk. For more information about the activities of our trading and marketing subsidiary, which are not listed within our hedging portfolio, see "Part I, Item 1. Our Two Lines of Business - Midstream Business - Marketing and Trading Segment."

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

Due to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the hedges we execute are undertaken in a highly regulated market. While many of the rules implementing the Dodd-Frank statute are in place at this time, some significant components of the Dodd-Frank regulatory regime remain subject to rulemaking by the Commodity Futures Trading Commission and other regulators. Issues such as our continued ability to pledge non-cash collateral and the impact of proposed position limits for derivatives could affect the cost and structure of our hedging program. While we expect these issues to be resolved during 2014, we cannot be certain when final rules will be issued. Until final rules are issued, we cannot predict the impact to our hedging activities. For related discussion, see the risk factor below regarding Dodd-Frank.

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

As of December 31, 2013, we had $706.8 million outstanding under our senior secured credit facility, leaving approximately $49.2 million of available borrowing capacity as of that date,  and $545.3 million outstanding under our senior notes, net of unamortized discount. Our level of outstanding debt could have important consequences to us, including the following:

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
Availability under our revolving credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. The upstream component of the borrowing base is typically determined semi-annually as an amount equal to the loan value of our proved oil and gas reserves. The midstream component of the borrowing base is determined quarterly as an amount equal to the lesser of (i) 55% of the total borrowing base (subject to increase for certain periods following certain material acquisitions up to 60% of the total borrowing base) and (ii) 3.75 times Consolidated EBITDA attributable to our midstream assets for the trailing four fiscal quarters (which for certain periods may be increased to 4.00 times at our election). For a further discussion of the Credit Agreement amendment, see Note 22 to our consolidated financial statements.
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

The oil and natural gas industry is capital intensive. We expect to continue to make substantial capital expenditures in our business for the maintenance, growth, construction and acquisition of upstream assets and oil and natural gas production and reserves, and potentially of midstream assets if the Midstream Business Contribution is not consummated.. In 2014, our capital expenditure budget is expected to be approximately $188 million, excluding acquisitions, of which $124 million relates to upstream capital expenditures, $61 million relates to midstream capital expenditures (before taking into consideration the Midstream Business Contribution) and $2 million relates to corporate capital expenditures. We intend to finance our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities, when market conditions allow. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

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

In both the Upstream and Midstream Businesses there is significant competition for experienced personnel, particularly in the engineering, accounting and financial reporting, tax and land departments. In addition, competition is strong for attractive midstream assets, oil and natural gas producing properties, oil and natural gas companies and undeveloped leases and drilling rights. We may often be outbid by competitors in our attempts to acquire personnel, assets, properties or companies. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

If we are unable to make acquisitions on economically acceptable terms, our future growth will be limited.

Our ability to grow our business depends, in part, on our ability to make acquisitions that are accretive to our cash available for distributions on a per unit basis. If we are unable to make these accretive acquisitions because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them; (ii) unable to obtain financing for these acquisitions on economically acceptable terms; or (iii) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit because of unforeseen circumstances.

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

The weather, unforeseen events or events of force majeure (such as acts of nature or acts of terrorism) in the areas in which we operate can cause disruptions and, in some cases, suspension of our operations (whether directly or by virtue of disrupting or suspending operations of those upon whom we rely in our operations). For example, unseasonably wet or dry weather, extended periods of below freezing weather, hurricanes, lightning strikes, tornadoes, electrical outages, domestic attacks or threats of violence may cause disruptions or suspensions of our operations, which could result in our inability to cause physical delivery of commodities guaranteed under contract or require us to purchase third-party volumes at significantly higher prices to satisfy our delivery obligations. Disruption or suspensions of our operations could adversely affect our operating results. During the fourth quarter of 2013, below freezing weather negatively impacted our results by approximately $4.6 million.

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

Due to our limited industry and geographic diversification in our upstream operated properties and in our midstream operations, adverse developments in our operations or operating areas would reduce our ability to make distributions to our unitholders.

All of our upstream operated properties are located in Texas, Oklahoma, Alabama, Arkansas, and Mississippi, and all of our midstream assets are located in the Texas Panhandle, East and South Texas and Louisiana. Due to our limited diversification in industry type and location, an adverse development in one of these businesses or operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

Risks Related to Our Upstream Business Specifically

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

We have limited control over the activities on properties we do not operate, which includes a substantial amount of the properties we acquired in the Mid-Continent Acquisition.

Devon Energy Production Co LP, Continental Resources, Inc., Newfield Exploration Mid-Continent Inc. and others operate some of the properties in which we have an interest, including the properties we acquired in the Mid-Continent Acquisition. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside our control, including:

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

Risks Related to Our Midstream Business Specifically

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

One of the ways we intend to grow our business is through the construction of new midstream assets. The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at the budgeted cost, or at all. For example, the potential listing of one or more species as endangered or threatened under the Endangered Species

Act could increase our costs or limit our ability to conduct operations in certain areas. The Lesser Prairie Chicken, which is being considered for listing as threatened in 2014, has associated critical habitat that overlaps some areas in which we operate.

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
As of February 24, 2014, NGP beneficially owned 51,386,169 common units, representing over 32% of our outstanding common units. In addition, pursuant to our partnership agreement, NGP is entitled to appoint three of the nine members of our board of directors. As a result, NGP could exert certain significant influence over us. NGP may have interests that do not align with our interests and with the interests of our unitholders, which could have an adverse impact on our results of operations or cash available for distribution to unitholders. In addition, NGP's level of control may make any potential takeover bids more costly or difficult in the future.

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

As of February 24, 2014, our management team, directors and NGP (including through their interests in Montierra) beneficially owned an aggregate of 54,375,358 common units, including 1,694,423 common units which are still subject to a vesting requirement. The resale of any of these common units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and have a material adverse effect on our operations or financial position. For example, in response to the April 2010 Macondo well incident the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) and the Office of Natural Resource Revenue ("ONRR"), in addition to their regulatory predecessors, have adopted a series of regulatory initiatives that impose a variety of new safety and operating measures on oil and natural gas exploration and production operators in federal waters in the U.S. Gulf of Mexico that are intended to help prevent a similar incident in the future. Additional proposed changes in laws, regulations, guidance and policy could affect exploration and production operators in federal waters of the U.S. Gulf of Mexico and, in turn, adversely affect our midstream business that relies, in part, on the receipt of natural gas from such operators.

In addition, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards (NSPS) to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (i.e., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. On August 5, 2013, the EPA released a final rule amending the NSPS rule’s provisions for storage tanks, adjusting the compliance date and establishing an alternative emissions limit to account for the decline in emissions that occurs over time. Compliance with these requirements may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could increase our costs or reduce our production, which could have a material adverse effect on our results of operations and cash flows.

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

We currently estimate that we may incur costs of $1.8 million in 2014 for specific plant and pipeline integrity management program testing along certain segments of our pipeline, as required by existing DOT and OSHA regulations to be completed this year. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.

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
In 2010, Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), which among other things, establishes a comprehensive framework for the regulation of derivatives, or swaps. The SEC, which has jurisdiction over security-based swaps, and the Commodity Futures Trading Commission (the "CFTC"), which has jurisdiction over swaps, have issued regulations to implement this new statutory regime. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished. In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent the Company engages in such transactions or transactions that become subject to such rules in the future, the Company will be required to comply or to take steps to qualify for an exemption to such requirements. Although the Company expects to qualify for the end-user exception to the mandatory clearing requirements for swaps entered to hedge its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that the Company uses for hedging. In addition, the Act requires that regulators establish margin rules for uncleared swaps. Rules that require end-users to post initial or variation margin could impact liquidity and reduce cash available to the Company for capital expenditures, therefore reducing its ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules for uncleared swaps are not yet final and their impact on the Company is not yet clear.
The Act also may require the counterparties to the Company's derivative instruments to spin off some of their derivatives activities to a separate entity, which entity may not be as creditworthy as the current counterparty.
Finally, the Act was intended, in part, to reduce the volatility of oil and gas prices. To the extent they are unhedged, the Company's revenues could be adversely affected if a consequence of the Act and implementing regulations is to lower commodity prices.
The full impact of the Act and related regulatory requirements upon the Company’s business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative transactions, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters, reduce the Company's ability to monetize or restructure its existing derivative contracts or increase the Company's exposure to less creditworthy counterparties. If the Company reduces its use of derivatives as a result of the Act and related regulations, the Company's results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company's ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on the Company, its financial condition and its results of operations.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

The Federal Energy Regulatory Commission ("FERC") has developed tests for determining which facilities constitute gathering facilities exempt from FERC regulation under the Natural Gas Act of 1938 (NGA). From time to time, FERC may reconsider the elements of such tests. We cannot predict when and under what circumstances FERC may elect to re-examine activities that could fall within the scope of our business with respect to gathering.

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

Our Eagle Rock DeSoto Pipeline is subject to FERC regulation under Section 311 of the Natural Gas Policy Act, or NGPA. In October 2008, DeSoto Pipeline filed a request for FERC approval to continue to use DeSoto Pipeline's currently-effective rate for NGPA Section 311 service, which is based on a city-gate transportation rate approved by the TRRC as being fair and equitable and not in excess of a cost-based rate.  In March 2009, FERC approved a settlement authorizing DeSoto Pipeline to continue to charge the currently-effective rate for NGPA Section 311 service, subject to a requirement that on or before May 1, 2010, DeSoto Pipeline must either file a new application for rate approval with FERC or file an election to use its then-effective rates for intrastate city-gate transportation service on file with the TRRC.  If the latter, then DeSoto Pipeline was required to make a filing with the TRRC for a cost-based rate determination.  On September 14, 2010, the FERC granted an extension of time to May 1, 2012 for DeSoto Pipeline to file a new application for rate approval or to file the election. On April 23, 2012 DeSoto Pipeline filed an application with the TRRC for a cost-based review of the reasonableness of the currently-effective transportation rate to be used for NGPA Section 311 service, and on May 1, 2012, DeSoto Pipeline filed with the FERC a notice of its election to continue to use DeSoto Pipeline's rates for intrastate city-gate transportation service on file with the TRRC for NGPA Section 311 service. The TRRC issued an order on March 26, 2013 determining that DeSoto’s existing transportation rate is fair and equitable and not in excess of a cost-based rate, and DeSoto filed a copy of the TRRC’s order with the FERC on March 29, 2013. FERC approved DeSoto’s notice of rate election on February 12, 2014. DeSoto will be required to make another filing for approval of its NGPA Section 311 rates with FERC on or before May 1, 2017.  Any failure on our part to comply with the rates approved by the FERC for Section 311 service, to comply with the terms and conditions of service established in our FERC-approved Statement of Operating Conditions, or to comply with applicable FERC regulations, the NGPA, or certain state laws and regulations could result in an alteration of the jurisdictional status of DeSoto Pipeline and the imposition of civil and/or criminal penalties.

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

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth's atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act. To date, the EPA has issued (i) a “Mandatory Reporting of Greenhouse Gases” final rule, which establishes a new comprehensive scheme requiring operators of stationary sources (including certain oil and natural gas production systems) in the United States emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions annually; (ii) an “Endangerment Finding” final rule, effective January 14, 2010, which states that current and projected concentrations of six key GHGs in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, which allowed the EPA to finalize motor vehicle GHG standards (the effect of which could reduce demand for motor fuels refined from crude oil); and (iii) a final rule, effective August 2, 2010, to address permitting of GHG emissions from stationary sources under the CAA’s Prevention of Significant Deterioration (“PSD”) and Title V programs. This final rule “tailors” the PSD and Title V programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Where required for current operations, we have implemented GHG monitoring and reporting programs and amended our air permits to include GHG emissions. These and future EPA rulemakings could adversely affect our operations by limiting drilling opportunities, restricting or delaying our ability to obtain air permits for new or modified facilities, or imposing materially increased costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or comply with new regulatory or reporting requirements.
In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on the countries that had ratified it. International discussions are underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2020. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce or the oil, natural gas and NGLs we gather and process or fractionate. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our upstream and midstream operations.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas well drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving fluids that contain diesel fuel under the Safe Drinking Water Act's Underground Injection Control Program and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. EPA accepted comments on the draft guidance in 2012, but has not yet finalized the permitting guidance. In addition, legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in the hydraulic fracturing process. Further, on May 16, 2013, the Department of the Interior's Bureau of Land Management (“BLM”) issued a revised proposed rule to regulate hydraulic fracturing on public and Indian land. The rule would require companies to publicly disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed and includes provisions addressing well-bore integrity and flowback water management plans.
Certain states where we operate, including Texas, have adopted, and other states are considering adopting, regulations and legislation that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Texas adopted new well integrity rules on May 24, 2013 addressing drilling, casing, cementing, blow-out preventers and fracture stimulation that took effect on January 1, 2014. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.
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
A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The Agency released a progress report outlining work currently underway on December 21, 2012 and is expected to release draft final report in 2014 for peer review and public comment. These on-going or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substance Control Act, and/or other regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.
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

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. A deferral of depreciation deductions would result in increased taxable income or reduced taxable loss to certain unitholders, although the exact increase or reduction for each unitholder cannot be estimated at this time. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our consolidated financial statements or our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the technical termination occurs.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (eg., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

Investment in common units by tax-exempt entities, such as individual retirement accounts ("IRAs"), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Tax-exempt entities or non-U.S. persons should consult a tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

The Fiscal Year 2014 Budget proposed by the President recommends elimination of certain key U.S. tax incentives currently available to oil and natural gas exploration and production companies. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; and an increase in the geological and geophysical amortization period for independent producers. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the taxable income allocable to the unitholders.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

For a complete description of our significant properties, see Item 1. Business, which descriptions are incorporated into this item by reference. Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that may have been subordinated to the right-of-way grants. We have obtained, where deemed necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, county or parish roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipeline was built was purchased in fee.

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

As discussed within Part I, Item 1 Business above, we entered into an agreement to contribute our Midstream Business to Regency. The sale is conditioned upon the approval of our common unitholders and is subject to regulatory approval. Upon completion of the Midstream Business Contribution, we will remain an MLP focused on our Upstream Business.

Item 3.	Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may, at any given time, be a party to various legal proceedings and litigation arising in the ordinary course of business, but otherwise we are not currently a party to any material litigation. We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, give assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. We have been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against us in these two indemnified cases, we would expect to make a claim against the indemnification up to limits of the indemnification.

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

Quarter Ended	High	Low	Distribution per Unit	Record Date	Payment Date
March 31, 2012	$11.81	$9.74	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012	$10.00	$8.25	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012	$9.81	$8.55	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012	$10.58	$8.23	$0.2200	February 7, 2013	February 14, 2013

March 31, 2013	$9.84	$8.73	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013	$10.52	$7.46	$0.2200	August 7, 2013	August 14, 2013
September 30, 2013	$8.25	$6.01	$0.1500	November 7, 2013	November 14, 2013
December 31, 2013	$7.88	$5.01	$0.1500	February 7, 2014	February 14, 2014

The last reported sale price of our common units on the NASDAQ Global Select Market on February 24, 2014 was $5.06. As of that date, there were 115 holders of record and approximately 35,455 beneficial owners of our common units.

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

Our Board of Directors will evaluate our distribution policy from time to time as conditions warrant in the future.

 Repurchases of Common Units

The following table sets forth certain information with respect to repurchases of common units during the three months ended December 31, 2013:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plan or Programs
October 1, 2013 to October 31, 2013	—	—	—	—
November 1, 2013 to November 30, 2013	157,367	$5.45	—	—
December 1, 2013 to December 31, 2013	—	—	—	—
Total	157,367	$5.45	—	—

All of the units were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units.  As a result, we are deeming the surrenders to be “repurchases.”  These repurchases were not part of a publicly announced program to repurchase our common units, nor do we have a publicly announced program to repurchase our common units.

Sales of Unregistered Securities

We did not sell our equity securities in unregistered transactions during the twelve months ended December 31, 2013.

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

 Item 6.              Selected Financial Data.

The following table shows selected historical financial data from our audited consolidated financial statements for the five fiscal years from January 1, 2009 to December 31, 2013. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

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

•
On May 20, 2011, we sold our Wildhorse Gathering System in our East Texas and Other Midstream Segment. Operations related to these assets for 2011 have been recorded as part of discontinued operations. Financial information for these assets for 2009 and 2010 have been retrospectively adjusted to reflect as assets and liabilities held-for-sale and discontinued operations.

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

•
On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of $100 million. During 2012, we issued 834,327 common units under this program for net proceeds of approximately $7.3 million. During 2013, we issued 686,759 common units under this program for net proceeds of approximately $5.6 million.

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

•	On March 12, 2013, we closed an underwritten public offering of 10,350,000 common units for net proceeds of approximately $92.3 million.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statement of Operations Data:
Sales to external customers	$1,213,812	$926,065	$1,027,398	$741,095	$679,220
Commodity risk management gains (losses), net	(18,533)	57,894	32,510	(8,786)	(106,290)
Total revenues	1,195,279	983,959	1,059,908	732,309	572,930
Cost of natural gas, NGLs and condensate	790,618	532,719	633,184	468,304	470,099
Operating and maintenance expense	135,205	119,828	93,048	76,415	71,496
Taxes other than income	20,270	19,432	19,148	12,226	10,709
General and administrative expense	81,214	69,994	57,891	45,775	45,819
Other operating (income) expense	—	—	(2,893)	—	(3,552)
Impairment expense	214,286	177,003	16,288	6,666	21,788
Depreciation, depletion and amortization	167,170	161,045	131,611	106,398	108,530
Operating (loss) income	(213,484)	(96,062)	111,631	16,525	(151,959)
Interest expense, net	69,866	56,205	41,023	42,171	27,751
Other expense (income)	(257)	38	184	(450)	136
(Loss) income from continuing operations before income taxes	(283,093)	(152,305)	70,424	(25,196)	(179,846)
Income tax (benefit) provision	(5,114)	(1,703)	(2,432)	(2,585)	989
(Loss) income from continuing operations	(277,979)	(150,602)	72,856	(22,611)	(180,835)
Discontinued operations, net of tax	—	—	276	17,262	9,577
Net (loss) income	$(277,979)	$(150,602)	$73,132	$(5,349)	$(171,258)
(Loss) income from continuing operations per common unit - diluted	$(1.82)	$(1.13)	$0.61	$(0.26)	$(2.38)

Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,828,768	$1,968,206	$1,763,674	$1,137,239	$1,124,695
Total assets	2,127,550	2,294,216	2,045,688	1,349,397	1,534,818
Long-term debt	1,252,062	1,153,103	779,453	530,000	754,383
Net equity	573,879	868,374	1,007,347	579,113	530,398

Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$177,376	$145,501	$117,800	$94,128	$77,228
Investing activities	(247,048)	(528,670)	(373,936)	73,545	(37,284)
Financing activities	69,723	382,317	251,970	(175,446)	(73,260)
Discontinued operations	—	—	994	9,090	18,132
Other Financial Data:
Cash distributions per common unit (declared)	$0.74	$0.88	$0.75	$0.23	$0.10
Adjusted EBITDA(a)	$230,348	$245,815	$208,208	$126,026	$172,587
________________________

(a)	See Part II Item 6. Selected Financial Data – Non-GAAP Financial Measures for reconciliation of “Adjusted EBITDA” to net cash flows from operating activities and net income (loss).

Non-GAAP Financial Measures

We include in this report Adjusted EBITDA, which does not comply with accounting principles generally accepted in the United States ("GAAP"). We provide reconciliations of this non-GAAP financial measure to its most directly comparable financial measures as calculated and presented in accordance with GAAP.

We define Adjusted EBITDA as net income (loss) plus or (minus) income tax provision (benefit); interest-net, including gains and losses from interest rate risk management instruments that settled during the period and other expense; depreciation, depletion and amortization expense; impairment expense; other operating expense, non-recurring; other non-cash operating and general and administrative expenses, including non-cash compensation related to our equity-based compensation program; mark-to-market (gains) losses on commodity and interest rate risk management related instruments; gains (losses) on discontinued operations and other (income) expense; excluding certain general and administrative expenses incurred in connection with the Partnership’s strategic review and Midstream Business Contribution.  We use Adjusted EBITDA as a measure of our core profitability to assess the financial performance of our assets. Adjusted EBITDA is also used as a supplemental financial measure by external users of our financial statements such as investors, commercial banks and research analysts.  For example, the compliance covenant used by our lenders under our revolving credit facility which is designed to measure our viability and our ability to perform under the terms of our revolving credit facility uses Adjusted EBITDA.  We believe that investors benefit from having access to the same financial measures that our management team uses in evaluating performance.  Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash, mark-to-market benefit (charge) which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA provides additional information of our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also provides additional information on the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of discontinued operations, Adjusted EBITDA provides users of our financial statements additional information on our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations. Our Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as us. For example, we include in Adjusted EBITDA the actual settlement revenue created from our commodity hedges by virtue of transactions occasionally undertaken by us to reset commodity hedges to higher prices or purchase puts or other similar floors, despite the fact that we exclude from Adjusted EBITDA any charge for amortization of the cost of such commodity hedge reset transactions or puts.

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

The following table provides a reconciliation of Adjusted EBITDA to net cash flows provided by operating activities and net income (loss):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net income (loss):
Net cash flows provided by operating activities	$177,376	$145,501	$117,800	$94,128	$77,228
Add (deduct):
Discontinued operations, net of tax	—	—	276	17,262	9,577
Depreciation, depletion, amortization and impairment	(381,456)	(338,048)	(147,899)	(113,064)	(130,318)
Amortization of debt issuance cost	(4,465)	(3,483)	(2,415)	(1,305)	(1,068)
(Loss) gain from risk management activities, net	(19,322)	53,389	21,571	(35,921)	(112,637)
Derivative settlements - operating	(17,965)	(27,070)	43,939	38,111	(55,486)
Other	(13,114)	(9,151)	(1,489)	(5,319)	(2,878)
Accounts receivable and other current assets	5,418	35,951	13,394	(10,500)	(18,810)
Accounts payable, due to affiliates and accrued liabilities	(30,702)	(17,524)	189	3,418	34,903
Risk management activities	—	7,664	25,510	8,136	29,311
Other assets and liabilities	6,251	2,169	2,256	(295)	(1,080)
Net income (loss)	(277,979)	(150,602)	73,132	(5,349)	(171,258)
Add:
Interest expense, net	75,261	61,705	46,618	35,007	40,280
Depreciation, depletion, amortization and impairment	381,456	338,048	147,899	113,064	130,318
Income tax (benefit) provision	(5,114)	(1,703)	(2,432)	(2,585)	989
EBITDA	173,624	247,448	265,217	140,137	329
Add:
Loss (gain) from risk management activities, net	19,322	(53,389)	(21,571)	35,921	112,637
Derivative settlements	19,288	41,517	(37,670)	(36,981)	64,425
Restricted unit compensation expense	13,384	9,882	5,145	5,407	6,685
Non-cash mark-to-market Upstream imbalances	(1)	317	74	(746)	1,505
Discontinued operations, net of tax	—	—	(276)	(17,262)	(9,577)
Other income	—	40	182	(450)	135
Other operating (income) expense (a)	4,731	—	(2,893)	—	(3,552)
ADJUSTED EBITDA(b)	$230,348	$245,815	$208,208	$126,026	$172,587
________________________

(a)
Includes $4.7 million of non-recurring general and administrative expenses incurred related to the potential contribution of our Midstream Business to Regency during the year ended December 31, 2013, $2.9 million related to the release of reserves due to the expiration of repurchase obligations for certain receivables which were sold in previous periods during the year ended December 31, 2011 and $3.6 million due to the recovery of $2.2 million of assets previously written off and the release of $1.4 million of liabilities assumed as part of our purchase price allocation for our acquisitions of Escambia Asset Co. LLC and Redman Energy Holdings, L.P. during the year ended December 31, 2009.

(b)
Adjusted EBITDA excludes amortization of commodity hedge costs (including costs of hedge reset transactions) for the years ended December 31, 2010 and 2009 of $4.0 million and  $48.4 million, respectively.  Including these amortization costs, our Adjusted EBITDA for the years ended December 31, 2010 and 2009, would have been $122.1 million and $124.2 million, respectively.

The following table summarizes our quarterly financial data for 2013:

	For the Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands, except earnings per unit)
Sales of natural gas, NGLs, oil and condensate	$298,921	$306,820	$269,392	$254,200
Gathering and treating services	21,430	21,134	20,153	20,942
Commodity risk management gains (losses), net	(4,284)	(26,834)	30,493	(17,908)
Other revenues	97	113	113	497
Total revenues	316,164	301,233	320,151	257,731
Cost of natural gas, NGLs, oil and condensate	211,361	213,509	185,760	179,988
Operating and maintenance expense	40,308	38,900	40,182	36,085
General and administrative expense	22,434	20,537	19,396	18,847
Depreciation, depletion, amortization and impairment expense	194,193	104,030	42,996	40,237
Interest expense, net	(17,594)	(17,475)	(16,609)	(17,084)
Interest rate risk management losses, net	(338)	(459)	(151)	(156)
Income tax benefit	(1,059)	(2,033)	(862)	(1,160)
Other income (expense), net	73	79	113	(8)
Net (loss) income	$(168,932)	$(91,565)	$16,032	$(33,514)
(Loss) earnings per common unit - Diluted	$(1.08)	$(0.59)	$0.10	$(0.23)

During our fiscal year ended December 31, 2013, we recorded the following significant items:

•
During the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013, we incurred impairment charges of $1.8 million, $61.4 million and $151.1 million in our Upstream Segment, respectively. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Impairment for further discussion of our impairment charges during the year ended December 31, 2013.

•
We experienced significant fluctuations in our mark-to-market commodity derivative gains and losses from quarter to quarter as a result of the volatility of commodity prices during 2013.  For example, we recorded mark-to-market gains of $22.3 million during the quarter ended June 30, 2013, while we recorded mark-to-market losses of $27.9 million, $29.6 million and $8.7 million during the quarters ended March 31, 2013, September 30, 2013 and December 31, 2013, respectively.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – General Trends and Outlook – Natural Gas Supply and Demand and Crude Oil Supply, Demand and Outlook for further discussion regarding the volatility of commodity prices.

The following table summarizes our quarterly financial data for 2012:

	For the Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	($ in thousands, except earnings per unit)
Sales of natural gas, NGLs, oil and condensate	$284,732	$184,494	$172,945	$222,713
Gathering and treating services	21,265	13,604	10,451	11,511
Commodity risk management gains (losses), net	6,040	(35,503)	95,965	(8,608)
Other revenues	374	794	3,043	139
Total revenues	312,411	163,389	282,404	225,755
Cost of natural gas, NGLs, oil and condensate	193,921	110,430	97,914	130,454
Operating and maintenance expense	43,057	31,822	32,182	32,199
General and administrative expense	17,610	16,807	18,736	16,841
Depreciation, depletion, amortization and impairment expense	97,181	96,295	59,756	84,816
Interest expense, net	(16,391)	(14,199)	(10,647)	(10,241)
Interest rate risk management losses, net	(567)	(1,118)	(1,463)	(1,579)
Income tax benefit	(1,147)	(386)	(79)	(91)
Other income (expense), net	6	1	4	(49)
Net (loss) income	$(55,163)	$(106,895)	$61,789	$(50,333)
(Loss) earnings per unit—diluted	$(0.39)	$(0.78)	$0.46	$(0.40)

During our fiscal year ended December 31, 2012, we recorded the following unusual or infrequently occurring items:

•
On October 1, 2012, we completed the Panhandle Acquisition for an aggregate purchase price of $230.6 million. We commenced recording results of operations relating to this acquisition during the quarter ended December 31, 2012.

•
During the quarter ended March 31, 2012, we incurred impairment charges of $45.5 million in our East Texas and Other Segment. During the quarter ended June 30, 2012, we incurred impairment charges of $21.4 million related to our Upstream Segment and East Texas and Other Segment. During the quarter ended September 30, 2012, we incurred impairment charges of $55.9 million in our Upstream Segment and East Texas and Other Segment. During the quarter ended December 31, 2012, we incurred impairment charges of $54.2 million in our Upstream Segment and East Texas and Other Segment. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Impairment for further discussion of our impairment charges during the year ended December 31, 2012.

•
We experienced significant fluctuations in our mark-to-market commodity derivative gains and losses from quarter to quarter as a result of the volatility of commodity prices during 2012.  For example, we recorded mark-to-market gains of $79.5 million during the quarter ended June 30, 2012, while we recorded mark-to-market losses of $14.8 million, $51.3 million and $6.9 million during the quarters ended March 31, 2012, September 30, 2012 and December 31, 2012, respectively.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – General Trends and Outlook – Natural Gas Supply and Demand and Crude Oil Supply, Demand and Outlook for further discussion regarding the volatility of commodity prices.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and notes included elsewhere in this Annual Report.

OVERVIEW

We are a domestically-focused, growth-oriented, publicly-traded Delaware limited partnership engaged in the following two businesses:

•	Upstream Business—developing and producing oil and natural gas property interests.

•
Midstream Business—gathering, compressing, treating, processing, transporting, marketing and trading natural gas; fractionating, transporting and marketing natural gas liquids ("NGLs"); and crude oil and condensate logistics and marketing; and

We conduct, evaluate and report on our Upstream Business as one segment. On May 3, 2011, we completed our acquisition of CC Energy II L.L.C. (the "Mid-Continent Acquisition"), as discussed below. Our Upstream Segment includes operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas and the Texas Panhandle); Permian (which includes areas in West Texas); East Texas / South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities and one natural gas processing plant and related gathering systems). During the year ended December 31, 2013, our Upstream Business generated an operating loss of $154.8 million compared to operating income of $12.4 million during the year ended December 31, 2012.  The operating loss generated during the year ended December 31, 2013 included impairment and other charges of $214.3 million, compared to impairment and other charges of $45.3 million included in the operating income generated during year ended December 31, 2012.

We conduct, evaluate and report on our Midstream Business within three distinct segments—the Texas Panhandle Segment, the East Texas and Other Midstream Segment (which consolidates our former East Texas/Louisiana, South Texas and Gulf of Mexico Segments) and the Marketing and Trading Segment. On October 1, 2012, we completed our acquisition of BP America Production Company's ("BP") Texas Panhandle midstream assets, as discussed further below. Our Texas Panhandle Segment consists of gathering and processing assets in the Texas Panhandle. Our East Texas and Other Midstream Segment consists of gathering and processing assets in East Texas/Northern Louisiana, South Texas, Southern Louisiana, the Gulf of Mexico and Galveston Bay. Our Marketing and Trading Segment consists of crude oil and condensate logistics and marketing in Texas Panhandle and Alabama and natural gas marketing and trading.  During the year ended December 31, 2013, our Midstream Business generated operating income from continuing operations of $43.3 million compared to operating loss from continuing operations of $95.9 million during the year ended December 31, 2012. As discussed in "Recent Developments," on December 23, 2013, we entered into an agreement to contribute our Midstream Business to Regency Energy Partners, LP ("Regency").

The final segment that we report on is our Corporate and Other Segment, which is where we account for our risk management activity (excluding any risk management activity associated with our natural gas marketing and trading activities), intersegment eliminations and our general and administrative expenses.  During the year ended December 31, 2013, our Corporate and Other Segment generated an operating loss of $102.0 million compared to an operating loss of $12.6 million during the year ended December 31, 2012.  Results reflected net gains on our commodity derivatives of $18.5 million during the year ended December 31, 2013, compared to net gains on our commodity derivatives of $57.9 million during the year ended December 31, 2012.  See "Summary of Consolidated Operating Results - Corporate and Other Segment" for a further discussion of the impact of our commodity derivatives.

Recent Developments

On December 23, 2013, we announced that we had entered into a definitive agreement to contribute our Midstream Business to Regency for total consideration of up to $1.325 billion, consisting of $200 million of newly issued Regency common units and a combination of cash and assumed debt, subject to certain closing conditions. As part of this transaction, Regency will conduct an offer to exchange our $550 million of outstanding senior unsecured notes into an equivalent amount of Regency senior unsecured notes with the same tenor, coupon and a comparable covenant package. The cash portion of the purchase price will be reduced by the amount of notes exchanged subject to a 10% adjustment factor, such that if all $550 million of bonds are exchanged, the total consideration will equal $1.27 billion ($1.325 billion less $55 million) consisting of $200 million in Regency units, $550 million of assumed debt and $520 million of cash proceeds. The transaction is subject to the approval of our unitholders, Hart-Scott-Rodino Antitrust Improvements Act of 1976 approval and other customary closing conditions.

As the sale of the Midstream Business is conditioned upon the approval of our unitholders, we have not classified the assets of our Midstream Business as assets-held-for-sale or the operations as discontinued.

On February 28, 2014, we announced that ourself and Regency had received a request for additional information and documents from the Federal Trade Commission in connection with the proposed contribution of our Midstream Business to Regency.

Acquisitions

On October 1, 2012, we completed the acquisition of BP's Texas Panhandle midstream assets (the "Panhandle Acquisition"), including the Sunray and Hemphill processing plants and associated 2,500 mile gathering system.

In addition, on October 1, 2012, we entered into a 20-year, fixed-fee Gas Gathering and Processing Agreement with BP under which we will gather and process BP's natural gas production from the existing wells connected to the acquired gathering system. Furthermore, BP has committed itself to us under the same agreement, and committed its farmees to us under substantially the same terms, with respect to all future natural gas production from new wells drilled within an initial two-year period from closing, subject to mutually-agreed extensions, and within a two-mile radius of any portion of our gathering system serving such BP connected wells.

On May 3, 2011, we completed the Mid-Continent Acquisition -- the acquisition of all of the outstanding membership interests of CC Energy II L.L.C. ("Crow Creek Energy"), a portfolio company of Natural Gas Partners, VIII, L.P. ("NGP VIII". The oil and natural gas properties acquired from Crow Creek Energy are located in multiple basins across Oklahoma, north Texas and Arkansas (the "Mid-Continent Properties") and provide us with an extensive inventory of low-risk development prospects.

Impairment

During the year ended December 31, 2013, we recorded impairment in our Upstream Segment of 207.1 million primarily related to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts. We also incurred an impairment of 7.2 million for certain leaseholds in out Mid-Continent region unproved properties that we expect to expire undrilled in 2014. During the year ended December 31, 2013, we recorded no impairment charges in our Midstream Businesses. During the year ended December 31, 2012, we recorded impairment charges in our Midstream Business for certain assets within our East Texas and Other Midstream Segment of $131.7 million, due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment, (ii) the loss of significant gathering contracts on various systems and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Isaac in August 2012. During the year ended December 31, 2012, we recorded impairment and other charges in our Upstream Segment of $45.3 million, due to (i) certain leaseholds in our unproved properties that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale, East Texas and Permian regions that are expected to have reduced cash flows resulting from lower natural gas prices and ongoing relatively high operating costs associated with gas compression. In addition, we recorded a loss on the sale of our properties in the Barnett Shale.

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

Natural Gas Supply, Demand and Outlook

Since 2006, the United States has experienced significant growth in natural gas production due to drilling for gas in shale plays (such as the Haynesville and Marcellus plays), and the production of associated gas from wells drilled in liquids-rich shale and other unconventional plays (such as the Eagle Ford and Granite Wash plays). In response to greater supply, natural gas prices have stayed consistently below $5.00/mmbtu at Henry Hub since 2009, but these relatively low prices have not dampened the intensity of development of these reserves. Given this observation and the large amount of undeveloped gas reserves in these types of plays, we expect operators to continue to aggressively develop them as long as natural gas prices remain at or above an average Henry Hub price around $4.00/mmbtu.

The increase in US natural gas production has been absorbed through a reduction in natural gas imports from Canada via pipelines and from other countries as LNG, and through an increase in consumption for electricity generation. Because US electricity generation has been relatively flat over this period, almost all of the increase in natural gas-fired generation has come at the expense of coal-fired generation. Despite lower natural gas prices, other uses for natural gas (such as industrial, residential and vehicle uses) have not grown significantly, and we do not expect them to do so in the next few years. Also, it is uncertain whether natural gas can continue to gain market share from coal in the electrical power generation market. Therefore, we believe that continued increases in natural gas production due to ongoing development of domestic oil and gas shale resources will result in sustained low prices (less than $4.50/mmbtu) unless significant new sources of demand arise, such as additional fuel switching in the electrical power generation industry (perhaps due to increased regulation of emissions from coal-fired generators) or the export of natural gas to other markets in the form of LNG.

Crude Oil Supply, Demand and Outlook

Crude oil is a global commodity and the majority of the world’s reserves are controlled by foreign governments and state-owned companies. Much of the world’s reserves are in politically unstable regions, particularly in the Middle East and Africa, and supply disruptions (or even the threat of supply disruptions) can cause large increases in the price of crude oil. Since 2000, worldwide petroleum supply has grown at a modest pace, but not all oil producing countries have experienced increases in production. Almost all of the increase can be explained by increases in Saudi Arabia, Russia, Kazakhstan, the United States and Canada. The dramatic growth in United States production is attributable to the development of vast oil and liquids-rich shale plays that require much higher prices to remain viable than do Middle Eastern reserves. We believe that as long as WTI prices remain above $70-80/bbl, many of these plays will generate economic returns and US production growth will continue for the next several years.

The non-OECD countries currently account for almost half of worldwide petroleum consumption, and since 2000, substantially all of the increase in worldwide consumption has occurred in them. Within that group of countries, the leading consumers are China, India, Brazil and Russia, followed by Saudi Arabia, Iran and Indonesia. These seven countries account for 60% of non-OECD consumption and each of them has increased its petroleum consumption over the last decade. The most significant in terms of quantity consumed and consumption growth rate is China.

We believe that the factors that have resulted in flat or declining consumption in the OECD countries (low population growth, an aging population and increased fuel efficiency) are likely to persist, so future oil demand growth will must come from the non-OECD countries. We are optimistic that these countries will continue to increase their rates of oil consumption as their economies continue to grow and mature. The performance of the Chinese economy will continue to be an important factor in global oil demand, and we believe that if it continues to grow modestly and shifts to a more consumer-driven economy, it will provide an important source of demand growth to support oil prices.

As a result of the supply and demand trends, we believe that crude oil prices in the United States will stay in a range between $70 and $100/bbl over the next few years, but we recognize that infrastructure constraints may create short-lived periods of prices below this range.

Natural Gas Liquids Supply, Demand and Outlook

The high levels of liquids-directed drilling in the United States has resulted in significant increases in the supply of NGLs while demand for the products has remained relatively stable. As a result, NGL prices declined significantly in 2012 and remained low in 2013. Historically, natural gas liquids prices have tended to have a high correlation to crude oil prices, especially for propane and heavier NGLs, This correlation weakened in 2012, and in 2013 was almost non-existent. We do not expect the prices of NGL’s and crude oil to be well-correlated in the short term, and we are uncertain if and when the correlation will resume.

The majority of the NGLs we produce are delivered into the Conway, Kansas hub. During 2013, the difference between NGL prices at the Conway Hub and the Mont Belvieu, Texas hub were relatively modest, and actually improved in the final months of the year By the end of 2013, prices for propane, iso-butane, and normal-butane were trading at Conway at a slight premium to the Mont Belvieu prices.

Ethane comprises the largest volumetric percentage of the typical NGL barrel, and ethane prices historically have been substantially less correlated to crude oil than have the heavier NGLs. Increased supply, driven by drilling in NGL-rich plays, led to multi-year lows in ethane prices during 2012 and these low prices largely continued in 2013. Ethane demand is primarily driven by global petrochemical production, specifically by its use as a feedstock for ethylene production. Ethane's low price relative to heavier ethylene feedstocks has resulted in strong worldwide demand, and chemical manufacturers have recently announced projects to increase their ethylene production capacity using ethane. These projects have long lead-times, however, and we do not expect the demand response to offset the existing supply for several years. .

 Sulfur Supply, Demand and Outlook

Much of the natural gas that we produce in the East Texas and Alabama regions within our Upstream Segment contains high, naturally-occurring concentrations of hydrogen sulfide. This is a corrosive, poisonous gas that must be removed from the natural gas stream before it can be processed for NGL extraction or sale. The process of removing the hydrogen sulfide yields a large amount of elemental sulfur, which we sell or otherwise dispose of. The process of removing hydrogen sulfide from natural gas, and similar processes for the removal of hydrogen sulfide from sour crude oils (prior to refining), are the primary sources of sulfur production in the United States and the world.

The primary use of sulfur is the production of sulfuric acid, and one of the major uses of sulfuric acid is the production of phosphoric acid. In turn, phosphoric acid is a key raw material in the manufacture of phosphate fertilizers. Therefore, one of the major factors influencing the demand for sulfur is the demand for fertilizer. The region around Tampa, Florida contains a large amount of fertilizer manufacturing facilities, and Tampa also serves as an export hub for sulfur.

As with many commodities, the developing economies are responsible for much of the global demand growth for fertilizer. Sulfur prices at Tampa in 2013 ranged from a high of $155 per long ton in the second quarter to a low of $75 per long ton in the fourth quarter. Sulfur prices were $110 per long ton in the first quarter of 2014. We expect demand to remain strong relative to supply in 2014, and, that over the next few years, the performance of the emerging economies, uncertain global economic conditions, and the start-up of significant sulfur-producing operations in the Middle East could result in supply/demand imbalances and cause significant price volatility.

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

Risk Management Activities. We have structured our hedging activities in order to minimize our commodity pricing and interest rate risks and to help maintain compliance with certain financial covenants in our revolving credit facility. These hedging activities rely upon forecasts of our expected operations and financial structure over the next few years. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed.  Based on our current Upstream Business production estimates, we have hedged approximately 80% of our 2014 expected hedgeable crude, condensate and natural gas liquids (heavier than ethane) volumes related to our Upstream Business and 96% of our natural gas and ethane production related to our Upstream Business. Similarly based on the production estimates in our current Midstream Business forecast, we have hedged approximately 81% of our 2014 expected hedgeable crude, condensate and natural gas liquids (heavier than ethane) volumes related to our Midstream Business and 115% of our natural gas and ethane production related to our Midstream Business.

From the inception of our hedging program, we used mark-to-market accounting for our commodity hedges and interest rate swaps. We record monthly gains and losses on hedge instruments based upon cash settlement information. The settlement amounts vary due to the volatility in the commodity market prices throughout each month. We also record mark-to-market gains and losses monthly based upon the future value through their expiration dates. The expiration dates vary but are currently no later than June 2015 for our interest rate hedges and December 2016 for our commodity hedges. We monitor and review hedging positions regularly.

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

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the years ended December 31, 2013 and 2012. Operating results for our individual operating segments are also presented in tables in this Item 7.

	Year Ended December 31,
	2013	2012
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$1,129,333	$864,884
Gathering, compression, processing and treating fees	83,659	56,831
Commodity risk management gains (losses), net	(18,533)	57,894
Other revenue	820	4,350
Total revenues	1,195,279	983,959
Cost of natural gas, natural gas liquids, condensate and helium	790,618	532,719
Costs and expenses:
Operating and maintenance	135,205	119,828
Taxes other than income	20,270	19,432
General and administrative	81,214	69,994
Impairment and other	214,286	177,003
Depreciation, depletion and amortization	167,170	161,045
Total costs and expenses	618,145	547,302
Total operating loss	(213,484)	(96,062)
Other income (expense):
Interest expense, net	(68,762)	(51,478)
Interest rate risk management losses, net	(1,104)	(4,727)
Other (expense) income, net	257	(38)
Total other expense	(69,609)	(56,243)
Loss from continuing operations before income taxes	(283,093)	(152,305)
Income tax benefit	(5,114)	(1,703)
Loss from continuing operations	(277,979)	(150,602)
Discontinued operations, net of tax	—	—
Net loss	$(277,979)	$(150,602)
Adjusted EBITDA(a)	$230,348	$245,815
________________________

(a)	See "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Upstream Segment

	Year Ended December 31,
	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$67,677	$58,420
Intersegment sales - condensate	39,075	43,004
Natural gas	37,249	32,105
Intersegment sales - natural gas	7,973	10,339
NGLs	40,583	43,831
Sulfur	8,051	14,020
Other	701	1,486
Total revenue	201,309	203,205
Operating Costs and expenses:
Operations and maintenance	54,354	56,734
Depletion, depreciation and amortization	87,456	88,777
Impairment and other	214,286	45,289
Total operating costs and expenses	356,096	190,800
Operating (loss) income	$(154,787)	$12,405

Capital expenditures	$129,099	$160,330

Realized average prices:
Oil and condensate (per Bbl)	$87.34	$85.65
Natural gas (per Mcf)	$3.53	$2.58
NGLs (per Bbl)	$35.12	$39.12
Sulfur (per Long ton)	$76.38	$137.46
Production volumes:
Oil and condensate (Bbl)	1,222,270	1,184,200
Natural gas (Mcf)	12,804,475	16,442,579
NGLs (Bbl)	1,155,639	1,120,522
Total (Mcfe)	27,071,929	30,270,911
Sulfur (Long ton)	105,394	102,002

Revenue. For the year ended December 31, 2013, Upstream Segment revenues decreased by $1.9 million as compared to the year ended December 31, 2012.  The decrease in revenues was due to the sale of our Barnett properties, lower natural gas volumes, and lower NGL and sulfur prices, partially offset by higher oil and NGL volumes, and higher oil and natural gas prices for the year ended December 31, 2013, compared to the year ended December 31, 2012. Volumes during the year ended December 31, 2013 were negatively impacted by suspended operations at our Flomaton separation and treating facility, increased natural gas fuel consumption at our Big Escambia Creek treating and processing facility, higher than expected decline rates from our 2012 Cana Shale program wells, production delays associated with extended drilling time for certain wells in the Mid-Continent, an unsuccessful development well in the Mid-Continent and less than expected volumes from our Mid-Continent and Permian recompletion projects. Golden Trend and Southeast Cana volumes during the year ended December 31, 2013 were negatively impacted by a third-party processing plant being shutdown for eight days in September. Volumes returned to normal production levels during the month of September. During November and December 2013, revenues were negatively impacted by approximately $1.2 million due to weather related events.

On February 7, 2013, we suspended operations at our Flomaton treating facility in Escambia County, Alabama due to the failure of certain plant equipment and inlet volumes that were insufficient to operate the facility's sulfur recovery unit. To increase inlet volumes of the field to operate the treating facility we attempted to restore production from two wells connected to the facility, but these operations were unsuccessful. We resumed facility operations on April 18, 2013, after repairing the equipment and increasing inlet volumes by diverting production from a nearby operated well; however, on May 24, 2013, we again suspended operations due to equipment failure at the treating facility. We estimate that during the year ended December 31, 2013, we lost revenues of approximately $1.2 million and incurred increased facility expenses of $0.2 million. During the first three months of 2013, we incurred increased operating expenses of approximately $2.4 million related to the production restoration attempts. On July 31, 2013, we received approval from the required percentage of owners of the Big Escambia Creek and Flomaton plants to resume operations by re-routing gas from the Flomaton facility to our Big Escambia Creek facility for treating and processing, while continuing to stabilize and sell the Flomaton field condensate at the Flomaton facility.

In August 2010, our East Texas oil and natural gas production was temporarily shut-in due to an unscheduled shut-down of the Eustace processing facility owned and operated by a third-party. The shut-in negatively impacted our net revenues from January 1, 2011 to March 11, 2011, the date the plant was brought back into service. During the year ended December 31, 2012, we received an $0.8 million settlement from the third-party operator related to this incident, which was recorded as other revenue.

During the year ended December 31, 2012, we completed the following turnarounds at our Alabama processing facilities to make certain repairs and routine inspections of equipment.

•	In March 2012, our Flomaton facility was shut-down for approximately twelve days.

•	In May and June 2012, our Big Escambia Creek facility was shut-down for approximately eight and seven days, respectively.

•
In November and December 2012, our Big Escambia Creek facility was shut-down for 24 days, during which time we also installed a new Superclaus reactor within our existing sulfur recovery unit, which was required to reduce the facilities' SO2 emissions.

As a result of these turnarounds, and the shutting-in of wells within the fields that supply natural gas to the processing plants, we estimate the revenue impact due to the loss of production was $8.7 million and that we incurred additional operating expenses of approximately $2.8 million during the year ended December 31, 2012. In addition, these turnarounds reduced our production by approximately 759 MMcfe and 6,799 long ton of sulfur.
Operating Expenses. Operating expenses, including severance and ad valorem taxes, decreased by $2.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The decrease was primarily due to the sale of our Barnett Shale properties, lower severance taxes resulting from decreased sales and from a refund received from the state of Oklahoma for taxes paid in prior years.

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $1.3 million for the year ended December 31, 2013 as compared to the same period in 2012.  The decrease was primarily a result of the sale of our Barnett Shale properties and impairment charges recorded during 2013 and 2012.

Impairment and Other. During the year ended December 31, 2013, we recorded an impairment charges in our Upstream Segment of $214.3 million due to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts and certain leaseholds in our Mid-Continent region unproved properties that we expect to expire undrilled in 2014. During the year ended December 31, 2012, we incurred impairment and other charges of $45.3 million due to (i) certain unproved property leaseholds that we expected to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing relatively high operating costs associated with gas compression. In addition, we recorded a loss on the sale of our properties in the Barnett Shale in 2012.

Capital Expenditures.  Capital expenditures decreased by $31.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.   During the year ended December 31, 2013, we drilled and completed thirteen gross operated wells, participated in thirty-one gross non-operated wells and drilled and abandoned one unproductive well on leases in the Mid-Continent region. Additionally, during the year ended December 31, 2013, we conducted ten recompletions, twenty-four capital workovers and eight expense workovers across our operations.

Midstream Business (Three Segments)

Texas Panhandle Segment

	Year Ended December 31,
	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil, condensate and helium sales	$484,634	$334,295
Intersegment sales - natural gas	226,576	105,759
Gathering, compression, processing and treating fees	53,739	25,743
Other revenue (a)	119	2,864
Total revenue	765,068	468,661
Cost of natural gas, natural gas liquids, condensate and helium (b)(c)	594,325	332,875
Operating costs and expenses:
Operations and maintenance	81,186	60,884
Depreciation and amortization	57,781	44,451
Total operating costs and expenses	138,967	105,335
Operating income	$31,776	$30,451

Capital expenditures	$81,590	$131,928

Realized prices (d):
Oil and condensate (per Bbl)	$84.41	$82.64
Natural gas (per Mcf)	$3.45	$2.63
NGLs (per Bbl)	$36.31	$36.00
Production volumes:
Gathering volumes (Mcf/d)(e)	370,606	212,617
NGLs (net equity Bbls)	805,190	1,270,601
Condensate (net equity Bbls)	1,155,590	801,828
Natural gas (MMbtu/d)(e)	7,747	547
_______________________

(a)
The year ended December 31, 2012 included the receipt of an insurance payment of $2.9 million for business interruption related to the downtime to our Cargray plant caused by the severe winter weather in 2011.

(b)	Includes the cost of gathering, compression, processing and treating fees of $2.0 million and $1.5 million for the year ended December 31, 2013 and 2012, respectively.

(c)	Includes purchase of natural gas of $200 and $83 from the Upstream Segment for the year ended December 31, 2013 and 2012, respectively.

(d)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(e)	Gathering volumes (Mcf/d) and natural gas positions (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2013, revenues minus cost of natural gas, NGLs, condensate and helium for our Texas Panhandle Segment operations totaled $170.7 million compared to $135.8 million for the year ended December 31, 2012. The addition of volumes from the Panhandle Acquisition, which closed on October 1, 2012, positively impacted the Texas Panhandle Segment's revenues minus cost of natural gas, NGLs, condensate and helium relative to the corresponding prior year period positively by $37.1 million during the year ended December 31, 2013 compared to 2012. The increase resulting from the Panhandle Acquisition during the year ended December 31, 2013 was partially offset by the following: (i) the harsh winter storms in the Texas Panhandle in early January and late February 2013 and again in late November and the entirety of December 2013, which resulted in lower volumes and lower-than-normal NGL recovery rates; and (ii) adjustments related to amounts recorded during the three months ended December 31, 2012. During the year ended December 31, 2013, we received new information related to the assets acquired in the Panhandle Acquisition, which were operated by BP during the three months ended December 31, 2012. We were informed that the cost of natural gas, NGLs and condensate on the assets was higher than previously communicated. Due to these adjustments, our results for the year ended December 31, 2013 were negatively impacted by $3.2 million.

Our NGL equity volumes were lower in part due to our decision to reject ethane during the year ended December 31, 2013. Our election to reject ethane is an economic decision based on our contract portfolio and the price spread between ethane and natural gas.  This decision also has a positive impact on our natural gas volumes as the ethane remains unprocessed and sold as natural gas.

Our Texas Panhandle Segment lies within 14 counties in Texas and two counties in Oklahoma and consists of our East Panhandle System and our West Panhandle System. The limited drilling activity in the West Panhandle System is not sufficient to offset the natural declines experienced on this system. The combination of our contract mix and the high NGL content of the natural gas gathered in the West Panhandle System provides us with a high level of equity NGL and condensate production. As such, any declines in gathered volumes from the West Panhandle System must be offset with increases in gathered volumes from other systems on a greater than one-to-one basis in order to maintain our total equity NGL and condensate production. We have seen continued drilling activity in the East Panhandle System by our producer customers and continue to expect drilling activity and the resulting volumes to continue during the remainder of 2014.

Operating Expenses. Operating expenses, including taxes other than income, for the year ended December 31, 2013 increased $20.3 million as compared to the year ended December 31, 2012. The increase was primarily driven by $17.7 million of costs related to the operation of the assets acquired in the Panhandle Acquisition for the year ended December 31, 2013 compared to 2012. Excluding the acquisition, operating expenses increased primarily due to costs associated with the new Wheeler Plant and a full 12 months of operations at the Woodall Plant.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2013 increased $13.3 million as compared to the year ended December 31, 2012. The increase was due to increased depreciation expense primarily associated with the new Woodall and Wheeler Plants, Panhandle Acquisition and other capital expenditures placed into service during the period.

Capital Expenditures. Capital expenditures for the year ended December 31, 2013 decreased by $50.3 million compared to the year ended December 31, 2012. The decrease was primarily driven by spending related to the construction of our Woodall Plant in 2012, partially offset by spending related to construction of our Wheeler Plant in 2013.

On July 8, 2013, we announced the successful startup of our previously announced 60 MMcf/d high-efficiency cryogenic processing plant in Wheeler County, Texas, in the heart of the Granite Wash play. With the completion of the Wheeler Plant, we now have in excess of 500 MMcf/d of high-efficiency cryogenic processing capacity serving the Granite Wash play. The construction of the Wheeler Plant and associated gathering and compression cost approximately $68 million.

East Texas and Other Midstream Segment

	Year Ended December 31,
	2013	2012
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil and condensate sales	$106,889	$125,512
Intersegment sales - natural gas	37,716	39,099
Gathering, compression, processing and treating fees	29,748	31,017
Total revenue	174,353	195,628
Cost of natural gas, natural gas liquids and condensate (a)	131,966	147,493
Operating costs and expenses:
Operations and maintenance	19,943	21,762
Impairment	—	131,714
Depreciation and amortization	19,476	25,771
Total operating costs and expenses	39,419	179,247
Operating income (loss)	$2,968	$(131,112)

Capital expenditures	$7,827	$9,328

Realized prices (b):
Oil and condensate (per Bbl)	$99.36	$96.91
Natural gas (per Mcf)	$3.58	$2.85
NGLs (per Bbl)	$30.03	$37.83
Production volumes:
Gathering volumes (Mcf/d)(c)	195,235	255,752
NGLs (net equity Bbls)	160,235	338,636
Condensate (net equity Bbls)	31,025	38,350
Natural gas (MMbtu/d)(c)	296	1,530
_________________________

(a)	Includes the cost of gathering, compression, processing and treating fees of $3.0 million and $4.4 million for the year ended December 31, 2013 and 2012, respectively.

(b)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(c)	Gathering volumes (Mcf/d) and natural gas position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

 Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2013, revenues minus cost of natural gas and NGLs for our East Texas and Other Midstream Segment totaled $42.4 million compared to $48.1 million for the year ended December 31, 2012. During the years ended December 31, 2013 and 2012, we recorded revenues associated with deficiency payments of $6.2 million and $5.0 million, respectively. We receive deficiency payments under certain of our gathering contracts when delivered volumes fail to meet certain thresholds. These amounts are included within gathering and treating services revenue. Excluding these deficiency payments, revenues minus cost of natural gas, NGLs and condensate for the years ended December 31, 2013 and 2012 would have been $36.2 million and $43.2 million, respectively. The decrease, excluding deficiency payments, for the year ended December 31, 2013 compared to the year ended December 31, 2012, is primarily due to a decrease in gathering and equity volumes and lower NGL prices, partially offset by an increase in condensate and natural gas prices.

The gathering volumes for the year ended December 31, 2013, decreased as compared to the year ended December 31, 2012, due in part to the impact of Hurricane Issac in August 2012, which caused significant damage to the Yscloskey Plant in Louisiana, in which we have a non-operated ownership interest. The owners of the Yscloskey Plant elected to shut down the facility following Hurricane Isaac. We estimate this negatively impacted gathering volumes by approximately 52 MMcf/d and NGL volumes by approximately 28,900 Bbls for the year ended December 31, 2013. In addition, our volumes declined due to the loss of customers on our Panola system, which we estimate negatively impacted gathering volumes by approximately 4 MMcf/d, NGL volumes by approximately 35,300 Bbls and condensate volumes by approximately 8,400 Bbls for the year ended December 31, 2013. Also contributing to the decrease in gathering volumes were natural declines in the production of the existing wells and reduced drilling activity in dry-gas formations related to a decline in natural gas prices.

Operating Expenses. Operating expenses for the year ended December 31, 2013 decreased $1.8 million compared to the year ended December 31, 2012, primarily due to the lower operating expenses at Yscloskey and Panola.

Impairment. No impairment charges were recorded during the year ended December 31, 2013. We recorded impairment charges of $131.7 million during the year ended December 31, 2012 on certain assets due to (i) reduced throughput volumes as our producer customers curtailed their drilling activity in response to the continued depressed natural gas price environment during the first three months of 2012, (ii) the loss of significant gathering contracts on our Panola system during the year ended December 31, 2012 and (iii) the substantial damage incurred at the Yscloskey processing plant as a result of Hurricane Issac in August 2012.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2013, decreased $6.3 million compared to the year ended December 31, 2012. The decrease was primarily a result of the impairment charge recorded during the year ended 2012.

Capital Expenditures. Capital expenditures for the year ended December 31, 2013, decreased $1.5 million compared to the year ended December 31, 2012. The decrease was due to fewer new well connects in 2013 compared to 2012.

Marketing and Trading Segment

	Year Ended December 31,
	2013	2012
	($ in thousands)
Revenues:
Natural gas, oil and condensate sales (a)	$384,250	$256,701
Intersegment sales - natural gas and condensate	(272,116)	(154,992)
Gathering, compression, processing and treating fees	172	71
Total revenue	112,306	101,780
Cost of oil and condensate	64,527	52,434
Intersegment cost of oil and condensate	38,844	44,317
Operating costs and expenses:
Operations and maintenance	(8)	2
Depreciation and amortization	428	273
Total operating costs and expenses	420	275
Operating income	$8,515	$4,754

Capital Expenditures	$309	$5,489
_________________________

(a)
Includes losses of $0.4 million and $0.2 million for the year ended December 31, 2013 and 2012, respectively, as a result of marking derivative contracts to market and gains of $0.7 million and $0.4 million for the year ended December 31, 2013 and 2012, respectively, from derivative contracts that settled during the respective periods.

Our Marketing and Trading Segment is comprised of our crude and condensate marketing operations and our natural gas marketing and trading activities. Our crude and condensate operations consist of developing and implementing marketing uplift strategies surrounding crude oil and condensate production in Alabama, the Texas Panhandle and Oklahoma. Through our natural gas marketing and trading activities, we seek to capitalize on opportunities that naturally extend from our upstream and midstream assets. Where in the past, we generally sold our natural gas to wholesale buyers at the tailgates and wellheads of our assets, now we hold transportation agreements and move our product to many locations and many types of buyers. This strategy diversifies our credit and performance risk and allows us to capitalize on daily, monthly and seasonal changes in market conditions.

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

For the years ended December 31, 2013 and 2012, revenues minus cost of oil and condensate totaled $8.9 million and $5.0 million, respectively. The increase in revenues minus cost of oil and condensate was primarily the result of increased activity in both our natural gas and condensate marketing and trading businesses.

Corporate and Other Segment

	Year Ended December 31,
	2013	2012
	($ in thousands)
Revenues:
Commodity risk management gains (losses), net	$(18,533)	$57,894
Intersegment elimination - Sales of natural gas and condensate	(39,224)	(43,209)
Total revenue	(57,757)	14,685
Intersegment elimination - Cost of natural gas and condensate	(39,044)	(44,400)
General and administrative	81,214	69,994
Intersegment elimination - Operations and maintenance	—	(122)
Depreciation and amortization	2,029	1,773
Operating loss	(101,956)	(12,560)
Other income (expense):
Interest expense, net	(68,762)	(51,478)
Interest rate risk management losses, net	(1,104)	(4,727)
Other (expense) income, net	257	(38)
Total other expense	(69,609)	(56,243)
Loss from continuing operations before taxes	(171,565)	(68,803)
Income tax benefit	(5,114)	(1,703)
Segment loss	$(166,451)	$(67,100)

Revenue. Our Corporate and Other Segment's revenue consists of our intersegment eliminations and our commodity derivatives activity (excluding any risk management activity associated with our natural gas marketing and trading activity). Our commodity derivatives activities impact our Corporate and Other Segment revenues through: (i) gains or losses due to the changes in mark-to-market value of our commodity derivatives scheduled to settle in future periods; and (ii) the gains or losses on our commodity derivatives settled in the indicated period. In general, the change in the mark-to-market value of our derivative position may be due to several factors including the settlement of derivative instruments during the period, the addition of new derivative positions during the period, changes in the forward curves of the underlying commodities from the beginning to the end of the period, changes in interest rates used in the mark-to-market calculations from the beginning to the end of the period and the passage of time during the period.

During the year ended December 31, 2013, our commodity risk management losses increased by $76.4 million, as compared to the year ended December 31, 2012. During the year ended December 31, 2013, our losses due to the change in the mark-to-market value of our derivative contracts increased by $50.5 million, as compared to the year ended December 31, 2012, due to increases in the natural gas, NGL and crude oil forward curves. Our gains from derivative contracts that settled during the year ended December 31, 2013 decreased $26.0 million, as compared to the year ended December 31, 2012. This decrease was due to higher natural gas and crude oil index prices, partially offset by lower NGL index prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year. In addition, the decrease was due to the higher level of direct NGL product contracts that settled during the year ended December 31, 2012, as compared to the same period in 2013.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the years ended December 31, 2013 and 2012, our Upstream Segment sold condensate and natural gas to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the years ended December 31, 2013 and 2012, our Upstream segment sold natural gas to our Panhandle Segment.

General and Administrative Expenses. General and administrative expenses increased by $11.2 million for the year ended December 31, 2013 as compared to the same period in 2012. This increase was primarily due to higher salaries and benefits, which was due to (i) an increase in our headcount due to the Panhandle Acquisition and (ii) increased equity compensation expense due to additional grants, as well as increased professional fees. During the year ended December 31, 2013 we incurred approximately $4.7 million of accounting, legal and advisory services expenses related to the potential contribution of our Midstream Business to Regency. The advisory services included the cost of the issuance of fairness opinions, which we will be able to credit against the total amount of advisory fees due if the transaction is successful.

We do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consisted of gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. During July 2012, in conjunction with our issuance of $250.0 million of senior unsecured notes, which increased our fixed interest rate exposure, we terminated the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps. During the year ended December 31, 2013, our interest rate risk management losses decreased by $3.6 million as compared to the year ended December 31, 2012, primarily due to the transactions described above and as a result of a decrease in the forward interest rate curves. Mark-to-market losses from our interest rate risk management activities do not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $17.3 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The increase in interest expense is due to the issuance of the senior unsecured notes, described above, along with increased borrowings under our revolving credit facility.

Income Tax (Benefit) Provision. Income tax benefit for 2013 and 2012 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are each subject to federal income taxes.

Adjusted EBITDA

Adjusted EBITDA, as defined under "Non-GAAP Financial Measures," decreased by $15.5 million from $245.8 million for the year ended December 31, 2012 to $230.3 million for the year ended December 31, 2013. The following table presents the changes in operations, by segment, impacting Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	Change
	($ in thousands)
Revenues minus cost of natural gas and NGLs - Midstream (a)	$222,419	$189,142	$33,277
Revenues - Upstream (b)	201,308	203,522	(2,214)
Intercompany elimination revenues minus cost of natural gas and condensate	(180)	1,191	(1,371)
Commodity derivative settlements - Corporate and Other	25,375	51,332	(25,957)
Total incremental revenues minus cost of natural gas and NGLs	448,922	445,187	3,735

Operating expenses - Midstream	101,121	82,648	18,473
Operating expenses - Upstream	54,354	56,734	(2,380)
General and administrative expenses (c)	63,099	59,990	3,109
Adjusted EBITDA (d)	$230,348	$245,815	$(15,467)
_________________________

(a)	Excludes derivative mark-to-market gains/losses from the Marketing and Trading Segment.

(b)	Excludes the impact of imbalances

(c)
Excludes non-cash compensation charges related to our long-term incentive program and non-recurring charges incurred during the year ended December 31, 2013 related to the potential contribution of our Midstream Business to Regency.

(d)	See "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the years ended December 31, 2012 and 2011. Operating results for our individual operating segments are presented in tables in this Item 7.

	Year Ended December 31,
	2012	2011
	($ in thousands)
Revenues:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$864,884	$977,952
Gathering, compression, processing and treating fees	56,831	47,770
Commodity risk management gains (losses), net	57,894	32,510
Other revenue	4,350	1,676
Total revenues	983,959	1,059,908
Cost of natural gas, natural gas liquids, and condensate	532,719	633,184
Costs and expenses:
Operating and maintenance	119,828	93,048
Taxes other than income	19,432	19,148
General and administrative	69,994	57,891
Other operating income	—	(2,893)
Impairment	177,003	16,288
Depreciation, depletion and amortization	161,045	131,611
Total costs and expenses	547,302	315,093
Total operating income (loss)	(96,062)	111,631
Other income (expense):
Interest expense, net	(51,478)	(29,622)
Interest rate risk management losses, net	(4,727)	(11,401)
Other expense, net	(38)	(184)
Total other expense	(56,243)	(41,207)
(Loss) income from continuing operations before income taxes	(152,305)	70,424
Income tax benefit	(1,703)	(2,432)
(Loss) income from continuing operations	(150,602)	72,856
Discontinued operations, net of tax	—	276
Net (loss) income	$(150,602)	$73,132
Adjusted EBITDA(a)	$245,815	$208,208
________________________

(a)	See Part II, Item 6. Selected Financial Data – Non-GAAP Financial Measures for a definition and reconciliation to GAAP.

 Upstream Segment

	Year Ended December 31,
	2012	2011 (a)
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Oil and condensate	$58,420	$51,574
Intersegment sales - condensate	43,004	42,716
Natural gas	32,105	42,551
Intersegment sales - natural gas	10,339	5,487
NGLs	43,831	42,553
Sulfur	14,020	17,753
Other	1,486	1,676
Total revenues	203,205	204,310
Operating Costs and expenses:
Operations and maintenance	56,734	47,723
Depletion, depreciation and amortization	88,777	65,531
Impairment	45,289	11,728
Total operating costs and expenses	190,800	124,982
Operating income	$12,405	$79,328

Capital expenditures	$160,330	$92,660

Realized average prices:
Oil and condensate (per Bbl)	$85.65	$84.36
Natural gas (per Mcf)	$2.58	$3.69
NGLs (per Bbl)	$39.12	$54.58
Sulfur (per Long ton)	$137.46	$180.46
Production volumes:
Oil and condensate (Bbl)	1,184,200	1,117,778
Natural gas (Mcf)	16,442,579	12,636,473
NGLs (Bbl)	1,120,522	805,359
Total (Mcfe)	30,270,911	24,175,295
Sulfur (Long ton)	102,002	98,372
________________________

(a)	Includes operations related to the Mid-Continent Acquisition starting on May 3, 2011.

Revenue. For the year ended December 31, 2012, Upstream Segment revenues decresed by $1.1 million as compared to the year ended December 31, 2011.  The addition of production volumes from the acquisition of Crow Creek Energy, which closed on May 3, 2011, positively impacted the Upstream Segment's revenues by $22.3 million during the year ended December 31, 2012. Excluding the acquisition, revenues decreased due to lower volumes and lower natural gas and NGL prices for the year ended December 31, 2012, compared to the year ended December 31, 2011.

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

Impairment and Other. During the year ended December 31, 2012, we incurred impairment and other charges of $45.3 million due to (i) certain unproved property leaseholds that we expect to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing relatively high operating costs associated with gas compression. In addition, we recorded a loss on the sale of our properties in the Barnett Shale. During the year ended December 31, 2011, we incurred impairment charges of $11.7 million due to (i) certain legacy drilling locations in our unproved properties which we no longer intend to develop based on the performance of offsetting wells, (ii) certain proved properties of the Jourdanton field in South Texas due to lower natural gas prices and relatively high operating costs, and (iii) certain drilling locations in our unproved properties which we no longer intend to develop.

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

Midstream Business (Three Segments)

Texas Panhandle Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil and condensate sales	$334,295	$378,917
Intersegment sales - natural gas	105,759	60,237
Gathering and treating services	25,743	17,074
Other revenue (a)	2,864	—
Total revenues	468,661	456,228
Cost of natural gas, natural gas liquids, oil & condensate (b)(c)	332,875	327,775
Operating costs and expenses:
Operations and maintenance	60,884	41,749
Depreciation and amortization	44,451	37,034
Impairment	—	4,560
Total operating costs and expenses	105,335	83,343
Operating income	$30,451	$45,110

Capital expenditures	$131,928	$71,351

Realized prices (d):
Oil and condensate (per Bbl)	$82.64	$80.41
Natural gas (per Mcf)	$2.63	$3.74
NGLs (per Bbl)	$36.00	$52.67
Production volumes:
Gathering volumes (Mcf/d)(e)	212,617	155,122
NGLs (net equity gallons)(f)	1,270,601	880,348
Condensate (net equity gallons)(f)	801,828	962,982
Natural gas short position (MMbtu/d)(e)	547	(5,622)
________________________

(a)
The year ended December 31, 2012 included the receipt of an insurance payment of $2.9 million for business interruption related to the downtime to our Cargray plant caused by the severe winter weather in 2011.

(b)	Includes the cost of gathering, compression, processing and treating fees of $1.5 million and $0.4 million for the year ended December 31, 2012 and 2011, respectively.

(c)	Includes purchase of natural gas of $83 from the Upstream Segment for the year ended December 31, 2012.

(d)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(e)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

(f)
Effective January 2012, reported NGL volumes include those volumes recovered from our equity condensate through stabilization. These NGL volumes were previously reported as condensate. This change results in an increase to reported NGL equity barrels and a corresponding decrease to reported condensate equity barrels.

Revenue and Cost of Natural Gas and NGLs. For the year ended December 31, 2012, revenues minus cost of natural gas, NGLs and condensate for our Texas Panhandle Segment operations totaled $135.8 million compared to $128.5 million for the year ended December 31, 2011. The addition of volumes from the Panhandle Acquisition, which closed on October 1, 2012, impacted the Panhandle Segment's revenues minus cost of natural gas, NGLs, condensate and helium relative to the corresponding prior year period positively by $17.8 million during the year ended December 31, 2013. Excluding the acquisition, revenues minus cost of natural gas, NGLs, condensate and helium decreased, primarily driven by the decline in natural gas and NGL prices and lower NGL and condensate equity volumes. In addition, on April 30, 2012, we reported an incident and related fire at our Phoenix-Arrington Ranch processing facility which caused the facility to remain shut-in until July 2, 2012. After restarting, the plant experienced efficiency and run time issues as the NGL recovery rates were slow to come back to pre-incident levels. Experiencing lower-than-normal NGL recovery rates on stable or growing throughput volumes is particularly problematic for us in the Texas Panhandle Segment because of the significant number of fixed NGL recovery contracts. As such, during times of low NGL recovery, we continue to pay our producer customers at the agreed-upon fixed recovery rates notwithstanding our reduced actual NGL recoveries. As of the end of December 2012, the efficiency and run-time for our Phoenix-Arrington Ranch processing facility were back at their pre-incident levels. We estimate that our results (revenues less cost of natural gas, NGLs and condensate) were negatively impacted due to the downtime by approximately $7.3 million for the year ended December 31, 2013. We have business interruption insurance and expect to pursue reimbursement for the downtime associated with the incident above the associated deductible. As of December 31, 2013, we had not accrued any amounts related to our business interruption insurance. In addition, during the three months ended March 31, 2012, a third-party-owned fractionation plant, which services all of our Panhandle processing plants, experienced downtime for approximately nine days. During that time, we curtailed NGL production through reduced recoveries at our plants. We estimate that our results for the year ended December 31, 2013, were negatively impacted by approximately $1.0 million due to such downtime.

On June 4, 2012, we announced the successful start-up of the Woodall Plant. Due to an incident in early June 2012 on a third-party pipeline that serves as a major residue outlet, our processing volumes in the Texas Panhandle were curtailed, primarily at the Woodall Plant. We initially mitigated this reduced flow by utilizing capacity on another residue outlet. In September 2012, we connected into a third residue outlet, which fully alleviated the processing restrictions. We estimate that our results were negatively impacted by this incident by approximately $3.1 million during the year ended December 31, 2013.

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

Operating Expenses. Operating expenses, including taxes other than income, for the year ended December 31, 2012, increased $19.1 million as compared to the year ended December 31, 2011. The increase was primarily driven by increased costs related to the Panhandle Acquisition, expansion of the Phoenix-Arrington Ranch Plant, labor and related expenses associated with the new Woodall Plant and repair costs related to the Phoenix incident. The incident and resulting fire that occurred at our Phoenix-Arrington Ranch Plant in April 2012 is covered under our property insurance, and we expect to be reimbursed for repair costs above our associated deductible. Through December 31, 2012, we incurred repair costs of $2.7 million, of which we have received a partial payment of $0.5 million, and recorded a receivable of $1.7 million as an offset against this amount.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2012 decreased $7.4 million from the year ended December 31, 2011. The increase was due to increased depreciation expense primarily associated with the new Woodall Plant, Panhandle Acquisition and other capital expenditures placed into service during the period.

Impairment. No impairment charges were incurred during the during the year ended December 31, 2012. During the year ended December 31, 2011, we recorded an impairment charge of $4.6 million in our Texas Panhandle Segment to fully write down our idle Turkey Creek plant. We determined that the components of our Turkey Creek plant could not be used elsewhere within our business, and thus we decided to remove all above ground equipment and structures.

Capital Expenditures. Capital expenditures for the year ended December 31, 2012 increased by $60.6 million compared to the year ended December 31, 2011. The increase was primarily driven by spending related to the construction of our Woodall and Wheeler Plants located in the Texas Panhandle.

  East Texas and Other Midstream Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands, except volumes and realized prices)
Revenues:
Natural gas, natural gas liquids, oil and condensate sales	$125,512	$243,673
Intersegment sales-natural gas	39,099	16,654
Gathering and treating services	31,017	30,688
Total revenues	195,628	291,015
Cost of natural gas and natural gas liquids (a)	147,493	231,642
Operating costs and expenses:
Operations and maintenance	21,762	22,790
Impairment	131,714	—
Depreciation and amortization	25,771	27,629
Total operating costs and expenses	179,247	50,419
Operating income (loss) from continuing operations	(131,112)	8,954
Discontinued operations (c)	—	(128)
Operating income (loss)	$(131,112)	$8,826

Capital expenditures	$9,328	$10,860

Realized prices (b):
Oil and condensate (per Bbl)	$96.91	$95.08
Natural gas (per Mcf)	$2.85	$4.15
NGLs (per Bbl)	$37.83	$49.72
Production volumes:
Gathering volumes (Mcf/d)(d)	255,752	319,892
NGLs (net equity gallons)	338,636	451,048
Condensate (net equity gallons)	38,350	46,242
Natural gas short position (MMbtu/d)(d)	1,530	1,913
_______________________

(a)	Includes the cost of gathering, compression, processing and treating fees of $4.4 million and $4.6 million for the year ended December 31, 2012 and 2011, respectively.

(b)	Excludes the impact of adjustments related to prior periods, including true-ups of estimates.

(c)	Includes purchase of natural gas of $66 from the Upstream Segment for the year ended December 31, 2011.

(d)	Gathering volumes (Mcf/d) and natural gas short position (MMbtu/d) are calculated by taking the total volume and then dividing by the number of days in the respective period.

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

Marketing and Trading Segment

	Year Ended December 31,
	2012	2011
	(Amounts in thousands)
Revenues:
Natural gas, oil and condensate sales (a)	$256,701	$200,931
Intersegment sales - natural gas and condensate	(154,992)	(82,378)
Gathering, compression, processing and treating fees	71	8
Total revenue	101,780	118,561
Cost of oil and condensate	52,434	73,767
Intersegment cost of oil and condensate	44,317	41,382
Operating costs and expenses:
Operations and maintenance	2	—
Depreciation and amortization	273	—
Total operating costs and expenses	275	—
Operating income	$4,754	$3,412

Capital Expenditures	$5,489	$2,205
_________________________

(a)
Includes mark-to-market losses from derivative activity of $0.2 million and $0.8 million for the year ended December 31, 2012 and 2011, respectively, and gains of $0.4 million and $0.2 million for the year ended December 31, 2012 and 2011, respectively, from derivative contracts that settled during the respective periods.

For a description of our Marketing and Trading Segment activities, see the discussion within the Year Ended December 31, 2013 Compared with Year Ended December 31, 2012 section.

For the years ended December 31, 2013 and 2012, revenues minus cost of oil and condensate totaled $5.0 million and $3.4 million, respectively. The increase in revenues minus cost of oil and condensate is primarily due to a full year of activity for our natural gas marketing and trading activities during 2012 compared to six months of activity in 2011.

Corporate and Other Segment

	Year Ended December 31,
	2012	2011
	($ in thousands)
Revenues:
Commodity risk management gains (losses), net	$57,894	$32,510
Intersegment elimination - Sales of natural gas, oil and condensate	(43,209)	(42,716)
Total revenues	14,685	(10,206)
Intersegment elimination - Cost of oil and condensate	(44,400)	(41,382)
General and administrative	69,994	57,891
Intersegment elimination - Operations and maintenance	(122)	(66)
Other operating income	—	(2,893)
Depreciation and amortization	1,773	1,417
Operating loss	(12,560)	(25,173)
Other income (expense):
Interest expense, net	(51,478)	(29,622)
Interest rate risk management losses, net	(4,727)	(11,401)
Other expense, net	(38)	(184)
Total other expense	(56,243)	(41,207)
Loss from continuing operations before taxes	(68,803)	(66,380)
Income tax benefit	(1,703)	(2,432)
Loss from continuing operations	(67,100)	(63,948)
Discontinued operations, net of tax	—	404
Segment loss	$(67,100)	$(63,544)

Revenue. Our Corporate and Other Segment's revenue consists of our intersegment eliminations and our commodity derivatives activity (excluding any risk management activity associated with our natural gas marketing and trading activity). Our commodity derivatives activities impact our Corporate and Other Segment revenues through (i) gains or losses due to the change in the mark-to-market value of our commodity derivatives scheduled to settle in future periods; and (ii) the gains or losses on our commodity derivatives settled in the indicated period.   In general, the change in the mark-to-market value of our derivative position may be due to several factors including the settlement of derivative instruments during the period, the addition of new derivative positions during the period, changes in the forward curves of the underlying commodities from the beginning to the end of the period, changes in interest rates used in the mark-to-market calculations from the beginning to the end of the period and the passage of time during the period.

During the year ended December 31, 2012, our commodity risk management gains increased by $25.4 million, as compared to the year ended December 31, 2011. During the year ended December 31, 2012, our gains due to the change in the mark-to-market value of our derivative contracts decreased by $46.3 million, as compared to the year ended December 31, 2011, due to increases in the natural gas, NGL and crude oil forward curves.  This decrease was offset by an increase in gains of $71.7 million from derivative contracts that settled during the year ended December 31, 2012, as compared to the year ended December 31, 2011, which was due to the settlement of contracts assumed in the Mid-Continent Acquisition and lower natural gas and NGL market prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Intersegment Eliminations. During the year ended December 31, 2012, our Upstream Segment sold condensate and natural gas to the Marketing and Trading Segment within our Midstream Business for resale. In addition, during the year ended December 31, 2012, our Upstream segment sold natural gas to our Panhandle Segment and it purchased natural gas from our Marketing and Trading Segment to be used for fuel. During the year ended December 31, 2012, our Upstream Segment purchased natural gas from our East Texas and Other Midstream Segment to be used as fuel.

 General and Administrative Expenses. General and administrative expenses increased by $12.1 million for the year ended December 31, 2012 as compared to the same period in 2011. This increase was primarily due to (i) higher salaries and benefits, which was due to an increase in our headcount due to the Mid-Continent Acquisition and increased equity compensation expense due to additional grants and (ii) increased professional and legal fees primarily due to expenses associated with the Panhandle Acquisition, transition and management fees. In addition, we also incurred higher insurance expense related to the increase in our insurable property and to higher insurance rates during the year ended December 31, 2013. We expect our insurance expense to continue to increase in 2013 due to the increase in our insurable property as a result of our Panhandle Acquisition, and due to our claims history. The increases for the year ended December 31, 2012, were partially offset by higher professional fees incurred during the same period in 2011, primarily associated with the Mid-Continent Acquisition in May 2011.

We do not allocate our general and administrative expenses to our operational segments.

Total Other Expense.  Total other expense primarily consisted of gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior unsecured notes. On June 22, 2011, we terminated a $150 million notional amount 2.56% fixed rate interest rate swap at a total cost of $5.0 million, and extended the maturity of $250 million notional amount of our 4.095% fixed rate interest rate swaps from December 31, 2012 to June 22, 2015, with a fixed rate of 2.95%. During July 2012, in conjunction with our issuance of $250.0 million of senior unsecured notes, which increased our fixed interest rate exposure, we terminated the full $200.0 million notional amount of our existing 4.295% and 4.095% fixed rate interest rate swaps. During the year ended December 31, 2012, our interest rate risk management losses decreased by $6.7 million as compared to the year ended December 31, 2011, due primarily to the transactions described above and a decrease in the forward interest rate curves. Mark-to-market losses from our interest rate risk management activities do not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense, net increased by $21.9 million during the year ended December 31, 2012 s compared to the year ended December 31, 2011. Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  On May 27, 2011, we issued $300.0 million of senior unsecured notes with a coupon of 8.375% through a private placement, and on June 22, 2011, we entered into an Amended and Restated Credit Agreement which as of December 31, 2012 bore interest at LIBOR plus 2.25%.  and on July 13, 2012, we issued an additional $250 million of senior unsecured notes.  The increases in interest expense were due to the transactions discussed above along with increased borrowings under our Credit Agreement.

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

Discontinued Operations. On May 24, 2010, we completed the sale of our fee mineral and royalty interests as well as our equity investment in Ivory Working Interests, L.P. During the year ended December 31, 2011, we received payments of $0.5 million related to pre-effective date operations and recorded this amount as part of discontinued operations

Adjusted EBITDA

Adjusted EBITDA, as defined and reconciled to GAAP under "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures," increased by $37.6 million from $208.2 million for the year ended December 31, 2011 to $245.8 million for the year ended December 31, 2012. The following table presents the changes in operations, by segment, impacting Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	Change
	($ in thousands)
Revenues minus cost of natural gas and NGLs - Midstream (a)	$189,142	$190,466	$(1,324)
Revenues - Upstream (b)	203,522	204,384	(862)
Intercompany elimination revenues minus cost of natural gas and condensate	1,191	(1,334)	2,525
Commodity derivative settlements - Corporate and Other	51,332	(20,366)	71,698
Total incremental revenues minus cost of natural gas and NGLs	445,187	373,150	72,037

Operating expenses - Midstream	82,648	64,539	18,109
Operating expenses - Upstream	56,734	47,723	9,011
General and administrative expenses (c)	59,990	52,680	7,310
Adjusted EBITDA (d)	$245,815	$208,208	$37,607
_________________________

(a)	Excludes mark-to-market gains/losses from the Marketing and Trading Segment.

(b)	Excludes the impact of imbalances

(c)	Excludes non-cash compensation charges related to our long-term incentive program and other non-recurring items.

(d)	See "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, issuances of equity and debt securities, borrowings under our revolving credit facility and asset sales. Our primary cash requirements have included general and administrative expenses, operating expenses, maintenance and growth capital expenditures, short-term working capital needs, interest payments on our outstanding debt, distributions to our unitholders and acquisitions of new assets or businesses.

We believe that our historical sources of liquidity will be sufficient to satisfy our short-term liquidity needs and to fund our committed capital expenditures for at least the next twelve months. Our growth strategy entails expenditures on organic projects and new drilling activity. We also intend to continue to pursue attractive development and acquisition opportunities. Accordingly, we may utilize various available financing sources, including the issuance of equity or debt securities, to fund all or a portion of our organic growth expenditures and potential acquisitions. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

At December 31, 2013, our liquidity was limited by our amount of debt outstanding and by our debt ratios relative to the covenant levels specified in our revolving credit facility, as discussed further below. We expect the proposed contribution of our Midstream Business to Regency to significantly reduce our leverage and improve our liquidity. We intend to use the net proceeds from the Midstream Business Contribution to reduce debt outstanding under the revolving credit facility. In addition, as part of the consideration for the Midstream Business Contribution, Regency has agreed to conduct an exchange offer for the full $550 million face value of our outstanding senior unsecured notes. If less than all the senior unsecured notes are tendered for exchange in the exchange offer, Regency has agreed to pay us a dollar amount equal to 110% of the difference between $550 million and the face value of the notes tendered. In this scenario, any of our senior unsecured notes that are not tendered for exchange would remain outstanding, and we would use the additional cash proceeds from Regency to repay borrowings under our credit facility or retain excess cash to pursue acquisitions. Our annual interest expense would initially be higher under this scenario than if all of our senior unsecured notes were exchanged.

The completion of the Midstream Business Contribution is subject to regulatory and unitholder approvals. As a result, we can provide no assurance that the Midstream Business Contribution will be completed within our anticipated time frame, or at all. If the Midstream Business Contribution is not consummated, we will continue to be constrained in the near-term by limited liquidity and greater risk that our debt ratios may exceed the covenant levels in our revolving credit facility. In this event we will seek to fund our liquidity needs and reduce our debt levels through some combination of reduced spending, equity financings and asset sales.

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of December 31, 2013, 1,521,086 units had been issued under this program for net proceeds of approximately $12.9 million During the year ended December 31, 2013, 686,759 units had been issued under this program for net proceeds of approximately $5.6 million. Issuance costs associated with the program for the year ended December 31, 2013 were $0.4 million. No sales were made under the program during the three months ended December 31, 2013.

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

Our current 2014 capital budget anticipates that we will spend, excluding the potential divestiture of our Midstream Business, approximately $188 million in total, of which $112 million relates to growth capital expenditures and $76 million relates to maintenance capital expenditures. The allocation by business of our 2014 capital budget is as follows; $124 million ($66 million of growth and $58 million for maintenance) relates to upstream capital expenditures, $61 million ($43 million for growth and $18 million for maintenance) relates to midstream capital expenditures (before taking into consideration the Midstream Business Contribution) and $2 million ($1.4 million for growth and $0.6 million) relates to corporate capital expenditures. We anticipate that our capital spending, for both our Upstream and Midstream businesses, will be made ratably throughout 2014.

Our capital expenditures, excluding acquisitions, were approximately $224.2 million for the year ended December 31, 2013, of which $65.8 million related to maintenance capital expenditures and $158.3 million related to growth capital expenditures.

In order to lower sulfur dioxide (SO2) emissions from our Big Escambia Creek processing facility in Alabama, as required by our existing air emissions permit, our operating subsidiary initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and through December 31, 2013 had resulted in increased sulfur production and reductions in SO2 emissions to levels well below the required permitted levels. The total cost of this phase to date was approximately $21.0 million net to our interest.

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
On December 28, 2012, we received increased commitments from our lending group under the Credit Agreement. Aggregate commitments increased from $675 million to $820 million. We have the option to request further increases, subject to the terms and conditions of the Credit Agreement, up to a total aggregate amount of $1.2 billion. Availability under the Credit Agreement is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of December 31, 2013, our borrowing base totaled approximately $775 million.
As of December 31, 2013, we had approximately $49.2 million of availability under the revolving credit facility.
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

In connection with our Midstream Business Contribution with Regency, Regency will conduct an offer to exchange the full $550 million face value of our senior unsecured notes into an equivalent amount of Regency senior unsecured notes with the same tenor, coupon and a comparable covenant package. Should all holders elect to tender their notes in the exchange, we will no longer have any of the senior unsecured notes outstanding.

Debt Covenants

On July 23, 2013, the Credit Agreement was amended to allow for a temporary step-up in the Total Leverage Ratio and the Senior Secured Leverage Ratio, as defined therein, through the third quarter of 2014 and the third quarter of 2013, respectively. The amendment also extends the period of time we are subject to the Senior Secured Leverage Ratio from September 30, 2013 to September 30, 2014.
Our revolving credit facility requires us to maintain certain leverage, current and interest coverage ratios. As of December 31, 2013, we were in compliance with all of our debt covenants.

The following table presents the debt covenant levels specified in our revolving credit facility as of December 31, 2013:

Quarter Ended	Total Leverage Ratio	Senior Secured Leverage Ratio	Interest Coverage Ratio	Current Ratio
December 31, 2013	5.50x	3.15x	2.50x	1.0x
March 31, 2014	5.25x	3.10x	2.50x	1.0x
June 30, 2014	5.00x	3.05x	2.50x	1.0x
September 30, 2014	4.75x	2.95x	2.50x	1.0x
Thereafter	4.50x	NA	2.50x	1.0x

Our actual financial covenant ratios as of December 31, 2013, were as follows:

Interest coverage ratio	3.1
Total leverage ratio	5.4
Senior secured leverage ratio	3.06
Current ratio	1.1

As of December 31, 2013, we were in compliance with all of our debt covenants.

On February 26, 2014, we and our lender group amended the revolving credit facility to, among other items, allow for a temporary step-up in the Total Leverage Ratio and Senior Secured Leverage Ratio, and allow for additional liquidity at our election. For a further discussion of the Credit Agreement amendment, see Note 22 to our consolidated financial statements.

Our long-term target is to maintain our ratio of total outstanding debt to Adjusted EBITDA, or "total leverage ratio," at or below 3.5 to 1.0 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects. For example, our total leverage ratio exceeded our long-term target as of December 31, 2013, due in part to: (i) our funding of ongoing drilling and other capital projects and (ii) lower NGL prices and other factors negatively impacting our Adjusted EBITDA. As discussed in previous filings, we conducted a process in 2013 in which we explored a number of alternatives to reduce our leverage ratio. That process culminated in the proposed contribution of our Midstream Business to Regency for total consideration of up to $1.325 billion. We expect the Midstream Business Contribution to substantially improve our liquidity and debt ratios through the elimination of significant debt currently outstanding under our revolving credit facility and the proposed assumption of all of our senior unsecured notes via an exchange offer to be conducted by Regency. The completion of the Midstream Business Contribution is subject to regulatory and unitholder approvals. As a result, we can provide no assurance that the Midstream Business Contribution will be completed within our anticipated time frame, or at all. Should the Midstream Business Contribution not be consummated, we intend to explore alternative means to reduce our leverage ratios, which may include asset sales or purchases, equity financings, the separation of our upstream and midstream businesses or other alternatives.

Our Senior Notes were issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At December 31, 2013, we were in compliance with our covenants under the Senior Notes indenture.

For a further discussion of our revolving credit facility and Senior Notes, see Note 8 to our consolidated financial statements.

Cash Flows

Cash Distributions

The Partnership has declared a cash distribution for each quarter since its initial public offering. The table below summarizes these distributions for the last three years.

Quarter Ended	Distribution per Unit	Record Date**	Payment Date
March 31, 2011+	$0.1500	May 9, 2011	May 13, 2011
June 30, 2011+	$0.1875	August 5, 2011	August 12, 2011
September 30, 2011+	$0.2000	November 4, 2011	November 14, 2011
December 31, 2011+	$0.2100	February 7, 2012	February 14, 2012
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012+	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012+	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012+	$0.2200	February 7, 2013	February 14, 2013
March 31, 2013+	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013+	$0.2200	August 7, 2013	August 14, 2013
September 30, 2013+	$0.1500	November 7, 2013	November 14, 2013
December 31, 2013+	$0.1500	February 7, 2014	February 14, 2014
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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2013, working capital was a negative $47.9 million as compared to a positive $0.5 million as of December 31, 2012.

The net decrease in working capital of $48.3 million from December 31, 2012 to December 31, 2013 resulted primarily from the following factors:

•
risk management net working capital balance decreased by a net $34.0 million as a result of changes in current portion of mark-to-market positions as a result of increases to the forward crude oil, natural gas and NGL price curves, partially offset by increases in the interest rate forward curve;

•	accrued liabilities increased by $10.2 million primarily reflecting increases in current asset retirement obligations;

•	accounts payable increased by $9.7 million primarily as a result of activities and timing of payments, including capital expenditure activities; and

•	other current assets decreased by $1.7 million primarily as a result of timing of payments of prepaid expenses; partially offset by

•	trade accounts receivable increased by $7.2 million primarily from the impact of the Panhandle Acquisition; and

•	cash balances and marketable securities increased overall by $0.1 million.

Cash Flows for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Cash Flow from Operating Activities. Cash flows from operating activities increased $31.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to:

•
Timing of cash payments and cash receipts, partially offset by a decrease in our results of operations as a result of increased operating costs and lower commodity risk management settlements as a result of increased oil and natural gas prices; and

•
During the year ended December 31, 2012, we made payments of $3.9 million, $2.8 million and $1.1 million, respectively, to terminate certain interest rate swaps, adjust the strike price on an existing WTI crude oil swap and partially unwind certain other commodity derivative contracts. During the year ended December 31, 2013, we did not make any payments to unwind any derivative contracts.

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2013 were $247.0 million as compared to cash flows used in investing activities of $528.7 million for the year ended December 31, 2012. The decrease was driven by:

•	During the year ended December 31, 2012, we spent $230.6 million for the Panhandle Acquisition;

•
A decrease in capital expenditures during the year ended December 31, 2013 of $62.6 million as compared to the same period in 2012, in particular, decreased spending on drilling in our Upstream Segment, and in our Texas Panhandle Segment we were only constructing our Wheeler plant during the year ended December 31, 2013, as compared to the same period in 2012 when we were constructing both our Woodall and Wheeler plants; and

•	Decreased proceeds from the sale of assets of $15.1 million during the year ended December 31, 2013, as compared to the same period in 2012.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2013 were $69.7 million as compared to cash flows provided by financing activities of $382.3 million for the year ended December 31, 2012. The decrease was driven by:

•	During the year ended December 31, 2012, we received net proceeds of $239.1 million and $31.8 million, respectively, from the sale of our Senior Notes and the exercise of warrants;

•	Increased distributions of $6.7 million during the year ended December 31, 2013, as compared to the same period in 2012, as a result of an increase in our units outstanding;

•	Proceeds from derivative contracts decreased by $13.1 million during the year ended December 31, 2013, as compared to the same period in 2012; and

•	Net proceeds on our revolving credit facility were $98.3 million during the year ended December 31, 2013, as compared to net proceeds of $127.0 million during the year ended December 31, 2012.

These decreases were partially offset by:

•	Increased net proceeds of $6.2 million from our equity offering during the year ended December 31, 2013, as compared to the same period in 2012.

Cash Flows Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash Flow from Operating Activities. Cash flows from operating activities increased $27.7 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to:

•
An increase in our results of operations from our Mid-Continent Acquisition and higher commodity prices, which resulted in higher cash flows from the sale of our equity crude oil and NGLs volumes and higher cash flows from the sale of sulfur;

•	Lower commodity prices also resulted in us realizing net settlement losses on our commodity derivatives during the year ended December 31, 2012; and

•
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

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2012 were $528.7 million as compared to cash flows used in investing activities of $373.9 million for the year ended December 31, 2011. The increase was driven by:

•
An increase in net cash outlay of $230.6 million for the Panhandle Acquisition during year ended December 31, 2012, as compared to the net cash outlay of $220.3 million for the Mid-Continent Acquisition during the year ended December 31, 2011; and

•
Increased capital expenditures of $151.1 million for capital expenditures, in particular spending related to our Woodall and Wheeler Plants, as well as increased drilling in our Upstream Segment during year ended December 31, 2012, compared to the same period in 2011, in particular, increased spending on drilling in our Upstream Segment, and in our Texas Panhandle Segment we were constructing our Wheeler and Woodall plants during the year ended December 31, 2012, as compared to the same period in 2011 when we were constructing our Woodall plant and Phoenix-Arrington Ranch Plant Construction and Expansion.

•	These increases were partially offset by;

•	Increased proceeds from the sale of assets of $9.7 million during the year ended December 31, 2012, as compared to the same period in 2011.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2012 were $382.3 million as compared to cash flows provided by financing activities of $252.0 million for the year ended December 31, 2011. The increase was due to:

•
Net borrowings on our revolving credit facility of $127.0 million during the year ended December 31, 2012 as compared to net repayments of $48.5 million to our revolving credit facility during the year ended December 31, 2011;

•	Increased net proceeds of $91.7 million from our equity offering during the year ended December 31, 2012, as compared to the same period in 2011; and

•	Proceeds from derivative contracts increased by $8.2 million during the year ended December 31, 2012, as compared to the same period in 2011.

These increases were partially offset by:

•	During the year ended December 31, 2012 we received net proceeds of $239.1 million from the sale of our Senior Notes compared to net proceeds of $280.4 million during the year ended December 31, 2012;

•	Increased distributions of $44.7 million during the year ended December 31, 2012 as compared to the same period in 2011, as a result of increasing our quarterly distribution and units outstanding; and

•
During the year ended December 31, 2012 we received proceeds of $31.8 million due to the exercise of warrants, as compared to $89.7 million from the exercise of warrants during the same period in 2011.

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

Total Contractual Obligations.

The following table summarizes our total contractual cash obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017-2018	Thereafter
	($ in millions)
Revolving Credit Facility (including interest)(a)	$753,491	$18,873	$18,873	$715,745	$—	$—
Senior Notes	799,496	46,063	46,063	46,063	92,125	569,182
Operating leases	21,388	7,060	6,045	4,997	3,286	—
Asset Retirement Obligations	58,964	13,116	1,336	2,123	9,982	32,407
Total contractual obligations	$1,633,339	$85,112	$72,317	$768,928	$105,393	$601,589
__________________________

(a)
These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2013, the fair value of our interest rate swap contracts, which expire on June 22, 2015, totaled a liability of $9.1 million.

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

We have implemented a Risk Management Policy which allows management to execute hedging instruments, which may include swaps, collars, options and other derivatives, in order to reduce exposure to substantial adverse changes in the prices of commodities and in interest rates. The activities of ERGS are governed under a separate risk policy. We monitor and ensure compliance with our corporate Risk Management Policy through senior level executives in our operations, finance and legal departments. Our Risk Management Policy includes the following provisions:

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

3. Maximum Transaction Volumes

Hedged commodity volumes are not to exceed 80% of the expected production or consumption in any settlement period, and hedged interest rates shall not exceed 100% of total outstanding indebtedness. Neither of these limitations shall be exceeded without the prior approval of the Board of Directors, which (with respect to commodity volumes) we did obtain for 2012 and 2013.

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

As of December 31, 2013, our commodity hedge portfolio totaled $8.8 million, which consists of assets aggregating $20.7 million less liabilities aggregating $11.9 million. For additional information, see Notes 11 and 12 of our consolidated financial statements for additional discussion of our hedging activities and related fair values.

Effectiveness of Commodity Risk Management Activities

The goal of our commodity risk management activities is to reduce the impact of changing commodity prices on our ability to make future distributions to our unitholders.  One way we evaluate the effectiveness of these activities is to analyze the theoretical change in our internal estimates of future Adjusted EBITDA given an assumed change in future commodity prices.  Using this method, we estimate that a $10 per barrel change in NYMEX crude oil prices and a $1 per MMbtu change in NYMEX natural gas prices would result in changes to 2013 Adjusted EBITDA of $8 million and $2 million, respectively, based on $85 per barrel and $3.75 per MMbtu commodity prices.

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

On June 20, 2011, we extended $250 million notional amount of our interest rate swaps from their original maturity dates of December 31, 2012 to a new maturity date of June 22, 2015 and blended the existing swap rate for these extended swaps with the then prevailing interest swap rate, which lowered the rate from 4.095% to 2.95%.

Based upon the transactions discussed in the paragraph above, we estimate that for 2013, a 10% increase or decrease in the current LIBOR rates would impact our interest expense by less than $0.1 million.

See Notes 11 and 12 of our consolidated financial statements for additional discussion of our interest rate hedging activities and related fair values.

     The table below summarizes the changes in commodity and interest rate risk management assets for the applicable periods:

	Year Ended
	December 31, 2013	December 31, 2012
	($ in thousands)
Net risk management assets at beginning of period	$38,362	$18,828
Cash paid (received) to terminate contracts, net	—	7,664
Cash received (paid) from settled contracts	19,288	41,105
Settlements of positions	(19,288)	(41,105)
Change in mark-to-market valuations of positions	(38,610)	11,870
Balance of risk management liabilities at end of period	$(248)	$38,362

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

For the year ended December 31, 2013, Oneok, Inc. and Chevron Corporation, our largest customers, represented 22% and 11%, respectively, of our total sales revenue (including gains and losses on commodity derivatives).  All of our natural gas sales are under 30 day payment term deals, with credit based upon 60 days of deliveries and almost all other product sales contracts are under 30 day payment term arrangements.

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

Our consolidated financial statements, together with the report of KPMG, LLP ("KPMG") as the independent registered public accounting firm begin on page F-1 of this Annual Report on Form 10-K.

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
     Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management's Annual Report On Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management has conducted (i) an evaluation of the design of our internal control over financial reporting, and (ii) a testing of the effectiveness of our internal control over financial reporting, as it pertains to the calendar year 2013.  The evaluation and testing was conducted by our internal auditor, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Our evaluation and testing followed the “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our evaluation and testing was conducted as of the year ended December 31, 2013, which is the period covered by this Annual Report on Form 10-K. Based on our assessment, we believe our internal controls over financial reporting are effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO Framework.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.:

We have audited Eagle Rock Energy Partners, L.P. and subsidiaries (collectively, the "Partnership") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on “criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2013 and 2012, and the related consolidated statements of operations, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Houston, Texas
March 3, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
  Information required to be set forth in Item 10. Directors, Executive Officers and Corporate Governance, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2014 Annual Meeting of Unitholders to be filed no later than April 30, 2014.

Item 11.	Executive Compensation.

Information required to be set forth in Item 11. Executive Compensation, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2014 Annual Meeting of Unitholders to be filed no later than April 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Information required to be set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2014 Annual Meeting of Unitholders to be filed no later than April 30, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be set forth in Item 13. Certain Relationships and Related Transactions, and Director Independence, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2014 Annual Meeting of Unitholders to be filed no later than April 30, 2014.

Item 14.	Principal Accounting Fees and Services.

Information required to be set forth in Item 14. Principal Accountant Fees and Services, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2014 Annual Meeting of Unitholders to be filed no later than April 30, 2014.

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

2.1
Contribution Agreement dated as of December 23, 2013, by and among Eagle Rock Energy Partners, L.P., Regency Energy Partners LP and Regal Midstream LLC (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 26, 2013)

2.2
Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 1.1 of the registrant's Current Report on Form 8-K filed on August 10, 2012)

2.3
Membership Interest Contribution Agreement, by and among (i) CC Energy II L.L.C., Crow Creek Energy II L.L.C. and Crow Creek Operating Company II L.L.C., (ii) Natural Gas Partners VIII, L.P. and the other contributors party thereto and (iii) Eagle Rock Energy Partners, L.P., dated as of April 12, 2011 (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on From 8-K filed on April 13, 2011)

3.1
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed with the Commission on July 30, 2010)

3.2
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the Commission on July 30, 2010)

3.3
Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with the Commission on May 25, 2010)

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

4.1
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the registrant's Form S-4 filed with the Commission on November 20, 2012)

4.2
First Supplemental Indenture dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2011)

4.3
Indenture dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.4
Registration Rights Agreement dated as of July 13, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

4.5
Registration Rights Agreement dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.6
Registration Rights Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

4.7
Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P.) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 25, 2010)

10.1
Third Amendment to the Amended and Restated Credit Agreement, effective as of February 26, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 27, 2014)

10.2
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 23, 2013)

10.3
First Amendment to Amended and Restated Credit Agreement by and between Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated December 28, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K filed on December 31, 2012).

10.4
Amended and Restated Credit Agreement, dated as of June 22, 2011, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and BNP Paribas, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 23, 2011)

10.5
Purchase Agreement dated as of July 10, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

10.6
Purchase Agreement dated as of May 24, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

Exhibit Number	Description

10.7**
Administrative Services Agreement, dated as of July 30, 2010, between Eagle Rock Energy Partners, L.P. and Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 30, 2010)

10.8**
Voting Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.9
Contribution Agreement, dated May 24, 2010, by and among the Partnership, Eagle Rock Holdings, L.P. and Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 25, 2010)

10.10†
Raw Product Purchase and Sale Agreement, by and between Phillips 66 Company and Eagle Rock Field Services, L.P., dated December 23, 2013, (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on February 28, 2014)

10.11
Second Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013(incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.12
First Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.13†
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 2, 2012)

10.14†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services, L.P. (successor to ONEOK Texas Field Services, L.P.) dated April 6, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 12, 2012)

10.15†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P, and Eagle Rock Field Services, L.P. (incorporated by reference to Exhibit 10.1 of the registrants Current Report on Form 8-K filed with the Commission on August 23, 2011)

10.16†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services L.P. (successor to ONEOK Texas Field Services, L.P.) dated December 3, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 9, 2010)

10.17†
Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and ONEOK Texas Field Services, L.P. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.5 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.18
Gas Sales and Purchase Agreement between MC Panhandle, Inc. (Chesapeake Energy Marketing Inc.) and MidCon Gas Services Corp. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.6 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.19†
Amendment to Brookeland Gas Facilities Gas Gathering and Processing Agreement by and between Anadarko E&P Company LP and Eagle Rock Operating, L.P. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2012)

10.20
Brookeland Gas Facilities Gas Gathering and Processing Agreement between Union Pacific Resources Company (Anadarko E&P Company LP) and Sonat Exploration Company (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.21
Gas Purchase Contract between Warren Petroleum Company (Eagle Rock Field Services, L.P.) and Wallace Oil & Gas, Inc. (Cimarex Energy Co.) (incorporated by reference to Exhibit 10.10 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.22
Base Contract for Sale and Purchase of Natural Gas between Eagle Rock Field Services, L.P. and Odyssey Energy Services, LLC (incorporated by reference to Exhibit 10.13 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.23**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.24**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.25**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.26**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Joseph Schimelpfening dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.27**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.28**	Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert Hallett dated May 1, 2012

10.29**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.30**
Form of Supplemental Indemnification Agreement among Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on December 30, 2009)

10.31**	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

Exhibit Number	Description

10.32**	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

10.33**
Amended and Restated Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan dated September 17, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on September 17, 2010)

10.34**
Form of Restricted Unit Agreement for Non-Employee Directors Under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on July 30, 2010)

10.35**
Form of Restricted Unit Agreement for Officers under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 30, 2009)

10.36**†	Eagle Rock Energy G&P, LLC 2014 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 28, 2014)

10.37**†	Eagle Rock Energy G&P, LLC 2013 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 11, 2013)

10.38**†	Eagle Rock Energy G&P, LLC 2012 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 10, 2012)

10.39**
Amendments to certain company performance goals under the Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.40**†	Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 14, 2011)

10.41**†
Eagle Rock Energy G&P, LLC 2010 Short Term Incentive Bonus Plan approved and adopted on December 30, 2009 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed with the Commission on December 30, 2009)

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers posted on the Company’s website at www.eaglerockenergy.com.

21.1*	List of Subsidiaries of Eagle Rock Energy Partners, L.P.

23.1*	Consent of KPMG LLP

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. MILLS Joseph A. Mills	Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ JEFFREY P. WOOD Jeffrey P. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ PEGGY A. HEEG Peggy A. Heeg	Director	March 3, 2014

/s/ CHRISTOPHER D. RAY Christopher D. Ray	Director	March 3, 2014

/s/ WILLIAM J. QUINN William J. Quinn	Director	March 3, 2014

/s/ PHILIP B. SMITH Philip B. Smith	Director	March 3, 2014

/s/ WILLIAM A. SMITH William A. Smith	Director	March 3, 2014

/s/ DAVID W. HAYES David W. Hayes	Director	March 3, 2014

/s/ WILLIAM K. WHITE William K. White	Director	March 3, 2014

/s/ HERBERT C. WILLIAMSON III Herbert C. Williamson III	Director	March 3, 2014

EAGLE ROCK ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Eagle Rock Energy Partners, L.P. and subsidiaries (collectively, the "Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of operations, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December31, 2013 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Rock Energy Partners, L.P.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014, expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
March 3, 2014

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
($ in thousands)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76	$25
Accounts receivable (a)	145,963	138,732
Risk management assets	9,162	33,340
Prepayments and other current assets	8,183	9,867
Total current assets	163,384	181,964
PROPERTY, PLANT AND EQUIPMENT — Net	1,828,768	1,968,206
INTANGIBLE ASSETS — Net	105,620	111,515
DEFERRED TAX ASSET	1,438	1,656
RISK MANAGEMENT ASSETS	5,461	7,953
OTHER ASSETS	22,879	22,922
TOTAL	$2,127,550	$2,294,216

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$170,124	$160,473
Accrued liabilities	29,970	19,764
Taxes payable	149	46
Risk management liabilities	11,023	1,231
Total current liabilities	211,266	181,514
LONG-TERM DEBT	1,252,062	1,153,103
ASSET RETIREMENT OBLIGATIONS	45,849	44,814
DEFERRED TAX LIABILITY	37,953	43,000
RISK MANAGEMENT LIABILITIES	3,848	1,700
OTHER LONG TERM LIABILITIES	2,693	1,711
COMMITMENTS AND CONTINGENCIES (Note 13)
MEMBERS' EQUITY (b)	573,879	868,374
TOTAL	$2,127,550	$2,294,216
________________________

(a)	Net of allowance for bad debt of $1,188 as of December 31, 2013 and $972 as of December 31, 2012.

(b)
156,644,153 and 144,675,751 common units were issued and outstanding as of December 31, 2013 and December 31, 2012, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 2,743,807 and 2,608,035 as of December 31, 2013 and December 31, 2012, respectively.

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
($ in thousands)

	Year Ended December 31,
	2013	2012	2011
REVENUE:
Natural gas, natural gas liquids, oil, condensate, sulfur and helium sales	$1,129,333	$864,884	$977,952
Gathering, compression, processing and treating fees	83,659	56,831	47,770
Commodity risk management gains (losses), net	(18,533)	57,894	32,510
Other revenue	820	4,350	1,676
Total revenue	1,195,279	983,959	1,059,908
COSTS AND EXPENSES:
Cost of natural gas, natural gas liquids, condensate and helium	790,618	532,719	633,184
Operations and maintenance	135,205	119,828	93,048
Taxes other than income	20,270	19,432	19,148
General and administrative	81,214	69,994	57,891
Other operating income	—	—	(2,893)
Impairment and other	214,286	177,003	16,288
Depreciation, depletion and amortization	167,170	161,045	131,611
Total costs and expenses	1,408,763	1,080,021	948,277
OPERATING (LOSS) INCOME	(213,484)	(96,062)	111,631
OTHER INCOME (EXPENSE):
Interest expense, net	(68,762)	(51,478)	(29,622)
Interest rate risk management losses, net	(1,104)	(4,727)	(11,401)
Other (expense) income, net	257	(38)	(184)
Total other expense	(69,609)	(56,243)	(41,207)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(283,093)	(152,305)	70,424
INCOME TAX BENEFIT	(5,114)	(1,703)	(2,432)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(277,979)	(150,602)	72,856
DISCONTINUED OPERATIONS, NET OF TAX	—	—	276
NET (LOSS) INCOME	$(277,979)	$(150,602)	$73,132

 See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,
	2013	2012	2011
NET INCOME PER COMMON UNIT—BASIC AND DILUTED:
Income (loss) from Continuing Operations
Common units - Basic	$(1.82)	$(1.13)	$0.65
Common units - Diluted	$(1.82)	$(1.13)	$0.61
Discontinued Operations
Common units - Basic	$—	$—	$—
Common units - Diluted	$—	$—	$—
Net Income (loss)
Common units - Basic	$(1.82)	$(1.13)	$0.65
Common units - Diluted	$(1.82)	$(1.13)	$0.62
Weighted Average Units Outstanding (in thousands)
Common units - Basic	153,562	135,609	110,435
Common units - Diluted	153,562	135,609	116,941

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — January 1, 2011	83,425,378	$579,113	$579,113
Net income	—	73,132	73,132
Distributions	—	(74,512)	(74,512)
Vesting of restricted units	608,122	—	—
Exercised warrants	14,957,540	89,745	89,745
Repurchase of common units	(137,985)	(1,401)	(1,401)
Equity based compensation	—	5,145	5,145
Units issued for acquisitions	28,753,174	336,125	336,125
BALANCE — December 31, 2011	127,606,229	1,007,347	1,007,347
Net loss	—	(150,602)	(150,602)
Distributions	—	(119,211)	(119,211)
Vesting of restricted units	1,101,323	—	—
Exercised warrants	5,300,588	31,804	31,804
Repurchase of common units	(286,716)	(2,501)	(2,501)
Equity based compensation	—	9,882	9,882
Common units issued in equity offering	10,954,327	96,173	96,173
Unit issuance costs for equity offering	—	(4,518)	(4,518)
BALANCE — December 31, 2012	144,675,751	868,374	868,374
Net loss	—	(277,979)	(277,979)
Distributions	—	(125,911)	(125,911)
Vesting of restricted units	1,203,822	—	—
Exercised warrants	—	—	—
Repurchase of common units	(272,179)	(1,858)	(1,858)
Equity based compensation	—	13,384	13,384
Common units issued in equity offering	11,036,759	102,388	102,388
Unit issuance costs for equity offering	—	(4,519)	(4,519)
BALANCE — December 31, 2013	156,644,153	$573,879	$573,879

 See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
($ in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(277,979)	$(150,602)	$73,132
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	—	(276)
Depreciation, depletion and amortization	167,170	161,045	131,611
Impairment and other	214,286	177,003	16,288
Amortization of debt issuance costs	4,465	3,483	2,415
Loss (gain) from risk management activities, net	19,322	(53,387)	(21,573)
Derivative settlements	17,965	27,068	(43,937)
Equity-based compensation	13,384	9,882	5,145
Loss (gain) on sale of assets	(190)	(28)	166
Other operating income	—	—	(2,893)
Other	(80)	(703)	(929)
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(7,102)	(39,823)	(5,418)
Prepayments and other current assets	1,684	3,872	(7,976)
Risk management activities	—	(7,664)	(25,510)
Accounts payable	29,750	16,087	(2,067)
Accrued liabilities	952	1,437	1,878
Other assets	(4,111)	575	(1,216)
Other current liabilities	(2,140)	(2,744)	(1,040)
Net cash provided by operating activities	177,376	145,501	117,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(243,430)	(306,024)	(154,916)
Acquisitions, net of cash acquired	—	(230,640)	(220,326)
Proceeds from sale of assets	285	15,398	5,712
Purchase of intangible assets	(3,903)	(7,404)	(4,406)
Net cash used in investing activities	(247,048)	(528,670)	(373,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	601,400	1,043,750	964,279
Repayment of long-term debt	(503,100)	(916,750)	(1,012,779)
Proceeds from senior notes	—	246,253	297,837
Payment of debt issuance costs	—	(7,132)	(17,466)
Proceeds from derivative contracts	1,323	14,449	6,267
Common units issued in equity offerings	102,388	96,173	—
Issuance costs for equity offerings	(4,519)	(4,518)	—
Exercise of warrants	—	31,804	89,745
Repurchase of common units	(1,858)	(2,501)	(1,401)
Distributions to members and affiliates	(125,911)	(119,211)	(74,512)
Net cash provided by financing activities	69,723	382,317	251,970
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	—	994
Net cash provided by discontinued operations	—	—	994
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	51	(852)	(3,172)
CASH AND CASH EQUIVALENTS—Beginning of period	25	877	4,049
CASH AND CASH EQUIVALENTS—End of period	$76	$25	$877

NONCASH INVESTING AND FINANCING ACTIVITIES:
Units issued for acquisitions	$—	$—	$336,125
Investments in property, plant and equipment, not paid	$9,469	$29,568	$31,374
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$65,309	$45,614	$24,682
Cash paid for taxes	$59	$1,085	$1,516
See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business—Eagle Rock Energy Partners, L.P. ("Eagle Rock Energy" or the "Partnership") is a growth-oriented limited partnership engaged in (i) the business of gathering, compressing, treating, processing, transporting, marketing and trading natural gas; fractionating, transporting and marketing natural gas liquids ("NGLs"); and crude oil and condensate logistics and marketing (the “Midstream Business”); and (ii) the business of developing and producing interests in oil and natural gas properties (the “Upstream Business”). The Partnership's midstream assets are strategically located in four productive, mature natural gas producing regions; the Texas Panhandle, East Texas/Louisiana, South Texas and the Gulf of Mexico, and its natural gas pipelines gather natural gas from designated points near producing wells and transport these volumes to third-party pipelines, the Partnership's gas processing plants, utilities and industrial consumers. Natural gas transported to the Partnership's gas processing plants, either in the Partnership's pipelines or third party pipelines, is treated to remove contaminants and conditioned or processed into marketable natural gas and NGLs. The Partnership reports its Midstream Business results through three segments: the Texas Panhandle Segment, the East Texas and Other Midstream Segment and the Marketing and Trading Segment.  The Partnership's upstream assets are characterized by long-lived, high-working interest properties with extensive production histories and development opportunities. Its upstream assets are located in the United States, primarily in South Alabama (where it also operates the associated gathering and processing assets), Texas, Oklahoma and Arkansas. The Partnership reports its Upstream Business through one segment.

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

Recent Developments—On December 23, 2013, the Partnership announced that it had entered into a definitive agreement to contribute its Midstream Business to Regency Energy Partners LP ("Regency") for total consideration of up to $1.325 billion, consisting of $200 million of newly issued Regency common units and a combination of cash and assumed debt, subject to certain closing conditions. As part of this transaction, Regency will conduct an offer to exchange the Partnership's$550 million of outstanding senior unsecured notes for an equivalent amount of Regency senior unsecured notes with the same tenor, coupon and a comparable covenant package. The cash portion of the purchase price will be reduced by the amount of notes exchanged subject to a 10% adjustment factor, such that if all $550 million of bonds are exchanged, the total consideration will equal $1.27 billion ($1.325 billion less $55 million) consisting of $200 million in Regency units, $550 million of assumed debt and $520 million of cash proceeds. The transaction is subject to the approval of the Partnership's unitholders, Hart-Scott-Rodino Antitrust Improvements Act of 1976 approval and other customary closing conditions.

As the sale of the Midstream Business is conditioned upon the approval of the Partnership's common unitholders, the Partnership has not classified the assets of its Midstream Business as assets-held-for-sale or the operations as discontinued.

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

The following is the activity within the Partnership's allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
($ in thousands)
Balance at beginning of period	$972	$1,347	$4,496
Charged to bad debt expense	291	58	54
Write-offs/adjustments charged to allowance	(75)	(433)	(3,203)
Balance at end of period	$1,188	$972	$1,347

During the year ended December 31, 2011, the write off charged to the allowance related to the payment the Partnership received related to the sale of its 503(b)(9) claims related to SemGroup, L.P. ("SemGroup"). This amount relates to the non-503(b)(9) claims and the portion of the receivables sold in August 2009 (see Note 20 for further discussion).

Certain Other Concentrations—The Partnership relies on natural gas producers for its Midstream Business's natural gas and natural gas liquid supply, with the top two producers (by segment) accounting for 36% of its natural gas supply in the Texas Panhandle Segment and 25% of its natural gas supply in the East Texas and Other Midstream Segment for the year ended December 31, 2013. While there are numerous natural gas and natural gas liquid producers, and some of these producers are subject to long-term contracts, the Partnership may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. If the Partnership were to lose all or even a portion of the natural gas volumes supplied by these producers and was unable to acquire comparable volumes, the Partnership's results of operations and financial position could be materially adversely affected. These percentages are calculated based on natural gas volumes gathered during the year ended December 31, 2013. For the year ended December 31, 2013, Oneok, Inc. and Chevron Corporation, the Partnership's largest customers, represented 22% and 11%, respectively, of its total sales revenue (including its commodity risk management gains and losses).

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2013 and December 31, 2012, the Partnership had $1.0 million and $0.8 million, respectively, of crude oil finished goods inventory which is recorded as part of Other Current Assets within the audited consolidated balance sheet.

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

Other Assets— As of December 31, 2013, other assets primarily consist of costs associated with debt issuance costs, net of amortization, of $15.4 million; business deposits to various providers and state or regulatory agencies of $6.5 million; and investment in unconsolidated affiliates of $0.9 million. As of December 31, 2012, other assets primarily consist of costs associated with debt issuance costs, net of amortization, of $19.5 million; business deposits to various providers and state or regulatory agencies of $2.2 million; and investment in unconsolidated affiliates of $0.9 million.

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

The Partnership's Upstream Segment recognizes natural gas revenues based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  For the Upstream Segment, as of December 31, 2013 and December 31, 2012, the Partnership had long-term imbalance payables of $0.3 million and $0.6 million, respectively.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. For the Midstream Business, as of December 31, 2013, the Partnership had imbalance receivables totaling $0.7 million and imbalance payables totaling $1.6 million. For the Midstream Business, as of December 31, 2012, the Partnership had imbalance receivables totaling $0.9 million and imbalance payables totaling $2.1 million. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold.

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

Other Reclassifications—The prior period within the audited consolidated statements of cash flows has been reclassified to conform to current period presentation. Amounts have been reclassified to new rows titled “Loss from risk management activities, net” that combines settled and mark-to-market gains/losses on derivative instruments and “Derivative settlements” that includes cash attributable to derivative instruments that settled during the periods. The revisions to the cash flow presentation had no impact on “Net cash provided by operating activities.”

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued new guidance related to disclosure requirements about the nature of an entity's rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. To better facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosures will give financial statement users information about both gross and net exposures. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and did not have a material impact on the Partnership's financial statements for the year ended December 31, 2013. See Notes 11 and 12 for the disclosures related to the Partnership's rights of set-off and the gross and net exposure related to its derivative instruments.

In February 2013, the FASB issued new guidance related to obligations resulting from joint and several liability arrangements. The new guidance provides for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is not expected to have a material impact on the Partnership’s consolidated financial statements.

NOTE 4. ACQUISITIONS

Acquisition of Midstream Assets in the Texas Panhandle

On October 1, 2012, the Partnership completed the acquisition of two of BP America Production Company's ("BP") gas processing facilities, and the associated gathering systems, that are located in the Texas Panhandle. The aggregate purchase price of the system was $230.6 million, which the Partnership funded from borrowings under its revolving credit facility. The results of the operations of the system have been included in the consolidated financial statements since the acquisition date. The Partnership incurred $0.5 million of acquisition related expenses, which are included within general and administrative expenses for the year ended December 31, 2012. The Partnership incurred $0.1 million of acquisition related expenses, which are included within general and administrative expenses for the year ended December 31, 2013.

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

The following presents the purchase price allocation for the system assets, based on estimates of fair value (in thousands):

Current assets	$779
Property, plant, and equipment	206,849
Rights-of-way and easements	27,232
Current liabilities	(1,705)
Asset retirement obligations	(2,600)
$230,555
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of property, plant and equipment, rights-of-way and easements and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of property, plant and equipment include estimates of: (i) replacement costs; (ii) useful and remaining lives; (iii) physical deterioration; and (iv) functional and technical obsolescence. These inputs require significant judgments and estimates by the Partnership's management at the time of the valuation and are the most sensitive and subject to change.
Pro forma data for the years ended December 31, 2012 and 2011 has been deemed to be impracticable as BP did not separately manage its gathering and processing facilities with the activities of the acquired assets being integrated (financially and operationally) within its exploration and production segment. The amounts of revenue and net income generated by the acquired processing plants and gathering systems that are included within the Partnership's audited consolidated statement of operations for the year ended December 31, 2012 are as follows.

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
$563,708
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and natural gas properties and asset retirement obligation were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimate of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Partnership's management at the time of the valuation and are the most sensitive and subject to change.
The amounts of Crow Creek Energy's revenue and net income included within the Partnership's audited consolidated statement of operations for the year ended December 31, 2011, and the pro forma revenue and net income of the combined entity had the acquisition date been January 1, 2010, are as follows:

	Revenue	Net Income	Net Income Per Diluted Common Unit
	($ in thousands)
Actual from May 3, 2011 to December 31, 2011	$68,168	$29,835
Supplemental pro forma from January 1, 2011 to December 31, 2011	$1,080,964	$78,591	$0.62

NOTE 5. PROPERTY PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	December 31, 2013	December 31, 2012
	($ in thousands)
Land	$2,877	$2,876
Plant	521,103	444,023
Gathering and pipeline	777,446	753,009
Equipment and machinery	53,999	39,889
Vehicles and transportation equipment	4,001	4,021
Office equipment, furniture, and fixtures	1,309	1,285
Computer equipment	14,806	11,431
Linefill	5,180	4,328
Proved properties	1,156,896	1,213,622
Unproved properties	10,022	31,823
Construction in progress	33,824	60,870
	2,581,463	2,567,177
Less: accumulated depreciation, depletion and amortization	(752,695)	(598,971)
Net property plant and equipment	$1,828,768	$1,968,206

The following table sets forth the total depreciation, depletion, capitalized interest costs and impairment expense by type of asset within the Partnership's audited consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Depreciation	$69,449	$61,390	$54,606
Depletion	$87,230	$88,413	$65,380

Capitalized interest costs	$963	$1,311	$451

Impairment expense:
Proved properties (a)	$207,085	$38,943	$11,239
Unproved properties (b)	$7,201	$785	$489
Plant assets (c)	$—	$57,527	$4,560
Pipeline assets (c)	$—	$52,537	$—
__________________________________

(a)
During the year ended December 31, 2013, the Partnership incurred impairment charges in its Upstream Business related primarily to certain proved properties, primarily in the Cana Shale in the Mid-Continent region and the Permian region, due to lower reserve forecasts. During the year ended December 31, 2012, the Partnership incurred impairment charges in its Upstream Business related to its proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing high operating costs associated with gas compression. During the year ended December 31, 2011, the Partnership incurred impairment charges in its Upstream Business related to certain proved properties in the Jourdanton field in South Texas, which included plans for five future drilling locations that the Partnership has determined not to pursue due to the current natural gas price environment.

(b)
During the year ended December 31, 2013, the Partnership incurred impairment charges in its Upstream Business related to certain leaseholds in the Mid-Continent regions that we expect to expire undrilled in 2014. During the year ended December 31, 2012, the Partnership incurred impairment charges in its Upstream Business related to certain unproved property leaseholds expected to expire undrilled in 2013. During the year ended December 31, 2011, the Partnership incurred impairment charges related to certain drilling locations in its unproved properties which the Partnership no longer intends to develop based on the performance of offsetting wells.

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

NOTE 6. ASSET RETIREMENT OBLIGATIONS

The Partnership recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. The Partnership records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. For its producing oil and natural gas properties, the Partnership makes estimates of property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to increases in current abandonment costs, changes in regulatory requirements, technological advances and other factors that may be difficult to predict. The Partnership recognizes asset retirement obligations for its midstream assets in accordance with the term “conditional asset retirement obligation,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the Partnership's control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, the Partnership is required to recognize a liability for the fair value of a conditional asset retirement obligation upon initial recognition if the fair value of the liability can be reasonably estimated. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that covert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of (i) remediation costs, (ii) remaining lives, (iii) future inflation factors and (iv) a credit-adjusted risk free interest rate.

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2013	2012	2011
	($ in thousands)
Asset retirement obligations—January 1	$48,755	$33,303	$24,711
Additional liabilities	1,140	1,721	159
Liabilities settled	(2,240)	(2,755)	(465)
Revision to liabilities	7,603	11,471	2,339
Additional liability related to acquisitions	—	2,650	4,413
Accretion expense	3,706	2,365	2,146
Asset retirement obligations—December 31 (a)	$58,964	$48,755	$33,303

_____________________________________
(a)    As of December 31, 2013 and 2012, $13.1 million and $3.9 million , respectively, were included within accrued liabilities in the Consolidated Balance Sheets.

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements and acquired customer contracts, which the Partnership amortizes over the term of the agreement or estimated useful life. The amortization period for the Partnership's rights-of-way and easements is 20 years. The amortization period for contracts ranges from 5 to 20 years.  Intangible assets consisted of the following:

	December 31, 2013	December 31, 2012
	($ in thousands)
Rights-of-way and easements—at cost	$131,088	$127,375
Less: accumulated amortization	(36,228)	(29,959)
Contracts	22,742	38,009
Less: accumulated amortization	(11,982)	(23,910)
Net intangible assets	$105,620	$111,515

The following table sets forth the total amortization and impairment expense by type of intangible assets within the Partnership's audited consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Amortization	$10,078	$11,205	$11,588

Impairment expense:
Rights-of-way (a)	$—	$5,266	$—
Contracts (a)	$—	$16,384	$—
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

Estimated future amortization expense related to the intangible assets at December 31, 2013, is as follows (in thousands):

Year ending December 31,
2014	$7,958
2015	$7,957
2016	$7,957
2017	$7,956
2018	$7,955
Thereafter	$65,837

NOTE 8. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
	($ in thousands)
Revolving credit facility:	$706,800	$608,500
Senior notes:
8.375% senior notes due 2019	550,000	550,000
Unamortized bond discount	(4,738)	(5,397)
Total senior notes	545,262	544,603
Total long-term debt	$1,252,062	$1,153,103

Revolving Credit Facility

On June 22, 2011, the Partnership entered into an Amended and Restated Credit Agreement, as amended on December 28, 2012 (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative and documentation agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and the other lenders who are parties to the Credit Agreement. The Credit Agreement amended and restated the Partnership’s prior $1.2 billion Credit Agreement (the “Prior Credit Agreement”). Upon the effectiveness of the Credit Agreement, all commitments of the lenders party to the Prior Credit Agreement were terminated and all loans and other indebtedness of the Partnership under the Prior Credit Agreement were renewed and extended, inclusive of new lender commitments, on the terms and conditions of the Credit Agreement. The Credit Agreement matures on June 22, 2016.
In connection with the Credit Agreement, the Partnership incurred debt issuance costs of $9.8 million and recorded a charge of $0.4 million to write off a portion of the unamortized debt issuance costs related to the Prior Credit Agreement. As of December 31, 2013, the Partnership had unamortized debt issuance costs of $5.2 million.
On December 28, 2012, the Partnership received increased commitments from its lending group under the Credit Agreement. Aggregate commitments increased from $675 million to $820 million. The Partnership has the option to request further increases in commitments, subject to the terms and conditions of the Credit Agreement, up to an aggregate total amount of $1.2 billion. Availability under the credit facility is subject to a borrowing base comprised of two components: the upstream component and the midstream component. The upstream component of the borrowing base is determined semi-annually as an amount equal to the loan value of the proved oil and gas reserves of the Partnership and its subsidiaries as determined by the lenders party to the Credit Agreement. The midstream component of the borrowing base is determined quarterly as an amount equal to the lesser of (i) 55% of the total borrowing base (subject to increase for certain periods following certain material acquisitions up to 60% of the total borrowing base) and (ii) 3.75 times Consolidated EBITDA (as defined in the Credit Agreement) attributable to the midstream assets of the Partnership and its subsidiaries for the trailing four fiscal quarters. Pro forma adjustments to each component of the borrowing base, and thus total availability under the credit facility, are made upon the occurrence of certain events including material acquisitions and dispositions. Availability under the Credit Agreement is based on the lower of the current borrowing base and the total commitments. As of December 31, 2013, the Partnership had approximately $49.2 million of availability under the credit facility based on its borrowing base on that date. The Partnership currently pays a 0.50% commitment fee (based on the Partnership's borrowing base utilization percentage) per year on the difference between total commitments and the amount drawn under the credit facility. The Credit Agreement includes a sub-limit for the issuance of standby letters of credit for a total of $150.0 million. As of December 31, 2013, the Partnership had $19.2 million of outstanding letters of credit.
At the Partnership's election, interest will accrue on the credit facility at either LIBOR plus a margin ranging from 1.75% to 2.75% (currently 2.50% per annum based on the Partnership's borrowing base utilization percentage) or the base rate plus a margin ranging from 0.75% to 1.75% (currently 1.50% per annum based on the Partnership's borrowing base utilization percentage). The applicable margin is determined based on the utilization of the then existing borrowing base. The borrowings under the Credit Agreement may be prepaid, without any premium or penalty, at any time. The base rate is generally the highest of the federal funds rate plus 0.5%, the prime rate as announced from time to time by the Administrative Agent, or daily LIBOR for a term of one month plus 1.0%. As of December 31, 2013, the weighted average interest rate (excluding the impact of interest rate swaps) on the Partnership's outstanding debt under its revolving credit facility was 2.67%.
The obligations under the Credit Agreement are secured by first priority liens on substantially all of the Partnership’s (and its material subsidiaries') material assets, including a pledge of all of the equity interests of each of the Partnership’s material subsidiaries.
The Credit Agreement requires the Partnership and certain of its subsidiaries to make certain representations and warranties that are customary for credit facilities of this type. The Credit Agreement also contains affirmative and negative covenants that are customary for credit facilities of this type, including compliance with financial covenants. The financial covenants prohibit the Partnership from exceeding defined limits with respect to:

•
As of any fiscal quarter-end, the ratio of Consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending with such fiscal quarter to Consolidated Interest Expense (as defined in the Credit Agreement) for such four fiscal quarter period (the "Interest Coverage Ratio").;

•
As of any fiscal quarter-end, the ratio of Total Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA for the four fiscal quarter period ending with such fiscal quarter (the “Total Leverage Ratio”).;

•
As of the fiscal quarter-end for the fiscal quarters ending December 31, 2013 through September 30, 2014, the ratio of Senior Secured Debt (as defined in the Credit Agreement) to Consolidated EBITDA for the four fiscal quarter period ending with such fiscal quarter (the “Senior Secured Leverage Ratio”).; and

•
As of any fiscal quarter-end the ratio of the Partnership’s consolidated current assets (including availability under the Credit Agreement up to the Loan Limit (as defined within the Credit Agreement), but excluding non-cash assets under the accounting guidance for derivatives) to consolidated current liabilities (excluding non-cash obligations under the accounting guidance for derivatives and current maturities under the Credit Agreement) (the “Current Ratio”).

The following table presents the debt covenant levels specified in our revolving credit facility as of December 31, 2013:

Quarter Ended	Total Leverage Ratio	Senior Secured Leverage Ratio	Interest Coverage Ratio	Current Ratio
December 31, 2013	5.50	3.15	2.50	1.0
March 31, 2014	5.25	3.10	2.50	1.0
June 30, 2014	5.00	3.05	2.50	1.0
September 30, 2014	4.75	2.95	2.50	1.0
Thereafter	4.50	NA	2.50	1.0

The following table presents the Partnership's actual covenant ratios as of December 31, 2013:

Interest coverage ratio	3.1
Total leverage ratio	5.4
Senior secured leverage ratio	3.06
Current ratio	1.1

As of December 31, 2013, the Partnership was in compliance with the financial covenants under the Credit Agreement.  The Partnership expects compliance with financial covenants under the Credit Agreement through 2014 because the Midstream Business Contribution to Regency will substantially improve the Partnership’s liquidity and debt ratios through the elimination of significant debt currently outstanding under our revolving credit facility and the proposed assumption of all of it's senior unsecured notes via an exchange offer to be conducted by Regency. The completion of the Midstream Business Contribution is subject to regulatory and unitholder approvals. As a result, the Partnership can provide no assurance that the Midstream Business Contribution will be completed within its anticipated time frame, or at all. Should the Midstream Business Contribution not be consummated, the Partnership intends to explore alternative means to reduce its leverage ratios to comply with the financial covenants, which may include asset sales or purchases, equity financings, the separation of its upstream and midstream businesses or other alternatives.

On February 26, 2014, the Partnership and its lender group amended the Credit Agreement to, among other items, allow for a temporary step-up in the Total Leverage Ratio and Senior Secured Leverage Ratio, and allow for additional liquidity at its election. For a further discussion of the Credit Agreement amendment, see Note 22.

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
On July 13, 2012, the Partnership, along with its subsidiary, Finance Corp, as co-issuer and certain subsidiary guarantors, completed the sale of an additional $250.0 million of 8.375% senior unsecured notes due 2019 through a private placement exempt from the registration requirements of the Securities Act of 1933. After the original issue discount of $3.7 million and excluding related offering expenses, the Partnership received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under its revolving credit facility. This issuance supplemented the Partnership's prior $300.0 million of Senior Notes issued in May 2011, all of which are treated as a single series. As of December 31, 2013, the Partnership had unamortized debt issuance costs of $10.3 million and an unamortized debt discount of $4.7 million, which is recorded as an offset to the principal amount of the Senior Notes.
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

Scheduled maturities of long-term debt as of December 31, 2013, were as follows:

Principal Amount
($ in thousands)
2014	$—
2015	—
2016	706,800
2017	—
2018	—
2019 and after	550,000
$1,256,800

NOTE 9. MEMBERS’ EQUITY

At December 31, 2013, there were 156,644,153 common units outstanding. In addition, there were 2,743,807 unvested restricted common units outstanding.

On June 1, 2010, the Partnership launched its rights offering to the holders of its common and general partner units as of close of business on May 27, 2010, the record date. Each Right entitled the holder (including holders of Rights acquired during the subscription period) to purchase (i) one common unit and (ii) one warrant to purchase one additional common unit at $6.00 on certain specified days beginning on August 15, 2010 and ending on May 15, 2012. During the years ended December 31, 2012 and 2011 5,300,588 and 14,957,540 warrants, respectively, were exercised for an equivalent number of newly issued common units. The final exercise date for the warrants was May 15, 2012, and on that date the remaining unexercised warrants expired.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. As of December 31, 2013, 686,759 units had been issued under this program for net proceeds of approximately $5.6 million.

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

Quarter Ended	Distribution per Unit	Record Date**	Payment Date
March 31, 2011+	$0.1500	May 9, 2011	May 13, 2011
June 30, 2011+	$0.1875	August 5, 2011	August 12, 2011
September 30, 2011+	$0.2000	November 4, 2011	November 14, 2011
December 31, 2011+	$0.2100	February 7, 2012	February 14, 2012
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012+	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012+	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012+	$0.2200	February 7, 2013	February 14, 2013
March 31, 2013+*	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013+*	$0.2200	August 7, 2013	August 14, 2013
September 30, 2013+*	$0.1500	November 7, 2013	November 14, 2013
December 31, 2013+*	$0.1500	February 7, 2014	February 14, 2014
_____________________________

+
The distribution per unit represents distributions made only on common units, including restricted common units issued under our Long Term Incentive Plan. Since July 30, 2010, the only other class of equity we have outstanding is a non-economic general partner interest.

*	The distribution excludes certain restricted unit grants.

**	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

NOTE 10. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and affiliated entities:

	Year Ended December 31,
	2013	2012	2011
Affiliates of NGP:	($ in thousands)
Natural gas purchases from affiliates	$2,938	$2,713	$6,097
Payable as of December 31,	$18	$428

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

The following table sets forth certain information regarding the Partnership's various interest rate swaps as of December 31, 2013:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
6/22/2011	6/22/2015	$250,000,000	2.95%

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

The Partnership uses fixed-price swaps, costless collars and put options to achieve its hedging objectives. Historically, the Partnership has hedged its expected future commodity volumes either with derivatives of the same commodity ("direct hedges") or with derivatives of another commodity which the Partnership expects will correlate well with the underlying commodity ("proxy hedges"). For example, the Partnership will often hedge the changes in future NGL prices using crude oil hedges because NGL prices have been highly correlated to crude oil prices and hedging NGLs directly is usually less attractive due to the relative illiquidity in the NGL forward market. The Partnership may use natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are often heavily discounted from its current prices. Also, natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas. When the Partnership uses proxy hedges, it converts the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity. In the case of NGLs hedged with crude oil derivatives, these conversions are based on the historical relationship of the prices of the two commodities and management's judgment regarding future price relationships of the commodities. In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane. In recent quarters, the correlation of price changes in crude oil and NGLs has weakened relative to longer-term averages as NGL prices have fallen while crude index prices have risen. This dynamic has negatively impacted our hedging objectives

For accounting purposes, the Partnership has not designated any of its commodity derivative instruments as hedges; instead it marks these derivative contracts to fair value (see Note 12).  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to counterparty credit risk. Historically, the Partnership's corporate derivative counterparties have all been participants or affiliates of participants within its revolving credit facility (see Note 8), which is secured by substantially all of the assets of the Partnership. Therefore, the Partnership is not currently required to post any collateral, nor does it require collateral from its counterparties. The Partnership minimizes the credit risk in derivative instruments by limiting exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's derivative contracts for certain counterparties are subject to counterparty netting agreements governing such derivatives, and when possible, the Partnership nets the open positions of each counterparty. See Note 12 for the impact to the Partnership's audited consolidated balance sheets of the netting of these derivative contracts.

The Partnership's commodity derivative counterparties as of December 31, 2013, not including counterparties of its marketing and trading business, included BNP Paribas, Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron and Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, Regions Financial Corporation and CITIBANK, N.A.

The following tables set forth certain information regarding the Partnership's commodity derivatives. Within each table, some trades of the same commodities with the same tenors have been aggregated and shown as weighted averages.

Commodity derivatives, as of December 31, 2013, that will mature during the years ended December 31, 2014, 2015 and 2016:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	16,800,000	$4.38
Crude Oil	Costless Collar	240,000	$90.00	$106.00
Crude Oil	Swap (Pay Floating/Receive Fixed)	2,208,000	$96.51
Crude Oil	Swap (Pay Fixed/Receive Floating)	199,140	$92.53
Propane	Swap (Pay Floating/Receive Fixed)	9,576,000	$1.06
IsoButane	Swap (Pay Floating/Receive Fixed)	2,268,000	$1.31
Normal Butane	Swap (Pay Floating/Receive Fixed)	4,132,800	$1.30
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	12,000,000	$4.10
Crude Oil	Costless Collar	480,000	$90.00	$97.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,110,000	$88.70
Portion of Contracts Maturing in 2016
Natural Gas	Swap (Pay Floating/Receive Fixed)	9,480,000	$4.25
Crude Oil	Swap (Pay Floating/Receive Fixed)	1,416,000	$84.60
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price. The weighted average prices are in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

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

Through the Partnership's natural gas marketing activity, the Partnership will have credit exposure to additional counterparties. The Partnership minimizes the credit risk associated with natural gas marketing by limiting its exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's natural gas purchase and sale contracts, for certain counterparties, are subject to counterparty netting agreements governing settlement under such natural gas purchase and sales contracts, and when possible, the Partnership nets the open positions of each counterparty. See Note 12 for the impact to the Partnership's unaudited condensed consolidated balance sheets of the netting of these contracts.

Marketing and Trading commodity derivative instruments, as of December 31, 2013, that will mature during the years ended December 31, 2014 and 2015 and beyond:

Type	Notional Volumes (MMbtu)
Portion of Contracts Maturing in 2014
Basis Swaps - Purchases	6,955,000
Basis Swaps - Sales	2,675,000
Index Swap - Purchases	620,000
Index Swap - Sales	1,365,000
Swap (Pay Fixed/Receive Floating) - Purchases	930,000
Swap (Pay Floating/Received Fixed) - Sales	465,000
Forward purchase contract - index	13,090,332
Forward sales contract - index	18,873,397
Forward purchase contract - fixed price	2,263,000
Forward sales contract - fixed price	2,728,000
Portion of Contracts Maturing in 2015 and beyond
Basis Swaps - Purchases	13,280,000
Basis Swaps - Sales	13,280,000

Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales.

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the consolidated balance sheet as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(6,210)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(2,885)
Commodity derivatives - assets	Current assets	11,268	Current liabilities	1,730
Commodity derivatives - assets	Long-term assets	6,259	Long-term liabilities	1,488
Commodity derivatives - liabilities	Current assets	(2,106)	Current liabilities	(6,543)
Commodity derivatives - liabilities	Long-term assets	(798)	Long-term liabilities	(2,451)
Total derivatives		$14,623		$(14,871)

	As of December 31, 2012
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(4,844)	Current liabilities	$(1,201)
Interest rate derivatives - liabilities	Long-term assets	(7,002)	Long-term liabilities	(1,700)
Commodity derivatives - assets	Current assets	39,182	Current liabilities	19
Commodity derivatives - assets	Long-term assets	17,338	Long-term liabilities	—
Commodity derivatives - liabilities	Current assets	(998)	Current liabilities	(49)
Commodity derivatives - liabilities	Long-term assets	(2,383)	Long-term liabilities	—
Total derivatives		$41,293		$(2,931)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's audited consolidated statement of operations (in thousands):

Amount of Gain (Loss) Recognized in Income on Derivatives		Year Ended December 31,
		2013	2012	2011
Interest rate derivatives	Interest rate risk management losses, net	$(1,104)	$(4,727)	$(11,401)
Commodity derivatives	Commodity risk management gains (losses), net	(18,533)	57,894	32,510
Commodity derivatives -trading	Natural gas, natural gas liquids, oil, condensate and sulfur sales	315	(192)	772
	Total	$(19,322)	$52,975	$21,881

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

As of December 31, 2013, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and has classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives and natural gas derivatives as Level 2.  In prior periods, the Partnership has classified the inputs to measure its NGL derivatives as Level 3 as the NGL market was considered to be less liquid and thinly traded. As of September 30, 2011, the Partnership concluded that the inputs for its NGL derivatives were considered to be more observable due to the NGL market being more liquid through the term of our contracts and has classified these inputs as Level 2. The following table discloses the fair value of the Partnership's derivative instruments as of December 31, 2013 and 2012:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$9,804	$—	$(2,003)	$7,801
Natural gas derivatives	—	10,899	—	(4,077)	6,822
NGL derivatives	—	42	—	(42)	—
Total	$—	$20,745	$—	$(6,122)	$14,623

Liabilities:
Crude oil derivatives	$—	$(3,930)	$—	$2,003	$(1,927)
Natural gas derivatives	—	(6,847)	—	4,077	(2,770)
NGL derivatives	—	(1,121)	—	42	(1,079)
Interest rate swaps	—	(9,095)	—	—	(9,095)
Total	$—	$(20,993)	$—	$6,122	$(14,871)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$19,410	$—	$(1,814)	$17,596
Natural gas derivatives	—	27,340	—	(1,586)	25,754
NGL derivatives	—	9,789	—	—	9,789
Interest rate swaps	—	—	—	(11,846)	(11,846)
Total	$—	$56,539	$—	$(15,246)	$41,293

Liabilities:
Crude oil derivatives	$—	$(1,814)	$—	$1,814	$—
Natural gas derivatives	—	(1,616)	—	1,586	(30)
Interest rate swaps	—	(14,747)	—	11,846	(2,901)
Total	$—	$(18,177)	$—	$15,246	$(2,931)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Level 3 NGL derivatives during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net liability beginning balance	$—	$—	$(5,733)
Settlements	—	—	15,562
Total gains or losses	—	—	(12,784)
Transfers out of Level 3	—	—	2,955
Net liability ending balance	$—	$—	$—

The Partnership values its Level 3 NGL derivatives using forward curves, interest rate curves, and volatility parameters, when applicable. In addition, the impact of counterparty credit risk is factored into the value of derivative assets, and the Partnership's credit risk is factored into the value of derivative liabilities.

Gains and losses losses related to the interest rate derivatives are recorded as part of interest rate risk management gains and losses in the audited consolidated statements of operations.  Gains and losses related to the Partnership's commodity derivatives are recorded as a component of revenue in the audited consolidated statements of operations.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

For periods in which impairment charges have been incurred, the Partnership is required to write down the value of the impaired asset to its fair value. See Note 5 for a further discussion of the impairment charges recorded during the year ended. The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis for the year ended December 31, 2013:

	December 31, 2013	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Proved properties	$91,346	$—	$—	$91,346	$207,085

The Partnership calculated the fair value of the impaired assets using discounted cash flow analysis to determine the excess of the asset's carrying value over its fair value. Significant inputs to the valuation of fair value of the proved properties included estimates of (i) reserves, (ii) future operating and development costs (ii) forward commodity prices and (iii) a discount rate reflective of the Partnership's cost of capital. For the other assets impaired by the partnership during the year ended December 31, 2013, the assets were fully written down and are thus not included in the table above. See Notes 5 for a further discussion of the impairment charges.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

As of December 31, 2013, the outstanding debt associated with the Credit Agreement bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The outstanding debt associated with the Senior Notes bears interest at a fixed rate; based on the market price of the Senior Notes as of December 31, 2013 and 2012, the Partnership estimates that the fair value of the Senior Notes is $599.5 million and $561.0 million, respectively. Fair value of the senior notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation—The Partnership is subject to lawsuits which arise from time to time in the ordinary course of business, such as the interpretation and application of contractual terms related to the calculation of payment for liquids and natural gas proceeds. The Partnership had no accruals as of December 31, 2013 and 2012 related to legal matters, and current lawsuits are not expected to have a material adverse effect on our financial position, results of operations or cash flows. The Partnership has been indemnified up to a certain dollar amount for two lawsuits. If there ultimately is a finding against the Partnership in these two indemnified cases, the Partnership would expect to make a claim against the indemnification up to limits of the indemnification.

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

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At December 31, 2013 and 2012, the Partnership had accrued approximately $3.2 million and $2.8 million, respectively, for environmental matters.

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

The retained revenue interests affect the Partnership's interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama. With respect to the Partnership's Flomaton and Fanny Church fields, these retained revenue interests are in effect for any calendar year in which the Partnership surpasses certain average net production rates. The Partnership did not surpass such rates in 2013 and does not anticipate exceeding these rates in future years. With respect to the Partnership's Big Escambia Creek field, the retained revenue interest commenced in 2010 and continues through the end of 2019.

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $9.5 million, $8.9 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term. At December 31, 2013, commitments under long-term non-cancelable operating leases for the next five years are as follows (in thousands):

Year ending December 31,
2014	$7,060
2015	$6,045
2016	$4,997
2017	$2,848
2018	$438

NOTE 14. SEGMENTS

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

The Partnership's chief operating decision maker ("CODM") currently reviews its operations using these segments. The CODM evaluates segment performance based on segment operating income or loss from continuing operations. Summarized financial information concerning the Partnership's reportable segments is shown in the following tables:

Year Ended December 31, 2013	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$538,492	$136,637	$384,422	$1,059,551	$154,261	$(18,533)	(a)	$1,195,279
Intersegment sales	226,576	37,716	(272,116)	(7,824)	47,048	(39,224)		—
Cost of natural gas and natural gas liquids	594,125	131,966	64,527	790,618	—	—		790,618
Intersegment cost of natural gas, oil and condensate	200	—	38,844	39,044	—	(39,044)		—
Operating costs and other expenses	81,186	19,943	(8)	101,121	54,354	81,214		236,689
Depreciation, depletion, amortization	57,781	19,476	428	77,685	87,456	2,029		167,170
Impairment	—	—	—	—	214,286	—		214,286
Operating income (loss) from continuing operations	$31,776	$2,968	$8,515	$43,259	$(154,787)	$(101,956)		$(213,484)
Capital Expenditures	$81,590	$7,827	$309	$89,726	$129,099	$5,336		$224,161
Segment Assets	$950,092	$243,493	$73,918	$1,267,503	$842,246	$17,801	(b)	$2,127,550

Year Ended December 31, 2012	Texas Panhandle Segment		East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment	Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$362,902	(c)	$156,529	$256,772	$776,203	$149,862	$57,894	(a)	$983,959
Intersegment sales	105,759		39,099	(154,992)	(10,134)	53,343	(43,209)		—
Cost of natural gas and natural gas liquids	332,792		147,493	52,434	532,719	—	—		532,719
Intersegment cost of natural gas,oil and condensate	83		—	44,317	44,400	—	(44,400)		—
Operating costs and other expenses	60,884		21,762	2	82,648	56,612	69,994		209,254
Intersegment operations and maintenance	—		—	—	—	122	(122)		—
Depreciation, depletion, amortization	44,451		25,771	273	70,495	88,777	1,773		161,045
Impairment	—		131,714	—	131,714	45,289	—		177,003
Operating income (loss) from continuing operations	$30,451		$(131,112)	$4,754	$(95,907)	$12,405	$(12,560)		$(96,062)
Capital Expenditures	$131,928		$9,328	$5,489	$146,745	$160,330	$3,645		$310,720
Segment Assets	$922,281		$250,916	$43,417	$1,216,614	$1,018,927	$58,675	(b)	$2,294,216

Year Ended December 31, 2011	Texas Panhandle Segment	East Texas and Other Midstream Segment	Marketing and Trading Segment	Total Midstream Business	Upstream Segment		Corporate and Other Segment		Total Segments
($ in thousands)
Sales to external customers	$395,991	$274,361	$200,939	$871,291	$156,107	(d)	$32,510	(a)	$1,059,908
Intersegment sales	60,237	16,654	(82,378)	(5,487)	48,203		(42,716)		—
Cost of natural gas and natural gas liquids	327,775	231,642	73,767	633,184	—		—		633,184
Intersegment cost of natural gas, oil and condensate	—	—	41,382	41,382	—		(41,382)		—
Operating costs and other expenses	41,749	22,790	—	64,539	47,657		54,998		167,194
Intersegment operations and maintenance	—	—	—	—	66		(66)		—
Depreciation, depletion, amortization	37,034	27,629	—	64,663	65,531		1,417		131,611
Impairment	4,560	—	—	4,560	11,728		—		16,288
Operating income (loss) from continuing operations	$45,110	$8,954	$3,412	$57,476	$79,328		$(25,173)		$111,631
Capital Expenditures	$71,351	$10,860	$2,205	$84,416	$92,660		$2,132		$179,208
Segment Assets	$599,688	374,030	$40,173	$1,013,891	$979,331		$52,466	(b)	$2,045,688
______________________________

(a)	Represents results of the Partnership's commodity risk management activity.

(b)	Includes elimination of intersegment transactions.

(c)
Sales to external customers in the Texas Panhandle Segment for the year ended December 31, 2012, includes 2.9 million of business interruption insurance recovery related to damage sustained by the Partnership's Cargray processing facility due to severe winter weather in 2011, which is recognized as part of Other Revenue in the consolidated statements of operations.

(d)
Sales to external customers for the years ended December 31, 2011 includes $2.0 million, respectively, of business interruption insurance recovery related to the shutdown of the Eustace plant in 2010 in the Upstream Segment, which is recognized as part of Other revenue in the consolidated statement of operations.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Partnership offers a defined contribution benefit plan to its employees. For the three years ended December 31, 2012, the plan provided for a dollar for dollar matching contribution by the Partnership of up to 4% of an employee's contribution and 50% of additional contributions up to an additional 2%. Additionally, the Partnership may, at its sole discretion and election, contribute up to 6% of a participating employee's base salary annually, subject to vesting requirements. Expenses under the plan for the years ended December 31, 2013, 2012 and 2011 were approximately $2.5 million, $1.8 million and $1.0 million, respectively.

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

The Partnership's federal and state income tax provision is summarized below (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(105)	$621	$1,092
State	—	18	61
Total current provision	(105)	639	1,153
Deferred:
Federal	(3,837)	(2,776)	(3,862)
State	(1,172)	434	277
Total deferred	(5,009)	(2,342)	(3,585)
Total (benefit) provision for income taxes	$(5,114)	$(1,703)	(2,432)

The effective rates for the years ended December 31, 2013, 2012 and 2011 are shown in the table below.  For 2011, the effective tax rate is attributable to the state and federal taxes being applied to their book income. In 2013 and 2012, the federal and state based income taxes were applied against book losses which resulted in effective tax rates of 1.8% and 1.1%, respectively.   A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Pre-tax net book income (loss) from continuing operations	(283,093)	(152,305)	70,424
State income tax current and deferred	(1,172)	452	338
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	(4,160)	(2,155)	(2,232)
Tax attributes used	218	—	(538)
Benefit for income taxes from continuing operations	$(5,114)	$(1,703)	$(2,432)
Effective income tax rate on continuing operations	1.8%	1.1%	(3.5)%

Significant components of deferred tax liabilities and deferred tax assets as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred Tax Assets:
Statutory depletion carryover	$1,438	$1,599
AMT credit carryforward	—	57
Total Deferred Tax Assets	1,438	1,656

Deferred Tax Liabilities:
Property, plant, equipment & amortizable assets	(5,867)	(6,585)
Hedging transactions	—	(271)
Book/tax differences from partnership investment	(32,086)	(36,144)
Total Deferred Tax Liabilities	(37,953)	(43,000)
Total Net Deferred Tax Liabilities	(36,515)	(41,344)
Current portion of total net deferred tax liabilities	—	—
Long-term portion of total net deferred tax liabilities	$(36,515)	$(41,344)

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

Due to the enactment of the Revised Texas Franchise Tax, the Partnership recorded a net deferred tax liability related to the book/tax differences in property, plant and equipment and hedging transactions.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. The AMT credit carryforward presented above does not have an expiration date.

The Partnership adopted authoritative guidance related to accounting for uncertainty in income taxes on January 1, 2007.  The Partnership has taken a position which is deemed to be “more likely than not” to be upheld upon review, if any, with respect to the deductibility of certain costs for the purpose of its franchise tax liability on a state franchise return.   The Partnership has recorded a provision for the portion of this tax liability equal to the probability of recognition. In addition, the Partnership has accrued interest and penalties associated with these liabilities and has recorded these amounts within its state deferred income tax expense. The amount stated below relates to the tax returns filed for 2013, 2012 and 2011, which are still open under current statute.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits (liabilities) is as follows (in thousands):

	2013	2012	2011
Balance at beginning of period	$(830)	$(735)	$(569)
Increases related to current year tax positions	(128)	(53)	(132)
Increases related to tax interest and penalties	(39)	(42)	(34)
Decreases related to statutory limitations	267	—	—
Decreases related to tax interest and penalties	81	—	—
Balance at end of period	$(649)	$(830)	$(735)

NOTE 17. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan, as amended (“LTIP”), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 7,000,000 common units, to be granted either as options, restricted units or phantom units, of which, as of December 31, 2013, a total of 913,794 common units remained available for issuance. Grants under the LTIP are made at the discretion of the board and to date have only been made in the form of restricted units. Distributions declared and paid on outstanding restricted units, where such restricted units are eligible to receive distributions, are paid directly to the holders of the restricted units. No options or phantom units have been issued to date.

The restricted units granted are valued at the market price as of the date issued. The weighted average fair value of the units granted during the years ended December 31, 2013, 2012 and 2011 was $9.16, $9.50 and $10.13, respectively. The awards generally vest over three years on the basis of one third of the award each year. The Partnership recognizes compensation expense on a straight-line basis over the requisite service period for the restricted unit grants. During the restriction period, distributions associated with the granted awards will be distributed to the awardees.

A summary of the restricted common units’ activity for the year ended December 31, 2013 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2012	2,608,035	$9.38
Granted	1,623,939	$9.16
Vested	(1,203,822)	$8.98
Forfeited	(284,345)	$9.90
Outstanding at December 31, 2013	2,743,807	$9.37

For the years ended December 31, 2013, 2012 and 2011, non-cash compensation expense of approximately $13.4 million, $9.9 million and $5.1 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the consolidated statements of operations.

As of December 31, 2013, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $17.1 million. The remaining expense is to be recognized over a weighted average of 1.6 years.

In connection with the vesting of certain restricted units during the years ended December 31, 2013, 2012 and 2011, 272,179, 286,716 and 137,985, respectively, of the newly-vested common units were cancelled by the Partnership in satisfaction of $1.9 million, $2.5 million and $1.4 million, respectively, of minimum employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

NOTE 18. EARNINGS PER UNIT

Basic earnings per unit is computed by dividing the net income (loss) by the weighted average number of units outstanding during a period. To determine net income (loss) allocated to each class of ownership (common and restricted common units), the Partnership first allocates net income (loss) in accordance with the amount of distributions made for the quarter by each class, if any. The remaining net income is allocated to each class in proportion to the class weighted average number of units outstanding for a period, as compared to the weighted average number of units for all classes for the period, with the exception of net losses. Net losses are allocated to just the common units.

As of December 31, 2013, 2012 and 2011, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units will be considered in the diluted weighted average common unit outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number.

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

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic	153,562	135,609	110,435
Effect of Dilutive Securities:
Warrants	—	—	5,727
Restricted Units	—	—	779
Common units - Diluted	153,562	135,609	116,941

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

The following table presents the Partnership's basic income per unit for the year ended December 31, 2013:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Net loss	$(277,979)
Distributions	117,294	$115,351	$1,943
Assumed loss from continuing operations after distribution to be allocated	(395,273)	(395,273)	—
Assumed net (loss) income to be allocated	$(277,979)	$(279,922)	$1,943

Basic and diluted loss per unit		$(1.82)

The following table presents the Partnership's basic and diluted income per unit for the year ended December 31, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(150,602)
Distributions	124,235	$121,504	$2,731
Assumed loss from continuing operations after distribution to be allocated	(274,837)	(274,837)	—
Assumed net income to be allocated	$(150,602)	$(153,333)	$2,731

Basic and diluted loss per unit		$(1.13)

The following table presents the Partnership's basic and diluted income per unit for the year ended December 31, 2011:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$72,856
Distributions	89,062	$87,525	$1,537
Assumed loss from continuing operations after distribution to be allocated	(16,206)	(16,206)	—
Assumed allocation of loss from continuing operations	72,856	71,319	1,537
Discontinued operations, net of tax	276	276	—
Assumed net income to be allocated	$73,132	$71,595	$1,537

Basic income from continuing operations per unit		$0.65
Basic discontinued operations per unit		$—
Basic net income per unit		$0.65

Diluted income from continuing operations per unit		$0.61
Diluted discontinued operations per unit		$—
Diluted net income per unit		$0.62

NOTE 19.   DIVESTITURE RELATED ACTIVITIES

The following table represents activity from divestiture related activities for the years ended December 31, 2013, 2012 and 2011:

	Barnett Shale (a)	Wildhorse System (b)	Minerals Business (c)
($ in thousands)
Year Ended December 31, 2012:
Loss from the sale	$(4,460)	$—	$—
Proceeds from sale	$14,841	$—	$—
Year Ended December 31, 2011:
Revenues	$—	$6,859	$—
(Loss) income from Operations	$—	$548	$—
Discontinued operations, net of tax	$—	$(180)	$456
Loss from the sale	$—	$(718)	—
Proceeds from sale	$—	$5,712	—
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

NOTE 21. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of December 31, 2013, all guarantors were wholly-owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of our subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees will be released in the following circumstances:

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

In accordance with Rule 3-10 of Regulation S-X, the Partnership has prepared Condensed Consolidating Financial Statements as supplemental information.  The following condensed consolidating balance sheets at December 31, 2013 and December 31, 2012, condensed consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011, and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, present financial information for Eagle Rock Energy as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the Parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

 Condensed Consolidating Balance Sheet
December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$691,588	$—	$—	$—	$(691,588)	$—
Other current assets	5,868	1	157,515	—	—	163,384
Total property, plant and equipment, net	2,318	—	1,826,450	—	—	1,828,768
Investment in subsidiaries	1,133,217	—	—	908	(1,134,125)	—
Total other long-term assets	19,833	—	115,565	—	—	135,398
Total assets	$1,852,824	$1	$2,099,530	$908	$(1,825,713)	$2,127,550
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$691,588	$—	$(691,588)	$—
Other current liabilities	17,390	—	193,876	—	—	211,266
Other long-term liabilities	9,493	—	80,850	—	—	90,343
Long-term debt	1,252,062	—	—	—	—	1,252,062
Equity	573,879	1	1,133,216	908	(1,134,125)	573,879
Total liabilities and equity	$1,852,824	$1	$2,099,530	$908	$(1,825,713)	$2,127,550

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$660,898	$—	$—	$—	$(660,898)	$—
Other current assets	27,688	1	154,275	—	—	181,964
Total property, plant and equipment, net	2,657	—	1,965,549	—	—	1,968,206
Investment in subsidiaries	1,324,293	—	—	958	(1,325,251)	—
Total other long-term assets	22,061	—	121,985	—	—	144,046
Total assets	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$660,898	$—	$(660,898)	$—
Other current liabilities	6,734	—	174,780	—	—	181,514
Other long-term liabilities	9,386	—	81,839	—	—	91,225
Long-term debt	1,153,103	—	—	—	—	1,153,103
Equity	868,374	1	1,324,292	958	(1,325,251)	868,374
Total liabilities and equity	$2,037,597	$1	$2,241,809	$958	$(1,986,149)	$2,294,216

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(4,168)	$—	$1,199,447	$—	$—	$1,195,279
Cost of natural gas and natural gas liquids	—	—	790,618	—	—	790,618
Operations and maintenance	(1)	—	135,206	—	—	135,205
Taxes other than income	—	—	20,270	—	—	20,270
General and administrative	17,716	—	63,498	—	—	81,214
Depreciation, depletion and amortization	454	—	166,716	—	—	167,170
Impairment and other	—	—	214,286	—	—	214,286
Loss from operations	(22,337)	—	(191,147)	—	—	(213,484)
Interest expense, net	(67,864)	—	(898)	—	—	(68,762)
Other non-operating income	9,025	—	9,298	—	(18,323)	—
Other non-operating expense	(6,904)	—	(12,256)	(10)	18,323	(847)
Loss before income taxes	(88,080)	—	(195,003)	(10)	—	(283,093)
Income tax benefit	(1,172)	—	(3,942)	—	—	(5,114)
Equity in earnings of subsidiaries	(191,071)	—	—	—	191,071	—
Net loss	$(277,979)	$—	$(191,061)	$(10)	$191,071	$(277,979)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$28,884	$—	$955,075	$—	$—	$983,959
Cost of natural gas and natural gas liquids	—	—	532,719	—	—	532,719
Operations and maintenance	—	—	119,828	—	—	119,828
Taxes other than income	—	—	19,432	—	—	19,432
General and administrative	10,908	—	59,086	—	—	69,994
Depreciation, depletion and amortization	296	—	160,749	—	—	161,045
Impairment	—	—	177,003	—	—	177,003
Income (loss) from operations	17,680	—	(113,742)	—	—	(96,062)
Interest expense, net	(51,501)	—	23	—	—	(51,478)
Other non-operating income	9,039	—	10,961	—	(20,000)	—
Other non-operating expense	(12,189)	—	(12,558)	(18)	20,000	(4,765)
Loss before income taxes	(36,971)	—	(115,316)	(18)	—	(152,305)
Income tax provision (benefit)	431	—	(2,134)	—	—	(1,703)
Equity in earnings of subsidiaries	(113,200)	—	—	—	113,200	—
Net loss	$(150,602)	$—	$(113,182)	$(18)	$113,200	$(150,602)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$36,095	$—	$1,023,813	$—	$—	$1,059,908
Cost of natural gas and natural gas liquids	—	—	633,184	—	—	633,184
Operations and maintenance	—	—	93,048	—	—	93,048
Taxes other than income	—	—	19,148	—	—	19,148
General and administrative	5,299	—	52,592	—	—	57,891
Other operating income	—	—	(2,893)	—	—	(2,893)
Depreciation, depletion and amortization	196	—	131,415	—	—	131,611
Impairment	—	—	16,288	—	—	16,288
Income from operations	30,600	—	81,031	—	—	111,631
Interest expense, net	(29,614)	—	(8)	—	—	(29,622)
Other non-operating income	8,779	—	5,607	—	(14,386)	—
Other non-operating expense	(28,589)	—	2,628	(10)	14,386	(11,585)
Income (loss) before income taxes	(18,824)	—	89,258	(10)	—	70,424
Income tax provision (benefit)	339	—	(2,771)	—	—	(2,432)
Equity in earnings of subsidiaries	92,295	—	—	—	(92,295)	—
Income (loss) from continuing operations	73,132	—	92,029	(10)	(92,295)	72,856
Discontinued operations, net of tax	—	—	276	—	—	276
Net income (loss)	$73,132	$—	$92,305	$(10)	$(92,295)	$73,132

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(70,041)	$—	$247,376	$41	$—	$177,376
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(115)	—	(243,315)	—	—	(243,430)
Proceeds from sale of asset	—	—	285	—	—	285
Purchase of intangible assets	—	—	(3,903)	—	—	(3,903)
Net cash flows used in investing activities	(115)	—	(246,933)	—	—	(247,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	601,400	—	—	—	—	601,400
Repayment of long-term debt	(503,100)	—	—	—	—	(503,100)
Proceeds from derivative contracts	1,323	—	—	—	—	1,323
Common unit issued in equity offerings	102,388	—	—	—	—	102,388
Issuance costs for equity offerings	(4,519)	—	—	—	—	(4,519)
Repurchase of common units	(1,858)	—	—	—	—	(1,858)
Distributions to members and affiliates	(125,911)	—	—	—	—	(125,911)
Net cash flows provided by financing activities	69,723	—	—	—	—	69,723
Net increase (decrease) in cash and cash equivalents	(433)	—	443	41	—	51
Cash and cash equivalents at beginning of year	1,670	1	(1,832)	186	—	25
Cash and cash equivalents at end of year	$1,237	$1	$(1,389)	$227	$—	$76

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(143,444)	$—	$288,888	$57	$—	$145,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,551)	—	(304,473)	—	—	(306,024)
Acquisitions, net of cash acquired	—	—	(230,640)	—	—	(230,640)
Proceeds from sale of asset	—	—	15,398	—	—	15,398
Purchase of intangible assets	—	—	(7,404)	—	—	(7,404)
Contributions to subsidiaries	(236,971)	—	—	—	236,971	—
Net cash flows used in investing activities	(238,522)	—	(527,119)	—	236,971	(528,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,043,750	—	—	—	—	1,043,750
Repayment of long-term debt	(916,750)	—	—	—	—	(916,750)
Proceed from senior notes	246,253	—	—	—	—	246,253
Payments of debt issuance cost	(7,132)	—	—	—	—	(7,132)
Proceeds from derivatives contracts	14,449	—	—	—	—	14,449
Common unit issued in equity offerings	96,173	—	—	—	—	96,173
Issuance costs for equity offerings	(4,518)	—	—	—	—	(4,518)
Exercise of warrants	31,804	—	—	—	—	31,804
Repurchase of common units	(2,501)	—	—	—	—	(2,501)
Distributions to members and affiliates	(119,211)	—	—	—	—	(119,211)
Contributions from parent	—	—	236,971	—	(236,971)	—
Net cash flows provided by financing activities	382,317	—	236,971	—	(236,971)	382,317
Net (decrease) increase in cash and cash equivalents	351	—	(1,260)	57	—	(852)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$1,670	$1	$(1,832)	$186	$—	$25

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(27,569)	$—	$145,283	$86	$—	$117,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(389)	—	(154,527)	—	—	(154,916)
Acquisitions, net of cash acquired	—	—	(220,326)	—	—	(220,326)
Proceeds from sale of asset	—	—	5,712	—	—	5,712
Purchase of intangible assets	—	—	(4,406)	—	—	(4,406)
Contribution to subsidiaries	(227,583)	—	—	—	227,583	—
Net cash flows used in investing activities	(227,972)	—	(373,547)	—	227,583	(373,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	964,279	—	—	—	—	964,279
Repayment of long-term debt	(1,012,779)	—	—	—	—	(1,012,779)
Proceed from senior notes	297,837	—	—	—	—	297,837
Payments of debt issuance cost	(17,466)	—	—	—	—	(17,466)
Proceeds from derivative contracts	6,267	—	—	—	—	6,267
Exercise of Warrants	89,745	—	—	—	—	89,745
Repurchase of common units	(1,401)	—	—	—	—	(1,401)
Distributions to members and affiliates	(74,512)	—	—	—	—	(74,512)
Contributions from parent	—	—	227,583	—	(227,583)	—
Net cash flows provided by financing activities	251,970	—	227,583	—	(227,583)	251,970
Net cash flows provided by discontinued operations	—	—	994	—	—	994
Net increase (decrease) in cash and cash equivalents	(3,571)	—	313	86	—	(3,172)
Cash and cash equivalents at beginning of year	4,890	1	(885)	43	—	4,049
Cash and cash equivalents at end of year	$1,319	$1	$(572)	$129	$—	$877

NOTE 22. SUBSEQUENT EVENTS

In February 2014, the Partnership entered into an amended credit agreement with its lender group which allowed for greater liquidity under the senior secured credit facility and for greater covenant flexibility for the first quarter of 2014. Specifically, the amendment provides for: (i) an increase in the Total Leverage Ratio and Senior Secured Leverage Ratio (as defined in the Credit Agreement) to 5.85x and 3.40x, respectively, for the quarter ended March 31, 2014; (ii) the exclusion of fees and expenses associated with the strategic review and disposition of the Partnership’s Midstream Business from the calculation of Consolidated EBITDA (as defined in the Credit Agreement); (iii) deferring the redetermination of the Upstream Borrowing Base until June 1, 2014; and (iv) the option for the Partnership, at its election, to expand the multiplier for the Midstream Borrowing Base from 3.75x to 4.00x.

On February 28, 2014, the Partnership announced that itself and Regency had received a request for additional information and documents from the Federal Trade Commission in connection with the proposed contribution of the Partnership's Midstream Business to Regency.

NOTE 23. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

Proved Reserves Summary

The following table illustrates the Partnership's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Cawley, Gillespie and Associates. Oil and natural gas liquids prices applied for 2013 are based on an average of the prior twelve months first-of-month spot prices of West Texas Intermediate ($96.94 per barrel) and are adjusted for quality, transportation fees, and regional price differentials. Likewise, natural gas prices applied for 2013 are based on an average of the prior twelve months first-of-month spot prices of Henry Hub natural gas ($3.66 per MMBtu) and are adjusted for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines.

As shown in the following reconciliation table, the Partnership recognized significant negative revisions to its estimates of proved natural gas reserves in 2013. These negative revisions were due in large part to the Partnership's decision to remove a number of undeveloped locations from its Five Year Development Plan. These undeveloped locations were expected to generate lower-than-acceptable economic performance given our current outlook for commodity prices, and/or were undeveloped locations on non-operated acreage for which we lacked reasonable certainty of development. These undeveloped locations were recategorized as probable reserves. We also recategorized some undeveloped locations as contingent resources because our revised production and cost forecasts indicated these locations were non-commercial under SEC guidelines at the time of determination.

	Proved Reserves
	Oil (MBbls)	Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved reserves, January 1, 2011	8,696	38,382	6,176
Extensions and discoveries	215	14,523	903
Purchase of minerals in place	3,830	198,826	4,815
Production	(1,118)	(12,636)	(805)
Revision of previous estimates	(101)	(5,073)	258
Proved reserves, December 31, 2011	11,522	234,022	11,347
Extensions and discoveries	1,405	31,524	2,136
Purchase of minerals in place	104	128	18
Production	(1,184)	(16,443)	(1,121)
Sales of mineral in place	—	(13,331)	—
Revision of previous estimates	1,137	(41,471)	486
Proved reserves, December 31, 2012	12,984	194,429	12,866
Extensions and discoveries	2,712	29,137	3,180
Production	(1,222)	(12,804)	(1,156)
Revision of previous estimates	(932)	(33,536)	(253)
Proved reserves, December 31, 2013	13,542	177,226	14,637

Proved Developed Reserves
Proved developed reserves, January 1, 2011	8,299	29,686	5,758
Proved developed reserves, December 31, 2011	10,271	165,269	9,307
Proved developed reserves, December 31, 2012	10,993	136,545	10,445
Proved developed reserves, December 31, 2013	10,153	126,950	10,766

Proved Undeveloped Reserves
Proved undeveloped reserves, January 1, 2011	397	8,696	418
Proved undeveloped reserves, December 31, 2011	1,251	68,753	2,040
Proved undeveloped reserves, December 31, 2012	1,991	57,884	2,421
Proved undeveloped reserves, December 31, 2013	3,389	50,276	3,871

The primary drivers behind the changes to our proved reserves for the years ended December 31, 2011, 2012 and 2013 are described in more detail below.

2011:

•	purchases of minerals in place were significant in 2011 and were almost entirely related to the Crow Creek Acquisition;

•	extensions and discoveries were related to drilling by us and other operators on our Crow Creek assets, primarily in the Cana Play and Golden Trend area in Oklahoma; and

•
revisions to previous estimates were relatively small and were primarily due to reductions caused by changes in condensate and NGL yields at our Big Escambia Creek field, and well performance at our Ward Estes and Ginger fields, partially offset by higher prices which extended the economic life and reserves of some wells.

2012:

•	Purchase of minerals in place were insignificant in 2012;

•	extensions and discoveries were primarily related to drilling by us and other operators in the Golden Trend area and the nearby SCOOP Play in Oklahoma;

•	sales of minerals in place were related to the sale of our Barnett Shale assets in December 2012; and

•	revisions to previous estimates were primarily the result of lower natural gas prices which reduced the economic life and reserves of many wells.

2013:

•	Purchases and sales of minerals in place did not occur in 2013;

•	extensions and discoveries were primarily related to drilling by us and other operators in the Golden Trend area and the nearby SCOOP Play in Oklahoma; and

•
revisions to previous estimates were primarily the result of updating our Five Year Development Plan to recategorize as probable reserves those undeveloped wells that we are not reasonably certain of drilling in five years due to their expected economic performance, or because they are operated by others and we do have assurance from the operators of their intent to develop them; and because we recategorized other proved undeveloped reserves as contingent resources due to revised performance expectations and other factors. All of these revisions were primarily in the Mid-Continent Region.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization at December 31, 2013, 2012 and 2011:

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
($ in thousands)
Proved properties	$1,156,896	$1,213,622	$1,050,872
Unproved properties—excluded from depletion	10,022	31,823	91,363
Gross oil and gas properties	1,166,918	1,245,445	1,142,235
Accumulated depreciation, depletion, amortization	(353,679)	(269,376)	(190,833)
Net oil and gas properties	$813,239	$976,069	$951,402

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
($ in thousands)
Property acquisition costs, proved	$—	$2,582	$465,088
Property acquisition costs, unproved	—	—	103,337
Development costs	124,032	135,692	90,418
Total costs	$124,032	$138,274	$658,843

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

The Partnership's hydrocarbon reserves in Alabama and East Texas contain hydrogen sulfide that must be removed from the natural gas stream before the hydrocarbons are sold. As part of the process to remove the hydrogen sulfide, the Partnership produces and sells elemental sulfur. The Partnership generated revenue from the sale of sulfur of $8.1 million, $14.0 million and $17.8 million in 2013, 2012 and 2011, respectively. The cost of removing the sulfur is included in the future production costs in the Standardized Measure table below. In prior years, the Partnership included the expected revenues from the sale of sulfur as part of the Standardized Measure computation. The Partnership changed that practice in 2013 and now includes only the sale of hydrocarbons in the computation. The Standardized Measure presented as of December 31, 2012 and 2011 in the following table has been adjusted to reflect this change in methodology. No reserve volumes have been booked for sulfur, and the impact of sulfur revenues on the economic limit of reserves in prior years is considered immaterial.

The Standardized Measure is as follows as of December 31, 2013, 2012 and 2011:

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
		(As Adjusted)	(As Adjusted)
($ in thousands)
Future cash inflows	$2,423,350	$2,279,735	$2,516,812
Future production costs	(737,468)	(767,004)	(845,530)
Future development costs	(318,778)	(354,690)	(315,019)
Future net cash flows before income taxes	1,367,104	1,158,041	1,356,263
Future income tax (expense) benefit	(1,212)	(1,086)	(1,831)
Future net cash flows before 10% discount	1,365,892	1,156,955	1,354,432
10% annual discount for estimated timing of cash flows	(715,386)	(621,826)	(711,846)
Total standardized measure of discounted future net cash flows	$650,506	$535,129	$642,586

The tables below present the Partnership’s previously-disclosed SMOG values, the revised values (which exclude sulfur revenues), and the differences between them for years ending December 31, 2012 and 2011.  The differences between the two sets of values are most pronounced in the future cash inflows and future production costs.  The change in future cash inflows is due to a shortening of the economic life of certain properties when sulfur revenues are excluded. The change in future production costs is the result of the exclusion of sulfur revenues, which were historically shown as an offset to the cost to transport and market the sulfur.  In some prior years, the cost to transport and market the sulfur exceeded the total sulfur revenues, resulting in a net cost. In other prior years, sulfur revenues exceeded the cost to transport and market the sulfur, resulting in net positive cash flows. In order to maintain consistency across periods and to show only hydrocarbon revenues as as future cash inflows, the Partnership reported the net impact from the sale of sulfur in all periods within future production costs.

The following summarizes the revisions to the Standardized Measure for fiscal years 2012 and 2011:

	As of December 31, 2012
	As Reported	Revisions	As Adjusted
($ in thousands)
Future cash inflows	$2,315,266	$(35,531)	$2,279,735
Future production costs	(669,896)	(97,108)	(767,004)
Future development costs	(359,154)	4,464	(354,690)
Future net cash flows before income taxes	1,286,216	(128,175)	1,158,041
Future income tax (expense) benefit	(1,321)	235	(1,086)
Future net cash flows before 10% discount	1,284,895	(127,940)	1,156,955
10% annual discount for estimated timing of cash flows	(680,855)	59,029	(621,826)
Total standardized measure of discounted future net cash flows	$604,040	$(68,911)	$535,129

	As of December 31, 2011
	As Reported	Revisions	As Adjusted
($ in thousands)
Future cash inflows	$2,562,650	$(45,838)	$2,516,812
Future production costs	(742,749)	(102,781)	(845,530)
Future development costs	(317,405)	2,386	(315,019)
Future net cash flows before income taxes	1,502,496	(146,233)	1,356,263
Future income tax (expense) benefit	(2,379)	548	(1,831)
Future net cash flows before 10% discount	1,500,117	(145,685)	1,354,432
10% annual discount for estimated timing of cash flows	(778,520)	66,674	(711,846)
Total standardized measure of discounted future net cash flows	$721,597	$(79,011)	$642,586

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Partnership's proved oil and natural gas reserves for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
		(As Adjusted)	(As Adjusted)
($ in thousands)
Beginning of year	$535,129	$642,586	$284,687
Sale of oil and gas produced, net of production costs	(150,457)	(132,451)	(138,860)
Net changes in prices and production costs	2,720	(78,247)	143,023
Extensions, discoveries and improved recovery, less related costs	136,464	66,460	40,832
Previously estimated development costs incurred during the period	21,470	53,111	90,418
Net changes in future development costs	107,951	36,914	(119,121)
Revisions of previous quantity estimates	(103,351)	(76,434)	(34,497)
Purchases of property	—	2,811	324,652
Sales of property	—	(5,063)	—
Accretion of discount	49,233	60,734	26,225
Net changes in income taxes	(36)	317	(519)
Other	51,383	(35,609)	25,746
End of year	$650,506	$535,129	$642,586

The following summarizes the revisions to the changes in the Standardized Measure for fiscal years 2012 and 2011.

	Year Ended December 31, 2012
	As Reported	Revisions	As Adjusted
($ in thousands)
Beginning of year	$721,597	$(79,011)	$642,586
Sale of oil and gas produced, net of production costs	(132,451)	—	(132,451)
Net changes in prices and production costs	(76,759)	(1,488)	(78,247)
Extensions, discoveries and improved recovery, less related costs	66,460	—	66,460
Previously estimated development costs incurred during the period	53,111	—	53,111
Net changes in future development costs	36,503	411	36,914
Revisions of previous quantity estimates	(85,176)	8,742	(76,434)
Purchases of property	2,811	—	2,811
Sales of property	(5,063)	—	(5,063)
Accretion of discount	67,956	(7,222)	60,734
Net changes in income taxes	564	(247)	317
Other	(45,513)	9,904	(35,609)
End of year	$604,040	$(68,911)	$535,129

	Year Ended December 31, 2011
	As Reported	Revisions	As Adjusted
($ in thousands)
Beginning of year	$333,993	$(49,306)	$284,687
Sale of oil and gas produced, net of production costs	(138,860)	—	(138,860)
Net changes in prices and production costs	170,917	(27,894)	143,023
Extensions, discoveries and improved recovery, less related costs	40,832	—	40,832
Previously estimated development costs incurred during the period	90,418	—	90,418
Net changes in future development costs	(117,783)	(1,338)	(119,121)
Revisions of previous quantity estimates	(26,447)	(8,050)	(34,497)
Purchases of property	324,652	—	324,652
Accretion of discount	30,728	(4,503)	26,225
Net changes in income taxes	(621)	102	(519)
Other	13,768	11,978	25,746
End of year	$721,597	$(79,011)	$642,586

Results of Operations

The following are the results of operations for the Partnership's oil and natural gas producing activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
($ in thousands)
Revenues:
Sales to third parties	$146,210	$135,842	$138,383
Intercompany sales	47,048	53,343	48,203
Total revenues	193,258	189,185	186,586
Costs and expenses:
Production costs	54,354	56,734	47,726
General and administrative	11,419	12,162	11,124
Depreciation, depletion, and amortization	87,456	88,777	65,531
Impairment and other	214,286	45,289	11,728
Total costs and expenses	367,515	202,962	136,109
Total result of operations	$(174,257)	$(13,777)	$50,477

* * * *

Index to Exhibits

Exhibit Number	Description

2.1
Contribution Agreement dated as of December 23, 2013, by and among Eagle Rock Energy Partners, L.P., Regency Energy Partners LP and Regal Midstream LLC (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 26, 2013)

2.2
Purchase and Sale Agreement by and between BP America Production Company and Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 1.1 of the registrant's Current Report on Form 8-K filed on August 10, 2012)

2.3
Membership Interest Contribution Agreement, by and among (i) CC Energy II L.L.C., Crow Creek Energy II L.L.C. and Crow Creek Operating Company II L.L.C., (ii) Natural Gas Partners VIII, L.P. and the other contributors party thereto and (iii) Eagle Rock Energy Partners, L.P., dated as of April 12, 2011 (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on From 8-K filed on April 13, 2011)

3.1
Third Amended and Restated Limited Liability Company Agreement of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K filed with the Commission on July 30, 2010)

3.2
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed with the Commission on July 30, 2010)

3.3
Second Amended and Restated Agreement of Limited Partnership of Eagle Rock Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with the Commission on May 25, 2010)

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

4.1
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the registrant's Form S-4 filed with the Commission on November 20, 2012)

4.2
First Supplemental Indenture dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2011)

4.3
Indenture dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.4
Registration Rights Agreement dated as of July 13, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

4.5
Registration Rights Agreement dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.6
Registration Rights Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

4.7
Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P.) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 25, 2010)

10.1
Third Amendment to the Amended and Restated Credit Agreement, effective as of February 26, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 27, 2014)

10.2
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 23, 2013)

10.3
First Amendment to Amended and Restated Credit Agreement by and between Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated December 28, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K filed on December 31, 2012).

10.4
Amended and Restated Credit Agreement, dated as of June 22, 2011, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and BNP Paribas, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 23, 2011)

10.5
Purchase Agreement dated as of July 10, 2012 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on July 13, 2012)

10.6
Purchase Agreement dated as of May 24, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

Exhibit Number	Description

10.7**
Administrative Services Agreement, dated as of July 30, 2010, between Eagle Rock Energy Partners, L.P. and Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 30, 2010)

10.8**
Voting Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.9
Contribution Agreement, dated May 24, 2010, by and among the Partnership, Eagle Rock Holdings, L.P. and Eagle Rock Energy GP, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 25, 2010)

10.10†
Raw Product Purchase and Sale Agreement, by and between Phillips 66 Company and Eagle Rock Field Services, L.P., dated December 23, 2013, (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on February 28, 2014)

10.11
Second Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013(incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.12
First Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.13†
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 2, 2012)

10.14†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services, L.P. (successor to ONEOK Texas Field Services, L.P.) dated April 6, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 12, 2012)

10.15†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P, and Eagle Rock Field Services, L.P. (incorporated by reference to Exhibit 10.1 of the registrants Current Report on Form 8-K filed with the Commission on August 23, 2011)

10.16†
Amendment to Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and Eagle Rock Field Services L.P. (successor to ONEOK Texas Field Services, L.P.) dated December 3, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 9, 2010)

10.17†
Natural Gas Liquids Exchange Agreement by and between ONEOK Hydrocarbon, L.P. and ONEOK Texas Field Services, L.P. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.5 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.18
Gas Sales and Purchase Agreement between MC Panhandle, Inc. (Chesapeake Energy Marketing Inc.) and MidCon Gas Services Corp. (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.6 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.19†
Amendment to Brookeland Gas Facilities Gas Gathering and Processing Agreement by and between Anadarko E&P Company LP and Eagle Rock Operating, L.P. (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2012)

10.20
Brookeland Gas Facilities Gas Gathering and Processing Agreement between Union Pacific Resources Company (Anadarko E&P Company LP) and Sonat Exploration Company (Eagle Rock Field Services, L.P.) (incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.21
Gas Purchase Contract between Warren Petroleum Company (Eagle Rock Field Services, L.P.) and Wallace Oil & Gas, Inc. (Cimarex Energy Co.) (incorporated by reference to Exhibit 10.10 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.22
Base Contract for Sale and Purchase of Natural Gas between Eagle Rock Field Services, L.P. and Odyssey Energy Services, LLC (incorporated by reference to Exhibit 10.13 of the registrant's registration statement on Form S-1 (File No. 333-134750))

10.23**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.24**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.25**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.26**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Joseph Schimelpfening dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.27**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.28**	Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert Hallett dated May 1, 2012

10.29**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.30**
Form of Supplemental Indemnification Agreement among Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on December 30, 2009)

10.31**	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

Exhibit Number	Description

10.32**	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

10.33**
Amended and Restated Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan dated September 17, 2010 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on September 17, 2010)

10.34**
Form of Restricted Unit Agreement for Non-Employee Directors Under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on July 30, 2010)

10.35**
Form of Restricted Unit Agreement for Officers under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 30, 2009)

10.36**†	Eagle Rock Energy G&P, LLC 2014 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 28, 2014)

10.37**†	Eagle Rock Energy G&P, LLC 2013 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 11, 2013)

10.38**†	Eagle Rock Energy G&P, LLC 2012 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 10, 2012)

10.39**
Amendments to certain company performance goals under the Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

10.40**†	Eagle Rock Energy G&P, LLC 2011 Short Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 14, 2011)

10.41**†
Eagle Rock Energy G&P, LLC 2010 Short Term Incentive Bonus Plan approved and adopted on December 30, 2009 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed with the Commission on December 30, 2009)

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers posted on the Company’s website at www.eaglerockenergy.com.

21.1*	List of Subsidiaries of Eagle Rock Energy Partners, L.P.

23.1*	Consent of KPMG LLP

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Periodic Financial Reports by Jeffrey P. Wood in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.