Form 10-Q
period 2014-06-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2014-08-04
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014
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

The issuer had 159,865,760 common units outstanding as of July 28, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$741	$76
Accounts receivable (a)	34,785	17,250
Risk management assets	18	5,559
Prepayments and other current assets	13,316	6,123
Assets held for sale	1,211,230	1,259,382
Total current assets	1,260,090	1,288,390
PROPERTY, PLANT AND EQUIPMENT — Net	859,895	824,451
INTANGIBLE ASSETS — Net	3,170	3,268
DEFERRED TAX ASSET	2,224	1,438
RISK MANAGEMENT ASSETS	66	3,871
OTHER ASSETS	5,320	6,132
TOTAL	$2,130,765	$2,127,550

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,460	$50,158
Accrued liabilities	11,075	23,162
Taxes payable	—	149
Risk management liabilities	14,467	8,360
Current portion of long-term debt	439,000	—
Liabilities held for sale	626,732	637,738
Total current liabilities	1,163,734	719,567
LONG-TERM DEBT	380,712	757,480
ASSET RETIREMENT OBLIGATIONS	47,241	37,306
DEFERRED TAX LIABILITY	33,566	34,097
RISK MANAGEMENT LIABILITIES	8,011	2,826
OTHER LONG TERM LIABILITIES	4,499	2,395
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY (b)	493,002	573,879
TOTAL	$2,130,765	$2,127,550
________________________

(a)	Net of allowance for bad debt of $902 as of June 30, 2014 and $931 as of December 31, 2013.

(b)
157,354,239 and 156,644,153 common units were issued and outstanding as of June 30, 2014 and December 31, 2013, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 2,510,221 and 2,743,807 as of June 30, 2014 and December 31, 2013, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur	$51,967	$49,252	$107,051	$96,057
Commodity risk management losses, net	(18,081)	17,338	(28,114)	10,502
Other revenue	158	76	310	573
Total revenue	34,044	66,666	79,247	107,132
COSTS AND EXPENSES:
Operations and maintenance	10,907	9,579	22,405	21,279
Taxes other than income	3,596	3,583	7,387	5,999
General and administrative	12,005	13,341	25,295	26,651
Impairment	—	1,839	—	1,839
Depreciation, depletion and amortization	20,299	22,060	40,705	43,356
Total costs and expenses	46,807	50,402	95,792	99,124
OPERATING (LOSS) INCOME	(12,763)	16,264	(16,545)	8,008
OTHER INCOME (EXPENSE):
Interest expense, net	(4,948)	(4,499)	(9,702)	(9,564)
Interest rate risk management losses, net	(571)	(151)	(861)	(307)
Other income (expense), net	2	(27)	3	(35)
Total other expense	(5,517)	(4,677)	(10,560)	(9,906)
(LOSS) INCOME BEFORE INCOME TAXES	(18,280)	11,587	(27,105)	(1,898)
INCOME TAX BENEFIT	(885)	(544)	(1,750)	(2,105)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,395)	12,131	(25,355)	207
DISCONTINUED OPERATIONS, NET OF TAX	(25,646)	3,901	(36,249)	(17,689)
NET (LOSS) INCOME	$(43,041)	$16,032	$(61,604)	(17,482)

NET (LOSS) INCOME PER COMMON UNIT—BASIC AND DILUTED:
Income from Continuing Operations
Common units - Basic	$(0.11)	$0.07	$(0.16)	$(0.01)
Common units - Diluted	$(0.11)	$0.07	$(0.16)	$(0.01)
Discontinued Operations
Common units - Basic	$(0.16)	$0.03	$(0.23)	$(0.12)
Common units - Diluted	$(0.16)	$0.03	$(0.23)	$(0.12)
Net (Loss) Income
Common units - Basic and diluted	$(0.27)	$0.10	$(0.39)	$(0.13)
Common units - Diluted	$(0.27)	$0.10	$(0.39)	$(0.13)
Weighted Average Units Outstanding
Common units - Basic and diluted	156,955	155,269	156,802	150,860
Common units - Diluted	156,955	156,710	156,802	150,860
 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
($ in thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — December 31, 2013	156,644,153	$573,879	$573,879
Net loss	—	(61,604)	(61,604)
Distributions	—	(23,801)	(23,801)
Vesting of restricted units	963,392	—	—
Repurchase of common units	(253,306)	(1,084)	(1,084)
Equity based compensation	—	5,612	5,612
BALANCE — June 30, 2014	157,354,239	$493,002	$493,002

 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,604)	$(17,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	36,249	17,689
Depreciation, depletion and amortization	40,705	43,356
Impairment	—	1,839
Amortization of debt issuance costs	1,269	966
Loss from risk management activities, net	28,975	(10,195)
Derivative settlements	(5,314)	5,024
Equity-based compensation	4,042	4,705
Other	(139)	818
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(17,535)	8,671
Prepayments and other current assets	(7,193)	(2,460)
Accounts payable	7,704	2,817
Accrued liabilities	(496)	1,005
Other assets	(15)	1,110
Other current liabilities	(974)	(779)
Net cash provided by operating activities	25,674	57,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(63,789)	(83,395)
Net cash used in investing activities	(63,789)	(83,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	315,150	316,700
Repayment of long-term debt	(252,950)	(312,200)
Payment of debt issuance costs	(410)	—
Proceeds from derivative contracts	(3,425)	877
Common unit issued in equity offerings	—	102,388
Issuance costs for equity offerings	—	(4,181)
Repurchase of common units	(1,084)	(1,000)
Distributions to members and affiliates	(23,801)	(67,117)
Net cash provided by financing activities	33,480	35,467
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	29,580	47,990
Investing activities	(24,280)	(57,076)
Net cash provided by (used in) discontinued operations	5,300	(9,086)
NET INCREASE IN CASH AND CASH EQUIVALENTS	665	70
CASH AND CASH EQUIVALENTS—Beginning of period	76	25
CASH AND CASH EQUIVALENTS—End of period	$741	$95

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in property, plant and equipment, not paid	$22,304	$14,869
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$35,020	$29,633
Cash paid for taxes	$—	$59
See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business—Eagle Rock Energy Partners, L.P. ("Eagle Rock Energy" or the "Partnership") is a growth-oriented master limited partnership engaged, as of July 1, 2014, in (a) the exploitation, development, and production of oil and natural gas properties and (b) ancillary gathering, compressing, treating, processing and marketing services with respect to its production of natural gas, natural gas liquids, condensate and crude oil (collectively, the "Upstream Business"). The Partnership's upstream assets, located primarily in South Alabama (where it also operates the associated gathering and processing assets), Texas, Oklahoma, Mississippi and Arkansas, are characterized by long-lived, high-working interest properties with extensive production histories and development opportunities.
On July 1, 2014, the Partnership contributed its business of gathering, compressing, treating, processing, transporting, marketing and trading natural gas, fractionating, transporting and marketing natural gas liquids ("NGLs") and crude oil and condensate logistics and marketing (collectively, the “Midstream Business”) to Regency Energy Partners LP ("Regency") (such contribution, the "Midstream Business Contribution"). The consideration received by the Partnership for the Midstream Business Contribution included: (i) $576.2 million of cash; (ii)8,245,859 Regency common units (valued at approximately$265 million based on the closing price of Regency common units on June 30, 2014) and (iii) the exchange of $498.9 million face amount of the Partnership's outstanding unsecured senior notes ("Senior Notes") for an equivalent amount of Regency unsecured senior notes. $51.1 million of the Partnership's Senior Notes did not exchange and remain outstanding. However, the Partnership, having secured a sufficient number of consents as part of the exchange offer, amended the indenture governing its Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default pertaining to its Senior Notes.
Accordingly, upon satisfaction of the significant closing conditions of the Midstream Business Contribution, the assets, liabilities and operation of the Midstream Business were classified as held-for-sale and discontinued in the condensed consolidated financial statements. Prior periods have been retrospectively adjusted to reflect assets and liabilities held-for-sale and operations as discontinued (see Note 16) in the financial statements included in this report. As a result of this transaction, the Partnership now will only report as one segment.
The general partner of Eagle Rock Energy is Eagle Rock Energy GP, L.P., and the general partner of Eagle Rock Energy GP, L.P. is Eagle Rock Energy G&P, LLC, both of which are wholly-owned subsidiaries of the Partnership.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

As of June 30, 2014, the Partnership owned non-operating undivided interests in certain gas processing plants and gas gathering systems. The Partnership owned these interests as tenants-in-common with the majority owner-operator of the facilities. Accordingly, the Partnership includes its pro-rata share of assets, liabilities, revenues and expenses related to these assets in its financial statements. The assets and liabilities related to these undivided interests have been classified as assets and liabilities held-for-sale within the unaudited condensed consolidated balance sheet, while the operations related to these interests have been classified as discontinued within the unaudited condensed consolidated statement of operations (see Note 16).

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

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At June 30, 2014 and December 31, 2013, the Partnership had $0.3 million and $1.0 million, respectively, of crude oil finished goods inventory, which is recorded as part of assets held for sale within the unaudited condensed consolidated balance sheet.

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

Revenue Recognition—Revenues associated with sales of natural gas, NGLs, crude oil, condensate and sulfur are recognized when title passes to the customer, which is when the risk of ownership passes to the customer and physical delivery occurs.

Revenues for the Partnership's Midstream Business include the sale of natural gas, NGLs, crude oil, condensate, sulfur and helium and from the compression, gathering, processing, treating and transportation of natural gas. Revenues associated with transportation and processing fees are recognized in the period when the services are provided. These revenues have been classified as discontinued operations within the unaudited condensed consolidated statements of operations.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Natural gas revenues produced from the Partnership's natural gas interests are based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Material imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  The Partnership had long-term imbalance payables totaling $0.3 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the unaudited condensed consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of June 30, 2014, the Partnership had imbalance receivables totaling $2.3 million and imbalance payables totaling $1.9 million. As of December 31, 2013, the Partnership had imbalance receivables totaling $0.7 million and imbalance payables totaling $1.6 million. Imbalance receivables and imbalance payables have been classified as assets and liabilities held for sale, respectively, within the unaudited condensed consolidated balance sheet. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold, and have been classified as discontinued operations within the unaudited condensed consolidated statements of operations.

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

On April 10, 2014, the FASB issued new guidance which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new guidance is effective prospectively for all disposals (except disposals classified as

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Partnership decided to early adopt this guidance in relation to its transaction to contribute its Midstream Business to Regency (see Notes 1 and 16).

On May 28, 2014, the FASB issued new guidance related to revenue from contracts with customers. This new guidance outlines a single comprehensive model for entities to use and supersedes most current revenue recognition guidance, including industry-specific guidance. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application of the guidance is not permitted. The Partnership is currently evaluating the potential impact, if any, of the adoption of this new guidance on its financial statements.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Equipment and machinery	$101	$101
Vehicles and transportation equipment	212	212
Office equipment, furniture, and fixtures	3,019	1,391
Computer equipment	13,538	12,247
Proved properties	1,233,079	1,156,895
Unproved properties	9,209	10,022
Construction in progress	2,174	6,636
	1,261,332	1,187,504
Less: accumulated depreciation, depletion and amortization	(401,437)	(363,053)
Net property, plant and equipment	$859,895	$824,451

Amounts in the table above do not include the property, plant and equipment related to the Partnership's Midstream Business, as these amounts have been classified as assets held for sale within the unaudited condensed consolidated balance sheet (see Note 16).

The following table sets forth the total depreciation, depletion, capitalized interest costs and impairment expense by type of asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Depreciation	$889	$612	$1,586	$1,003
Depletion	$19,334	$21,399	$39,006	$42,270

Impairment expense:
Proved properties (a)	$—	$1,839	$—	$1,839
________________________________

(a)
During the three and six months ended June 30, 2013, the Partnership incurred impairment charges in its Upstream Business related to certain proved property primarily in the Permian region due to lower commodity prices and continued high operating costs.

The table above does not include amounts related to the Partnership's Midstream Business as these amounts have been classified as part of discontinued operations within the unaudited condensed consolidated statement of operations (see Note 16).

NOTE 5. ASSET RETIREMENT OBLIGATIONS

The Partnership recognizes asset retirement obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. The Partnership records the fair value of a liability for

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2014	2013
	($ in thousands)
Asset retirement obligations—January 1 (a)	$48,564	$38,991
Additional liabilities	21	919
Liabilities settled	(826)	(730)
Revision to liabilities	(105)	6,624
Accretion expense	1,620	1,401
Asset retirement obligations—June 30 (a)	$49,274	$47,205

_____________________________________

(a)	As of June 30, 2014 and December 31, 2013, $2.0 million and $11.3 million, respectively, were included within accrued liabilities in the unaudited condensed consolidated balance sheets.

Amounts in the table above do not include the balances or the activity related to asset retirement obligations related to the Partnership's Midstream Business as these amount have been classified as liabilities held for sale within the unaudited condensed consolidated balance sheet and discontinued operations within the unaudited condensed consolidated statement of operations (see Note 16).

During the six months ended June 30, 2014 and 2013, the Partnership made decrease revisions of $0.1 million and increase of $6.6 million, respectively, to certain asset retirement obligations due to changes in the estimated costs to remediate.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements, which the Partnership amortizes over the estimated useful life of 20 years.

Intangible assets consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Rights-of-way and easements—at cost	$3,920	$3,920
Less: accumulated amortization	(750)	(652)
Net intangible assets	$3,170	$3,268

Amounts in the table above do not include the intangible assets related to the Partnership's Midstream Business, as these amounts have been classified as assets held for sale within the unaudited condensed consolidated balance sheet (see Note 16).

The following table sets forth amortization expense by type of intangible asset within the Partnership's unaudited condensed consolidated statements of operations:

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Amortization	$49	$49	$98	$98

The table above does not include amounts related to the Partnership's Midstream Business as these amounts have been classified as part of discontinued operations within the unaudited condensed consolidated statement of operations (see Note 16).

Estimated future amortization expense related to the intangible assets at June 30, 2014, is as follows (in thousands):

Year ending December 31,
2014	$98
2015	$196
2016	$196
2017	$196
2018	$196
Thereafter	$2,288

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Revolving credit facility:	$769,000	$706,800
Senior notes:
8.375% Senior Notes due 2019	51,120	51,120
Unamortized bond discount	(408)	(440)
Total Senior Notes	50,712	50,680
Total debt	819,712	757,480
Less: current maturities (1)	439,000	—
Total long-term debt	$380,712	$757,480
_____________________________

1)
Per the Credit Agreement (as defined below), as a result of the contribution of the Midstream Business, the Partnership is required to pay down outstanding debt to the amount of the upstream portion of the borrowing base. As of June 30, 2014 and December 31, 2013, the Partnership has classified as current the difference between the amount outstanding under its credit facility and the upstream portion of the borrowing base.

Amounts in the table above do not include the portion of the unsecured senior notes that were exchanged for Regency unsecured senior notes upon the completion of the Midstream Business Contribution on July 1, 2014 (see Note 1). These notes have been classified as part of liabilities held for sale within the unaudited condensed consolidated balance sheet.
The Partnership currently pays an annual fee of 0.50% on the unused commitment under the Credit Agreement. As of June 30, 2014, the Partnership had approximately $4.4 million of outstanding letters of credit and approximately $45.8 million of availability under the Credit Agreement, based on its commitments of $819 million and before considering covenant limitations, prior to the paydown on July 1, 2014, as described above. The Credit Agreement matures on June 22, 2016.
On July 1, 2014, the Partnership used the cash received from Regency for the Midstream Business Contribution (see Note 1) to paydown $570.4 million outstanding under our revolving credit facility (the "Credit Agreement"). Thus, as of July 1, 2014, the amount outstanding under the Credit Agreement was $198.6 million.
On February 26, 2014, the Partnership and its lender group amended the Credit Agreement to allow for greater liquidity under the Credit Agreement and for greater covenant flexibility for the first quarter of 2014. Specifically, the amendment provided for: (i) an increase in the Total Leverage Ratio and Senior Secured Leverage Ratio (as defined in the

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreement) for the quarter ended March 31, 2014; (ii) the exclusion of fees and expenses associated with the strategic review and disposition of the Partnership’s Midstream Business from the calculation of Consolidated EBITDA (as defined in the Credit Agreement); (iii) deferring the redetermination of the Upstream Borrowing Base (as defined in the Credit Agreement) until June 1, 2014; and (iv) the option for the Partnership, at its election, to expand the multiplier for the Midstream Borrowing Base (as defined in the Credit Agreement) from 3.75x to 4.00x. The Partnership exercised this option to expand the multiplier for the Midstream Borrowing Base on March 31, 2014.
On May 28, 2014 the Partnership and its lender group further amended the Credit Agreement to allow for greater liquidity and certain covenant relief through the second quarter of 2014. The amendment, among other items, provided for an increase in the midstream component of the Credit Agreement's total borrowing base and provided for an increase in the Total Leverage Ratio and Senior Secured Leverage Ratio (as defined in the Credit Agreement) for the quarter ended June 30, 2014. The amendment also provided that (i) effective June 1, 2014, the upstream component of the borrowing base of the Credit Agreement will decrease from $380 million to $330 million as part of the Partnership's regular semi-annual redetermination by its commercial lenders, (ii) the next borrowing base redetermination will be September 1, 2014, and (iii) that such reduction would automatically reduce aggregate commitments of the lenders under the Credit Agreement, with further automatic reductions in such aggregate commitments in amounts equal to, and upon, any future reductions in the borrowing base.
The following table presents the debt covenant levels specified in the Credit Agreement as of June 30, 2014:

Quarter Ended	Total Leverage Ratio (a)	Senior Secured Leverage Ratio (a)	Interest Coverage Ratio (b)	Current Ratio (b)
June 30, 2014	5.85	3.40	2.50	1.0
September 30, 2014	4.75	2.95	2.50	1.0
Thereafter	4.50	N/A	2.50	1.0
_____________________

(a)	Amount represents the maximum ratio for the period presented.

(b)	Amount represents the minimum ratio for the period presented.

The following table presents the Partnership's actual covenant ratios as of June 30, 2014:

Interest coverage ratio	2.9
Total leverage ratio	5.77
Senior secured leverage ratio	3.37
Current ratio	1.0

The calculation of the ratios above includes the amounts classified in the unaudited condensed consolidated financial statements as held for sale and as discontinued operations.
As of June 30, 2014, the Partnership was in compliance with the financial covenants under the revolving credit facility.
In part due to the completion of the Midstream Business Contribution on July 1, 2014 (see Note 1), the Partnership expects to remain in compliance with its financial covenants under the Credit Agreement throughout June 2015.
NOTE 8. MEMBERS’ EQUITY

At June 30, 2014 and December 31, 2013, there were 157,354,239 and 156,644,153 unrestricted common units outstanding, respectively. In addition, there were 2,510,221 and 2,743,807 unvested restricted common units outstanding at June 30, 2014 and December 31, 2013, respectively.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. During the six months ended June 30, 2014, no units were issued under this program.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the distributions paid or payable and declared for the six months ended June 30, 2014.

Quarter Ended	Distribution per Common Unit	Record Date*	Payment Date
December 31, 2013+*	$0.1500	February 7, 2014	February 14, 2014
March 31, 2014**	$—	N/A	N/A
June 30, 2014**	$—	N/A	N/A
_____________________________

+	The distribution excludes certain restricted unit grants.

*	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

**	No distribution was declared or paid for this period.

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and certain affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Affiliates of Natural Gas Partners:	($ in thousands)
Natural gas purchases from affiliates	$949	$419	$2,091	$542

	June 30, 2014	December 31, 2013
Affiliates of Natural Gas Partners:	($ in thousands)
Payable (related to natural gas purchases)	$51	$18

The transactions above are all related to the Partnership's Midstream Business and have been classified as part of discontinued operations within the unaudited condensed consolidated statement of operations and liabilities held for sale within the unaudited condensed consolidated balance sheet (see Note 16).

NOTE 10. RISK MANAGEMENT ACTIVITIES

Interest Rate Swap Derivative Instruments

To reduce interest expense variability, the Partnership has entered into interest rate swaps that effectively convert LIBOR-based variable-rate payments to fixed-rate payments. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense.

For accounting purposes, the Partnership has not designated any of its interest rate derivative instruments as hedges; instead it marks these derivative contracts to fair value (see Note 11).  Changes in fair values of the interest rate derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within other income (expense).

The following table sets forth certain information regarding the Partnership's interest rate swaps as of June 30, 2014:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
6/22/2011	6/22/2015	$250,000,000	2.950%

Commodity Derivative Instruments

The prices of crude oil, natural gas and NGLs are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors which are beyond the Partnership's control.  These risks can cause

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

significant changes in the Partnership's cash flows and affect its ability to achieve its distribution objectives and comply with the covenants of its Credit Agreement.  In order to manage the risks associated with changes in the future prices of crude oil, natural gas and NGLs on its forecasted equity production, the Partnership engages in risk management activities that take the form of commodity derivative instruments.  Historically, the Partnership has hedged a substantial portion of its expected production in an attempt to meaningfully reduce its future cash flow volatility.  The Partnership generally limits its hedging levels to less than its total expected future production. While hedging at this level of production does not attempt to eliminate all of the volatility in the Partnership's cash flows, it allows the Partnership to mitigate the risk of situations where a modest loss of production would not put it in an over-hedged position.  At times, the Partnership's strategy may involve entering into hedges with strike prices above current future prices or resetting existing hedges to higher price levels in order to meet its cash flow objectives or to stay in compliance with the covenants under its Credit Agreement.  In addition, the Partnership may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges.  Expected future production for its Upstream Business is derived from the proved reserves estimates, adjusted for certain expenses and revenue deductions that are a function of volume and price. The Partnership applies the appropriate contract terms to these projections to determine its expected future equity share of the commodities.

The Partnership uses fixed-price swaps, costless collars and put options to achieve its hedging objectives. Historically, the Partnership has hedged its expected future commodity volumes either with derivatives of the same commodity ("direct hedges") or with derivatives of another commodity which the Partnership expects will correlate well with the underlying commodity ("proxy hedges").  For example, the Partnership has often hedged the changes in future NGL prices using crude oil hedges because NGL prices historically had been highly correlated to crude oil prices and hedging NGLs directly was less attractive due to the relative illiquidity in the NGL forward market.  Likewise, the Partnership has used natural gas hedges to hedge a portion of its expected future ethane production because forward prices for ethane are more often heavily discounted from its current prices than natural gas, ethane prices have been correlated to natural gas prices in the past, and natural gas prices provide support for ethane prices because in many processing plants ethane can be recombined with the residue gas stream and sold as natural gas.  When the Partnership uses proxy hedges, it converts the expected volumes of the underlying commodity to equivalent volumes of the hedged commodity.  In the case of NGLs hedged with crude oil derivatives, these conversions are based on the historical relationship of the prices of the two commodities and management's judgment regarding future price relationships of the commodities.  In the case where ethane is hedged with natural gas derivatives, the conversion is based on the thermal content of ethane. In recent quarters, the correlation of price changes in crude oil and NGLs has weakened relative to longer-term averages as NGL prices have fallen while crude index prices have risen which has reduced the effectiveness of some of our hedges in reducing the impact of price fluctuations. At this time, our practice is to no add new proxy hedges to our portfolio and to seek opportunities to convert our existing ones to direct product hedges.

For accounting purposes, the Partnership has not designated any of its commodity derivative instruments as hedges; instead it marks these derivative contracts to fair value (see Note 11).  Changes in fair values of the commodity derivative instruments are recorded as an adjustment to the mark-to-market gains (losses) on risk management transactions within revenue.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Partnership exposes itself to counterparty credit risk. Historically, the Partnership's counterparties have all been participants or affiliates of participants within its Credit Agreement, which is secured by substantially all of the assets of the Partnership. Therefore, the Partnership is not currently required to post any collateral, nor does it require collateral from its counterparties. The Partnership minimizes the credit risk in derivative instruments by limiting exposure to any single counterparty and monitoring the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's derivative contracts for certain counterparties are subject to counterparty netting agreements governing such derivatives, and when possible, the Partnership nets the open positions of each counterparty. See Note 11 for the impact to the Partnership's unaudited condensed consolidated balance sheets of the netting of these derivative contracts.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information regarding the Partnership's commodity derivatives. Within each table, some trades of the same commodities with the same tenors have been aggregated and shown as weighted averages.

Commodity derivatives, as of June 30, 2014, that will mature during the years ended December 31, 2014, 2015 and 2016:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2014
Natural Gas	Swap (Pay Floating/Receive Fixed)	5,880,000	$4.51
Crude Oil	Swap (Pay Floating/Receive Fixed)	624,000	$96.14
Crude Oil	Swap (Pay Fixed/Receive Floating)	99,570	$92.53
Propane	Swap (Pay Floating/Receive Fixed)	4,788,000	$1.06
IsoButane	Swap (Pay Floating/Receive Fixed)	1,134,000	$1.31
Normal Butane	Swap (Pay Floating/Receive Fixed)	2,066,400	$1.30
Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	10,800,000	$4.07
Crude Oil	Costless Collar	480,000	$90.00	$97.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	630,000	$89.78
Contracts Maturing in 2016
Natural Gas	Swap (Pay Floating/Receive Fixed)	9,480,000	$4.25
Crude Oil	Swap (Pay Floating/Receive Fixed)	936,000	$84.66
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

The table above does not include derivative contracts that have been classified as assets or liabilities held for sale within the unaudited condensed consolidated balance sheet (see Note 16).

Commodity Derivative Instruments - Marketing & Trading

Prior to the consummation of the Midstream Business Contribution, the Partnership's Midstream Business conducted natural gas marketing and trading activities intended to capitalize on favorable price differentials between various receipt and delivery locations. This business was contributed to Regency as part of the Midstream Business Contribution completed on July 1, 2014.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Interest Rate and Commodity Derivatives

The following tables set forth the fair values of interest rate and commodity derivative instruments not designated as hedging instruments and their location within the unaudited condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(6,531)
Commodity derivatives - assets	Current assets	18	Current liabilities	3,238
Commodity derivatives - assets	Long-term assets	66	Long-term liabilities	323
Commodity derivatives - assets	Assets held-for-sale	745	Liabilities held-for-sale	572
Commodity derivatives - liabilities	Current assets	—	Current liabilities	(11,173)
Commodity derivatives - liabilities	Long-term assets	—	Long-term liabilities	(8,334)
Commodity derivatives - liabilities	Assets held-for-sale	—	Liabilities held-for-sale	(12,796)
Total derivatives		$829		$(34,701)

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(6,210)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(2,885)
Commodity derivatives - assets	Current assets	6,841	Current liabilities	1,043
Commodity derivatives - assets	Long-term assets	4,669	Long-term liabilities	202
Commodity derivatives - assets	Assets held-for-sale	6,017	Liabilities held-for-sale	1,973
Commodity derivatives - liabilities	Current assets	(1,282)	Current liabilities	(3,193)
Commodity derivatives - liabilities	Long-term assets	(798)	Long-term liabilities	(143)
Commodity derivatives - liabilities	Assets held-for-sale	(824)	Liabilities held-for-sale	(5,658)
Total derivatives		$14,623		$(14,871)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations:

Amount of Gain (Loss) Recognized in Income on Derivatives		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		($ in thousands)
Interest rate derivatives	Interest rate risk management losses, net	$(571)	$(151)	$(861)	$(307)
Commodity derivatives	Commodity risk management losses, net	(18,081)	17,338	(28,114)	10,502
Commodity derivatives	Discontinued operations	(10,968)	13,155	(15,879)	2,083
Commodity derivatives - trading	Discontinued operations	(1,416)	1,134	(2,404)	(16)
	Total	$(31,036)	$31,476	$(47,258)	$12,262

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

As of June 30, 2014, the Partnership recorded its interest rate swaps and commodity derivative instruments (see Note 10), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives, NGL derivatives and natural gas derivatives as Level 2.

The following tables disclose the fair value of the Partnership's derivative instruments as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$1,085	$—	$(1,085)	$—
Natural gas derivatives	—	2,551	—	(2,467)	84
NGL derivatives	—	8	—	(8)	—
Total	$—	$3,644	$—	$(3,560)	$84

Liabilities:
Crude oil derivatives	$—	$(15,412)	$—	$1,085	$(14,327)
Natural gas derivatives	—	(3,753)	—	2,467	(1,286)
NGL derivatives	—	(342)	—	8	(334)
Interest rate swaps	—	(6,531)	—	—	(6,531)
Total	$—	$(26,038)	$—	$3,560	$(22,478)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$6,151	$—	$(1,716)	$4,435
Natural gas derivatives	—	6,562	—	(1,567)	4,995
NGL derivatives	—	42	—	(42)	—
Total	$—	$12,755	$—	$(3,325)	$9,430

Liabilities:
Crude oil derivatives	$—	$(1,792)	$—	$1,716	$(76)
Natural gas derivatives	—	(2,503)	—	1,567	(936)
NGL derivatives	—	(1,121)	—	42	(1,079)
Interest rate swaps	—	(9,095)	—	—	(9,095)
Total	$—	$(14,511)	$—	$3,325	$(11,186)
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

Gains and losses, from continuing operations, related to the interest rate derivatives are recorded as part of interest rate risk management gains and losses in the unaudited condensed consolidated statements of operations.  Gains and losses, from continuing operations, related to the Partnership's commodity derivatives are recorded as a component of revenue in the unaudited condensed consolidated statements of operations.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

For periods in which impairment charges have been incurred, the Partnership is required to write down the value of the impaired asset to its fair value. See Note 4 and 6 for a further discussion of the impairment charges recorded during the three and six months ended June 30, 2014. The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis during the three months ended June 30, 2014:

	Six Months Ended June 30,
	2014	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Plant assets	$52	$—	$—	$52	$132
Pipeline assets	$746	$—	$—	$746	$1,904
Rights-of-way	$24	$—	$—	$24	$61

The assets and impairment losses included in the table above are all related to the Partnership's Midstream Business and have been classified as assets held for sale within the unaudited condensed consolidated balance sheet and as discontinued operations within the unaudited condensed consolidated statement of operations, respectively (see Note 16).

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

As of June 30, 2014, the outstanding debt associated with the Credit Agreement bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The outstanding debt associated with

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Senior Notes bears interest at a fixed rate; based on the market price of the Senior Notes as of June 30, 2014 and December 31, 2013, the Partnership estimates that the fair value of the Senior Notes was $55.5 million and $55.7 million, respectively. Fair value of the senior notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Litigation—The Partnership and its operating subsidiaries are subject to lawsuits which arise from time to time in the ordinary course of business. The Partnership had no accruals as of June 30, 2014 or December 31, 2013 related to legal matters, and current lawsuits are not expected to have a material adverse effect on the Partnership's financial position, results of operations or cash flows. Lawsuits the Partnership and its operating subsidiaries was subject to relating solely to its midstream business were assumed by Regency on July 1, 2014 as part of the Midstream Business Contribution.

In March and April 2014, alleged unitholders of the Partnership filed three class action lawsuits in the United States District Court for the Southern District of Texas on behalf of the Partnership's public unitholders. The lawsuits name the Partnership, its Board of Directors, Regency Energy Partners, L.P. (“Regency”), and Regal Midstream LLC as defendants. One of the lawsuits also names the Partnership's general partner and its general partner’s general partner as defendants. Plaintiffs in each lawsuit allege a variety of causes of action challenging Regency’s acquisition of the Partnership's midstream assets, including alleged breaches of fiduciary or contractual duties, alleged aiding and abetting these alleged breaches of duty, and alleged violations of the Securities Exchange Act of 1934. The lawsuits allege that the Partnership (i) sold its midstream assets for inadequate value, (ii) engaged in an unfair sales process, (iii) agreed to contractual terms (the no-solicitation, fiduciary out, superior proposal, and termination fee provisions and the voting and support agreement) that would dissuade other potential acquirors from seeking to purchase the midstream assets, and (iv) failed to disclose material information in its definitive proxy statement concerning the analysis of our financial advisors, potential conflicts of the advisors (and directors), management’s financial projections, strategic alternatives, other potential acquirors, the bases for certain actions, and the background of the transaction. Based on these allegations, the plaintiffs seek to have the sale rescinded, monetary damages and attorneys’ fees. The United States District Court for the Southern District of Texas has yet to resolve a pending motion to consolidate the three lawsuits or two pending motions to appoint a lead plaintiff. The Partnership believes that the lawsuits are without merit.

As reported in the Partnership's Form 10-Q for the first quarter of 2014, the Partnership was the defendant in a lawsuit filed by a plaintiff who was alleging an entitlement to participate in various wells drilled by the Partnership in a defined area of land. The Partnership filed for, and was granted, a motion to dismiss such lawsuit.

Insurance—The Partnership covers its operations and assets with insurance which management believes is consistent with that in force for other companies engaged in similar commercial operations with similar type properties.  This insurance includes: (1) commercial general liability insurance covering liabilities to third parties for bodily injury, property damage and pollution arising out of the Partnership's operations; (2) workers’ compensation liability coverage for employees to required statutory limits; (3) automobile liability insurance covering liability to third parties for bodily injury and property damage arising out of the operation of all owned, hired and non-owned vehicles by its employees on company business; (4) property insurance covering the replacement cost of all owned real and personal property, including coverage for losses due to boiler and machinery breakdown, earthquake, flood and consequent business interruption/extra expense; (5) control of well/operator's extra expense insurance for operated and non-operated wells; and (6) corporate liability insurance, including coverage for directors and officers and employment practices liabilities.  In addition, the Partnership maintains excess liability insurance providing limits in excess of the established primary limits for commercial general liability and automobile liability insurance.

Environmental—The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. As of July 1, 2014, in connection with the Midstream Business Contribution, Regency agreed to indemnify the Partnership for losses arising from the Midstream Business, including potential losses associated with these laws and regulations, and the Partnership agreed to use commercially reasonable efforts to mitigate

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such losses. At June 30, 2014 and December 31, 2013, the Partnership had accrued approximately $2.4 million and $2.5 million for environmental matters related to the Partnership's upstream business, respectively. Environmental accruals related to the Partnership's Midstream Business have been classified as liabilities held-for-sale within the unaudited condensed consolidated balance sheet (see Note 16).

Retained Revenue Interest—Certain Partnership's assets are subject to retained revenue interests.  These interests were established under purchase and sale agreements that were executed by the Partnership's predecessors in title.  The terms of these agreements entitle the owners of the retained revenue interests to a portion of the revenues received from the sale of the hydrocarbons above specified base oil and natural gas prices.  These retained revenue interests do not represent a real property interest in the hydrocarbons.  The Partnership's reported revenues are reduced to account for the retained revenue interests on a monthly basis.

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

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense, including leases with no continuing commitment, amounted to approximately $0.8 million, $1.6 million, $0.4 million and $0.9 million for the three and six months ended June 30, 2014 and 2013, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. INCOME TAXES

Provision for Income Taxes -The Partnership is a limited partnership for federal and state income tax purposes, in which income tax liabilities and/or benefits of the Partnership are passed through to its unitholders. In the State of Texas, limited partnerships are directly subject to the Texas margin tax, which liability is not passed through to Partnership unitholders. In addition, certain of the Partnership's subsidiaries are Subchapter C-corporations subject to federal and state income taxes. During the three and six months ended June 30, 2014 and 2013, the Partnership recognized an income tax benefit of $0.9 million, $1.8 million, $0.5 million and $2.1 million, respectively. The change in the Partnership's tax benefit from period to period is primarily due to changes in income generated by the Partnership's taxable entities.

NOTE 14. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan (as amended, the "LTIP"), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 14,500,000 common units to be granted either as options, restricted units or phantom units, of which, as of June 30, 2014, a total of 7,937,294 common units remained available for issuance. Grants under the LTIP are made at the discretion of the board and as of June 30, 2014 have only been made in the form of restricted units. Distributions declared and paid on outstanding restricted units, where such restricted units are eligible to receive distributions, are paid directly to the holders of the restricted units. No options or phantom units have been issued to date.

Grants of restricted units eligible to receive distributions are valued at the market price as of the date issued, while grants of restricted units not eligible to receive distributions are valued at the market price as of the date issued less the present value of the expected distribution stream over the vesting period using the risk-free interest rate. The awards generally vest over three years on the basis of one-third of the award each year. The Partnership recognizes compensation expense on a straight-line basis over the requisite service period for the restricted unit grants. During the restriction period, distributions associated with the grants of restricted units eligible to receive distributions are distributed to the awardees.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in outstanding restricted common units for the six months ended June 30, 2014 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2013	2,743,807	$9.37
Granted	1,287,360	$4.63
Vested	(963,392)	$9.60
Forfeited	(557,554)	$9.19
Outstanding at June 30, 2014	2,510,221	$6.89

For the three and six months ended June 30, 2014 and 2013, non-cash compensation expense of approximately $1.5 million, $4.0 million, $2.7 million and $4.7 million, respectively, was recorded related to the granted restricted units as general and administrative expense on the unaudited condensed consolidated statements of operations.

As of June 30, 2014, unrecognized compensation costs related to the outstanding restricted units under the LTIP totaled approximately $13.4 million. The remaining expense is to be recognized over a weighted average of 1.84 years.

In connection with the vesting of certain restricted units during the three months ended June 30, 2014, the Partnership cancelled 0.3 million of the newly-vested common units in satisfaction of $1.1 million of employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

As of June 30, 2014 and 2013, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units are considered in the diluted weighted average common units outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common units outstanding number.

The majority of the restricted units granted under the LTIP, as discussed in Note 14, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities. Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method. Restricted units granted in 2013 to certain senior executives and members of the board of directors are not eligible to receive the distributions declared by the Partnership and therefore do not meet the definition of participating securities.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic and diluted	156,955	155,269	156,802	150,860
Effect of Dilutive Securities:
Restricted Units (non-participating securities)	—	285	—	—
Restricted Units (participating securities)	—	1,156	—	—
Common units - Diluted	156,955	156,710	156,802	150,860

For the three months ended June 30, 2013, the Partnership determined that it is more dilutive to apply the two-class method versus the treasury stock method in calculating dilutive earnings per unit. Thus, the unvested restricted common units are included in the computation of the diluted weighted average common units outstanding calculation, but the denominator in the computation of diluted earnings per unit only includes the basic weighted average common units and restricted units (non-participating securities) outstanding.

Due to the distribution being suspended for both the quarters ended March 31, 2014 and June 30, 2013 (see Notes 8) and the Partnership generating a net loss during each period, earnings per unit for the three and six months ended June 30, 2014 was only calculated for the common units as the net loss was only allocated to the common units.

The following table presents the Partnership's basic and diluted income per unit for the three months ended June 30, 2014:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(17,395)
Distributions**	—	$—	$—
Assumed loss from continuing operations after distribution to be allocated	(17,395)	(17,395)	—
Assumed allocation of loss from continuing operations	(17,395)	(17,395)	—
Discontinued operations	(25,646)	(25,646)	—
Assumed net loss to be allocated	$(43,041)	$(43,041)	$—

Basic loss from continuing operations per unit		$(0.11)
Basic discontinued operations per unit		$(0.16)
Basic and diluted loss per unit		$(0.27)

Diluted income from continuing operations per unit		$(0.11)
Diluted discontinued operations per unit		$(0.16)
Diluted income per unit		$(0.27)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

**	No distribution was declared or paid for this period as the distribution was suspended for this period.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's basic and diluted income per unit for the three months ended June 30, 2013:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Income from continuing operations	$12,131
Distributions	34,972	$34,337	$635
Assumed income from continuing operations after distribution to be allocated	(22,841)	(22,841)	—
Assumed allocation of income from continuing operations	12,131	11,496	635
Discontinued operations	3,901	3,901	—
Assumed net income to be allocated	$16,032	$15,397	$635

Basic income from continuing operations per unit		$0.07
Basic discontinued operations per unit		$0.03
Basic and diluted income per unit		$0.10

Diluted income from continuing operations per unit		$0.07
Diluted discontinued operations per unit		$0.03
Diluted income per unit		$0.10

The following table presents the Partnership's basic and diluted income per unit for the six months ended June 30, 2014:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(25,355)
Distributions **	—	$—	$—
Assumed loss from continuing operations after distribution to be allocated	(25,355)	(25,355)	—
Assumed allocation of loss from continuing operations	(25,355)	(25,355)	—
Discontinued operations, net of tax	(36,249)	(36,249)	—
Assumed net loss to be allocated	$(61,604)	$(61,604)	$—

Basic income from continuing operations per unit		$(0.16)
Basic discontinued operations per unit		$(0.23)
Basic and diluted loss per unit		$(0.39)

Diluted income from continuing operations per unit		$(0.16)
Diluted discontinued operations per unit		$(0.23)
Diluted income per unit		$(0.39)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

**	No distribution was declared or paid for this period as the distribution was suspended for this period.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's basic and diluted income per unit for the six months ended June 30, 2013:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$207
Distributions	69,670	$68,443	$1,227
Assumed loss from continuing operations after distribution to be allocated	(69,463)	(69,463)	—
Assumed allocation of loss from continuing operations	207	(1,020)	1,227
Discontinued operations, net of tax	(17,689)	(17,689)	—
Assumed net loss to be allocated	$(17,482)	$(18,709)	$1,227

Basic income from continuing operations per unit		$(0.01)
Basic discontinued operations per unit		$(0.12)
Basic and diluted loss per unit		$(0.13)

Diluted income from continuing operations per unit		$(0.01)
Diluted discontinued operations per unit		$(0.12)
Diluted income per unit		$(0.13)

NOTE 16. DIVESTITURE RELATED ACTIVITIES

As discussed in Note 1, as of June 30, 2014, the Partnership met the criteria for classifying the assets and liabilities of its Midstream Business as held-for-sale and the operations as discontinued.

The following is the reconciliation of the major classes of assets and liabilities classified as held for sale.

	June 30, 2014	December 31, 2013
Assets held-for-sale
Accounts Receivable	$111,131	$128,713
Property, plant and equipment	989,755	1,004,317
Intangible assets	99,830	102,352
Other current assets	750	5,663
Other long-term assets	9,764	18,337
Total assets held-for-sale	$1,211,230	$1,259,382

Liabilities held-for-sale
Long-term debt	$494,898	$494,582
Accounts payable and accrued liabilities	99,653	119,966
Other current liabilities	11,778	9,471
Other long-term liabilities	20,403	13,719
Total liabilities held-for-sale	$626,732	$637,738

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following following is the reconciliation of the major classes of line items classified as discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Class of statement of operations line item of discontinued operations:
Revenue	$245,210	$253,485	$548,081	$470,750
Cost of natural gas, natural gas liquids, condensate and helium	199,700	185,760	444,673	365,748
Operations, maintenance and taxes other than income	25,078	27,020	50,127	48,989
General and administrative	12,107	6,055	20,208	11,592
Depreciation, amortization and impairment	19,737	19,097	41,936	38,038
Interest expense	(14,118)	(12,110)	(27,350)	(24,129)
Other expense	(60)	140	(68)	140
Operating income (loss) from discontinued operations before taxes	(25,590)	3,583	(36,281)	(17,606)
Income tax expense (benefit)	56	(318)	(32)	83
Discontinued operations	$(25,646)	$3,901	$(36,249)	$(17,689)

Allocation of interest expense

Per accounting guidance provided by the FASB related to discontinued operations, interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. Per the Partnership's Credit Agreement, as a result of the contribution of the Midstream Business, the Partnership is required to pay down outstanding debt to the amount of the upstream portion of the borrowing base. Thus, interest expense in the table above includes the the interest expense related to the portion of the Partnership's unsecured Senior Notes exchanged for Regency unsecured senior notes on July 1, 2014 (see Note 1) and interest related to the difference between the total amount outstanding under the Credit Agreement and the upstream portion of the borrowing base.

Restructuring activities
In connection with the contribution of the Midstream Business to Regency, the Partnership accrued one-time employee termination benefit of $3.2 million as of June 30, 2014. The Partnership expects to pay these amounts by the end of 2014. The accrual is recorded as part of accrued liabilities within the unaudited condensed consolidated balance sheet, while the expense is recorded as part of discontinued operations within the unaudited condensed consolidated statement of operations.

NOTE 17. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of June 30, 2014, all guarantors were wholly-owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of the Partnership's subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees may be released in the following customary circumstances:

•
in connection with any sale or other disposition of all or substantially all of the properties or assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of the Partnership;

•
in connection with any sale or other disposition of capital stock of that guarantor to a person that is not (either before or after giving effect to such transaction) an issuer or a restricted subsidiary of us, such that, the guarantor ceases to be a restricted subsidiary of us as a result of the sale or other disposition;

•	if the Partnership designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the applicable provisions of the indenture;

•	upon legal defeasance or satisfaction and discharge of the indenture;

•	upon the liquidation or dissolution of such guarantor provided no default or event of default has occurred that is continuing;

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers or any guarantor; or

•
upon such guarantor consolidating with, merging into or transferring all of its properties or assets to us or another guarantor, and as a result of, or in connection with, such transaction such guarantor dissolving or otherwise ceasing to exist.

In accordance with Rule 3-10 of SEC Regulation S-X, the Partnership has prepared Unaudited Condensed Consolidating Financial Statements as supplemental information.  The following unaudited condensed consolidating balance sheets at June 30, 2014 and December 31, 2013, and unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2014 and 2013, and unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, present financial information for Eagle Rock Energy as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership. Pursuant to the Contribution of the Midstream Business, all of the Partnership's Midstream Subsidiaries were contributed to Regency on July 1, 2014 and released from their guarantees under the indenture and Credit Agreement.

 Unaudited Condensed Consolidating Balance Sheet
June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$676,812	$—	$—	$—	$(676,812)	$—
Assets held for sale	9,401	—	1,201,829	—	—	$1,211,230
Other current assets	6,055	1	42,804	—	—	48,860
Total property, plant and equipment, net	1,966	—	857,929	—	—	859,895
Investment in subsidiaries	1,161,226	—	—	884	(1,162,110)	—
Total other long-term assets	1,423	—	9,357	—	—	10,780
Total assets	$1,856,883	$1	$2,111,919	$884	$(1,838,922)	$2,130,765
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$676,812	$—	$(676,812)	$—
Current portion of long-term debt	439,000	—	—	—	—	439,000
Liabilities held for sale	509,767	—	116,965	—	—	626,732
Other current liabilities	23,828	—	74,174	—	—	98,002
Other long-term liabilities	10,574	—	82,743	—	—	93,317
Long-term debt	380,712	—	—	—	—	380,712
Equity	493,002	1	1,161,225	884	(1,162,110)	493,002
Total liabilities and equity	$1,856,883	$1	$2,111,919	$884	$(1,838,922)	$2,130,765

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$691,588	$—	$—	$—	$(691,588)	$—
Assets held for sale	7,333	—	1,252,049	—	—	1,259,382
Other current assets	6,927	1	22,080	—	—	29,008
Total property, plant and equipment, net	2,318	—	822,133	—	—	824,451
Investment in subsidiaries	1,133,217	—	—	908	(1,134,125)	—
Total other long-term assets	11,441	—	3,268	—	—	14,709
Total assets	$1,852,824	$1	$2,099,530	$908	$(1,825,713)	$2,127,550
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$691,588	$—	$(691,588)	$—
Current portion of long-term debt	—	—	—	—	—	—
Liabilities held for sale	500,110	—	137,628	—	—	637,738
Other current liabilities	15,688	—	66,141	—	—	81,829
Other long-term liabilities	5,667	—	70,957	—	—	76,624
Long-term debt	757,480	—	—	—	—	757,480
Equity	573,879	1	1,133,216	908	(1,134,125)	573,879
Total liabilities and equity	$1,852,824	$1	$2,099,530	$908	$(1,825,713)	$2,127,550

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(18,081)	$—	$52,125	$—	$—	$34,044
Operations and maintenance	3	—	10,904	—	—	10,907
Taxes other than income	—	—	3,596	—	—	3,596
General and administrative	2,064	—	9,941	—	—	12,005
Depreciation, depletion and amortization	295	—	20,004	—	—	20,299
Loss from operations	(20,443)	—	7,680	—	—	(12,763)
Interest expense, net	(4,946)	—	(2)	—	—	(4,948)
Other non-operating income	2,163	—	2,291	—	(4,454)	—
Other non-operating expense	(1,987)	—	(3,036)	—	4,454	(569)
Income (loss) before income taxes	(25,213)	—	6,933	—	—	(18,280)
Income tax benefit	82	—	(967)	—	—	(885)
Equity in earnings of subsidiaries	9,377	—	—	—	(9,377)	—
Income (loss) from continuing operations	(15,918)	—	7,900	—	(9,377)	(17,395)
Discontinued operations, net of tax	(27,123)	—	1,479	(2)	—	(25,646)
Net income (loss)	$(43,041)	$—	$9,379	$(2)	$(9,377)	$(43,041)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$17,338	$—	$49,328	$—	$—	$66,666
Operations and maintenance	—	—	9,579	—	—	9,579
Taxes other than income	—	—	3,583	—	—	3,583
General and administrative	3,031	—	10,310	—	—	13,341
Depreciation, depletion and amortization	299	—	21,761	—	—	22,060
Impairment	—	—	1,839	—	—	1,839
Income from operations	14,008	—	2,256	—	—	16,264
Interest expense, net	(4,446)	—	(53)	—	—	(4,499)
Other non-operating income	2,238	—	2,325	—	(4,563)	—
Other non-operating expense	(1,602)	—	(3,139)	—	4,563	(178)
Income (loss) before income taxes	10,198	—	1,389	—	—	11,587
Income tax provision (benefit)	(98)	—	(446)	—	—	(544)
Equity in earnings of subsidiaries	9,962	—	—	—	(9,962)	—
Income (loss) from continuing operations	20,258	—	1,835	—	(9,962)	12,131
Discontinued operations, net of tax	(4,226)	—	8,128	(1)	—	3,901
Net income (loss)	$16,032	$—	$9,963	$(1)	$(9,962)	$16,032

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(28,114)	$—	$107,361	$—	$—	$79,247
Operations and maintenance	3	—	22,402	—	—	22,405
Taxes other than income	—	—	7,387	—	—	7,387
General and administrative	4,961	—	20,334	—	—	25,295
Depreciation, depletion and amortization	348	—	40,357	—	—	40,705
(Loss) income from operations	(33,426)	—	16,881	—	—	(16,545)
Interest expense, net	(9,700)	—	(2)	—	—	(9,702)
Other non-operating income	4,384	—	4,592	—	(8,976)	—
Other non-operating expense	(3,703)	—	(6,131)	—	8,976	(858)
(Loss) income before income taxes	(42,445)	—	15,340	—	—	(27,105)
Income tax benefit	(185)	—	(1,565)	—	—	(1,750)
Equity in earnings of subsidiaries	28,011	—	—	—	(28,011)	—
Income (loss) from continuing operations	(14,249)	—	16,905	—	(28,011)	(25,355)
Discontinued operations, net of tax	(47,355)	—	11,115	(9)	—	(36,249)
Net (loss) income	$(61,604)	$—	$28,020	$(9)	$(28,011)	$(61,604)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$10,502	$—	$96,630	$—	$—	$107,132
Operations and maintenance	—	—	21,279	—	—	21,279
Taxes other than income	—	—	5,999	—	—	5,999
General and administrative	6,679	—	19,972	—	—	26,651
Depreciation, depletion and amortization	346	—	43,010	—	—	43,356
Impairment	—	—	1,839	—	—	1,839
Income from operations	3,477	—	4,531	—	—	8,008
Interest expense, net	(8,731)	—	(833)	—	—	(9,564)
Other non-operating income	4,519	—	4,659	—	(9,178)	—
Other non-operating expense	(3,218)	—	(6,302)	—	9,178	(342)
Loss before income taxes	(3,953)	—	2,055	—	—	(1,898)
Income tax benefit	(673)	—	(1,432)	—	—	(2,105)
Equity in earnings of subsidiaries	(907)	—	—	—	907	—
Income (loss) from continuing operations	(4,187)	—	3,487	—	907	207
Discontinued operations, net of tax	(13,295)	—	(4,388)	(6)	—	(17,689)
Net loss	$(17,482)	$—	$(901)	$(6)	$907	$(17,482)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows provided by operating activities	$2,594	$—	$23,080	$—	$—	$25,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	4	—	(63,793)	—	—	(63,789)
Net cash flows used in investing activities	4	—	(63,793)	—	—	(63,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	315,150	—	—	—	—	315,150
Repayment of long-term debt	(252,950)	—	—	—	—	(252,950)
Payment of debt issuance cost	(410)	—	—	—	—	(410)
Proceeds from derivative contracts	(3,425)	—	—	—	—	(3,425)
Repurchase of common units	(1,084)	—	—	—	—	(1,084)
Distributions to members and affiliates	(23,801)	—	—	—	—	(23,801)
Net cash flows used in financing activities	33,480	—	—	—	—	33,480
Net cash flows used in discontinued operations	(34,973)	—	40,251	22	—	5,300
Net increase (decrease) in cash and cash equivalents	1,105	—	(462)	22	—	665
Cash and cash equivalents at beginning of period	1,237	1	(1,389)	227	—	76
Cash and cash equivalents at end of period	$2,342	$1	$(1,851)	$249	$—	$741

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(31,423)	$—	$88,507	$—	$—	$57,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(855)	—	(82,540)	—	—	(83,395)
Net cash flows used in investing activities	(855)	—	(82,540)	—	—	(83,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	316,700	—	—	—	—	316,700
Repayment of long-term debt	(312,200)	—	—	—	—	(312,200)
Proceeds from derivative contracts	877	—	—	—	—	877
Common unit issued in equity offerings	102,388	—	—	—	—	102,388
Issuance costs for equity offerings	(4,181)	—	—	—	—	(4,181)
Repurchase of common units	(1,000)	—	—	—	—	(1,000)
Distributions to members and affiliates	(67,117)	—	—	—	—	(67,117)
Net cash flows provided by financing activities	35,467	—	—	—	—	35,467
Net cash flows used in discontinued operations	(3,660)	—	(5,447)	21	—	(9,086)
Net (decrease) increase in cash and cash equivalents	(471)	—	520	21	—	70
Cash and cash equivalents at beginning of period	1,670	1	(1,832)	186	—	25
Cash and cash equivalents at end of period	$1,199	$1	$(1,312)	$207	$—	$95

NOTE 18. SUBSEQUENT EVENTS

Contribution of the Midstream Business
On July 1, 2014, the Partnership completed the contribution of its Midstream Business to Regency (see Note 1).
Amendment to Senior Note Indenture
$51.1 million of the Partnership's Senior Notes did not exchange and remain outstanding; however, the Partnership secured a sufficient number of consents as part of the exchange offer to, and did, amend the indenture governing its remaining outstanding unsecured senior notes to eliminate substantially all of the restrictive covenants and certain events of default pertaining to its Senior Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as defined by the Securities and Exchange Commission (the "SEC"). All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. We do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and in "Part II. Item 1A. Risk Factors." These factors include but are not limited to:

•	Drilling and geological / exploration risks;

•	Assumptions regarding oil and natural gas reserve levels and costs to exploit and timing of development;

•	Volatility or declines (including sustained declines) in commodity prices;

•	Ability to make favorable acquisitions and integrate operations from such acquisitions;

•	Our existing indebtedness;

•	Hedging activities;

•	Ability to obtain credit and access capital markets;

•	Ability to remain in compliance with the covenants set forth in our revolving credit facility;

•	Conditions in the securities and/or capital markets;

•	Availability and cost of processing and transporting of natural gas liquids ("NGLs");

•	Competition in the oil and natural gas industry;

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

Recent Developments

On December 23, 2013, we announced that we had entered into a definitive agreement to contribute our gathering, compressing, treating, processing, transporting, marketing and trading natural gas; fractionating, transporting and marketing NGLs; and crude oil and condensate logistics and marketing assets and businesses ("Midstream Business") to Regency Energy Partners LP ("Regency") (the "Midstream Business Contribution"). The Midstream Business Contribution was approved by the Partnership's common unitholders on April 29, 2014. On June 27, 2014, the Partnership announced that the Federal Trade Commission had voted to close its investigation into the contribution of its Midstream Business to Regency. As of that date, all significant closing conditions for the transaction had been satisfied and the Partnership has classified the assets and liabilities of its Midstream Business as held for sale and the operations as discontinued.

On July 1, 2014, we completed the contribution of our Midstream Business to Regency. The consideration received by us for the contribution of our Midstream Business included: (i) $576.2 million of cash; (ii) 8,245,859 Regency common units (valued at approximately $265 million based on the closing price of Regency common units on June 30, 2014) and (iii) the exchange of $498.9 million face amount of newly-issued Regency 8.375% Senior Notes due 2019 for $498.9 million face amount of our existing 8.375% Senior Notes.

Results Overview

As a result of the contribution of our Midstream Business, we are now a domestically-focused, growth-oriented, publicly-traded Delaware limited partnership engaged in developing and producing oil and natural gas property interests. Our interests include operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas, and the Texas Panhandle); Permian (which includes areas in West Texas); East Texas / South Texas / Mississippi; and Southern Alabama (which also includes two treating facilities and one natural gas processing plant and related gathering systems).

Results for the three and six months ended June 30, 2014, included the following:

•
revenues, excluding the impact of commodity risk management gains (losses) were $52.1 million and $107.4 million, respectively, for the three and six months ended June 30, 2014, compared to $49.3 million and $96.6 million for the three and six months ended June 30, 2013;

•
commodity risk management losses were $18.1 million and $28.1 million, respectively, for the three and six months ended June 30, 2014, compared to commodity risk management gains of $17.3 million and $10.5 million, respectively, for the three and six months ended June 30, 2013;

•
operating losses were $12.8 million and $16.5 million, respectively, for the three and six months ended June 30, 2014, compared to operating gains of $16.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2013;

•	average daily production was 72 MMcfe/d for the six months ended June 30, 2014, compared to 73 MMcfe/d for the six months ended June 30, 2013; and

•
capital expenditures were $35.7 million and $75.0 million, respectively, for the three and six months ended June 30, 2014, compared to $35.1 million and $69.2 million, respectively, for the three and six months ended June 30, 2013.

Impairment

During the three and six months ended June 30, 2013, we recorded an impairment charge of $1.8 million in our Upstream Business related to certain proved properties in our Permian region due to lower commodity prices and continued higher operating costs. We did not recorded any impairment charges in our Upstream Business during the three and six months ended June 30, 2014. During the six months ended June 30, 2014, we recorded an impairment charge of $2.1 million in our Midstream Business due to the loss of two customers on our North System. This charge is included within discontinued

operations. We did not record any impairment charges in Midstream Business during the three months ended June 30, 2014 or the three and six months ended June 30, 2013.

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

Subsequent Events

On July 1, 2014, we used the cash received from Regency for the Midstream Business Contribution (see above) to paydown $570.4 million outstanding under the Credit Agreement. Accordingly, as of July 1, 2014, the amount outstanding under the Credit Agreement was $198.6 million.
In addition, $51.1 million of our Senior Notes did not exchange in connection with the Midstream Business Contribution and remain outstanding. However, having secured a sufficient number of consents as part of the exchange offer, we amended the indenture governing our Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default pertaining to its Senior Notes.

RESULTS OF OPERATIONS

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Revenues:
Oil and condensate	26,493	24,976	53,627	48,575
Natural gas	12,899	12,729	27,498	22,724
NGLs	10,247	8,596	21,713	18,872
Sulfur	2,328	2,951	4,213	5,886
Commodity risk management gains (losses), net	(18,081)	17,338	(28,114)	10,502
Other revenue	158	76	310	573
Total revenue	34,044	66,666	79,247	107,132
Costs and expenses:
Operations and maintenance	10,907	9,579	22,405	21,279
Taxes other than income	3,596	3,583	7,387	5,999
General and administrative	12,005	13,341	25,295	26,651
Impairment	—	1,839	—	1,839
Depreciation, depletion and amortization	20,299	22,060	40,705	43,356
Total costs and expenses	46,807	50,402	95,792	99,124
Operating (loss) income	(12,763)	16,264	(16,545)	8,008
Other income (expense):
Interest expense, net	(4,948)	(4,499)	(9,702)	(9,564)
Interest rate risk management losses, net	(571)	(151)	(861)	(307)
Other income (expense), net	2	(27)	3	(35)
Total other expense	(5,517)	(4,677)	(10,560)	(9,906)
(Loss) income before income taxes	(18,280)	11,587	(27,105)	(1,898)
Income tax benefit	(885)	(544)	(1,750)	(2,105)
(Loss) income from continuing operations	(17,395)	12,131	(25,355)	207
Discontinued operations, net of tax	(25,646)	3,901	(36,249)	(17,689)
Net (loss) income	$(43,041)	$16,032	$(61,604)	$(17,482)
Adjusted EBITDA(a)	$24,899	$29,372	$50,995	$56,720
________________________

(a)	See "—Liquidity and Capital Resources — Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Realized average prices:
Oil and condensate (per Bbl)	$88.21	$84.85	$86.85	$84.71
Natural gas (per Mcf)	$4.38	$4.00	$4.66	$3.60
NGLs (per Bbl)	$35.38	$30.90	$38.55	$33.22
Sulfur (per Long ton)	$91.09	$110.75	$84.22	$110.54
Production volumes:
Oil and condensate (Bbl)	300,330	294,353	617,456	573,421
Natural gas (Mcf)	2,943,718	3,181,264	5,895,866	6,310,316
NGLs (Bbl)	289,639	278,158	563,312	568,024
Total (Mcfe)	6,483,532	6,616,330	12,980,474	13,158,986
Sulfur (Long ton)	25,554	26,641	50,015	53,240

Capital expenditures	36,106	36,740	76,941	72,458

Commodity Revenues. For the three and six months ended June 30, 2014, commodity revenues increased by $2.8 million and $10.7 million, respectively, as compared to the three and six months ended June 30, 2013.  The increase in revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to to higher realized oil, NGL and natural gas prices and higher oil and NGL volumes, partially offset by lower natural gas and sulfur volumes and lower sulfur prices. The increase in revenues for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was due to higher oil, NGL and natural gas prices and higher oil volumes, offset by decreases in sulfur prices and lower natural gas, NGL and sulfur volumes.

Production volumes during the three and six months ended June 30, 2014 were negatively impacted by performance on our Alabama wells due to unexpected increases in completion times as well as equipment delays and significant declines in production on our Mid-Continent wells due to offsetting fracing on other wells, delay in completions and poorer performance of certain wells.

Commodity Risk Management Gains (Losses), net. During the three and six months ended June 30, 2014, losses in our commodity derivative portfolio decreased by $35.4 million and $38.6 million, respectively, as compared to the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, losses in our mark-to-market commodity derivative portfolio increased by $29.4 million and $24.1 million as compared to the three and six months ended June 30, 2013, respectively, primarily due to increases in the natural gas, NGL and crude oil forward curves. Our gains from derivative contracts that settled during the three and six months ended June 30, 2014 decreased by $6.0 million and $14.6 million, respectively, compared to the three and six months ended June 30, 2013. The decrease was due to higher natural gas and crude oil index prices, partially offset by lower NGL index prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year. In addition, the decrease in realized gains is due to the higher level of direct NGL product contracts that settled during the three and six months ended June 30, 2013, as compared to the same period in 2014.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Operating Expenses. Operating expenses, including severance and ad valorem taxes, increased $1.3 million and $2.5 million for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013.  The increase was primarily due to higher severance tax due to higher sales value, a 2013 severance tax credit, increased plant operating expense, and higher lease operating costs due to additional wells drilled.

General and Administrative Expenses. General and administrative expenses decreased by $1.3 million and $1.4 million for the three and six months ended June 30, 2014, respectively, as compared to the same period in 2013. This decrease was primarily due to lower equity based compensation expense due to increase made to the estimated forfeiture rate made during the three months ended June 30, 2014. The forfeiture rate is used to calculate the amount of equity based compensation expense.

Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $2.1 million and $3.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same period in the prior year.  The decrease for the three and six months ended June 30, 2014 was primarily a result of the impairment charges recorded during 2013 and overall decrease in production for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Total Other Expense.  Total other expense primarily consists of gains and losses from our interest rate swaps and interest expense related to our Credit Agreement and our senior unsecured notes. During the three and six months ended June 30, 2014, our interest rate risk management losses increased by $0.4 million and $0.6 million, respectively. as compared to the three and six months ended June 30, 2013. These increases were primarily due to decreases in the forward interest rate curve. These unrealized mark-to-market gains did not have any impact on cash activities for the period, and are excluded by definition from our calculation of Adjusted EBITDA.

Interest expense increased by $0.4 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 and decreased by $0.1 million during the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The increase in interest expense is primarily due to increased borrowings on the Credit Agreement, offset by amounts allocated to discontinued operations.

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

Discontinued Operations. On June 27, 2014, we announced that the Federal Trade Commission had voted to close its investigation into the contribution of our Midstream Business to Regency. As of that date, all significant closing conditions for the transaction had been satisfied and we have classified the assets of our Midstream Business as assets-held-for-sale or the operations as discontinued. The transaction was completed on July 1, 2014. Discontinued operations decreased by $29.5 million and $18.6 million, respectively, for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013. The decrease in discontinued operations is primarily due to commodity risk management losses incurred during the three and six months ended June 30, 2014 and increased interest expense allocated to discontinued operations. In addition, included within discontinued operations for the three and six months ended June 30, 2014 are professional fees of $3.5 million and $6.2 million, respectively, and one-time termination benefits of $3.2 million. We expect to incur an additional $2.4 million of one-time termination benefits during the remainder of 2014. See Note 16 to the unaudited condensed consolidated financial statements for the major line items that comprise discontinued operations.

Capital Expenditures.  Capital expenditures increased by $0.6 million and $5.8 million for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to increased drilling activity.

During the three months ended June 30, 2014, we drilled and completed three gross (1.95 net) operated wells and participated in three gross (0.01 net) non-operated wells in the Mid-Continent region. Additionally, during the three months ended June 30, 2014, we conducted seven gross (5.66 net) capital workovers and three gross (3.00 net) recompletions across our operations.

Adjusted EBITDA

Adjusted EBITDA, as defined under "—Liquidity and Capital Resources — Non-GAAP Financial Measures," from continuing operations decreased by $4.5 million from $29.4 million for the three months ended June 30, 2013 to $24.9 million for the three months ended June 30, 2014. Adjusted EBITDA from continuing operations decreased by $5.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. The following table presents the changes in operations impacting Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

Revenues (a)	$52,124	$49,323	$2,801	$107,354	$96,625	$10,729
Commodity derivative settlements	(2,176)	3,858	(6,034)	(5,314)	9,236	(14,550)
Operating expenses	14,503	13,162	1,341	29,792	27,278	2,514
General and administrative expenses (b)	10,546	10,647	(101)	21,253	21,946	(693)
Adjusted EBITDA (c)	$24,899	$29,372	$(4,473)	$50,995	$56,637	$(5,642)
_________________________

(a)	Excludes the impact of imbalances.

(b)	Excludes non-cash compensation charges related to our long-term incentive program.

(c)	See "—Liquidity and Capital Resources — Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, issuances of equity and debt securities, asset sales and borrowings under our revolving Credit Agreement Our primary cash requirements have included general and administrative expenses, operating expenses, maintenance and growth capital expenditures, short-term working capital needs, interest payments on our outstanding debt, distributions to our unitholders and acquisitions of new assets or businesses.

In connection with the consummation of the Midstream Business Contribution, we were able to improve our liquidity position by paying down our borrowings under our Credit Agreement, resulting in increased borrowing availability, and exchanging $498.9 million of our Senior Notes, resulting in significantly decreased debt levels. In addition, we received 8,245,859 Regency common units (valued at approximately $265 million based on the closing price of Regency common units on June 30, 2014), which could be a potential source of future liquidity.

We believe that our improved liquidity position as a result of the Midstream Business Contribution and our historical sources of liquidity will be sufficient to satisfy our short-term liquidity needs and to fund our committed capital expenditures for at least the next twelve months. Our growth strategy entails pursuing attractive upstream acquisitions and organic drilling opportunities. We may utilize any of various available financing sources, including liquidity from the consummation of the Midstream Business Contribution, proceeds from the issuance of equity or debt securities, or borrowings from our Credit Agreement to fund all or a portion of our potential acquisitions and organic growth expenditures. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition.

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of June 30, 2014, a total of 1,521,086 units had been issued under this program for net proceeds of approximately $12.9 million. No sales were made under the program during the three and six months ended June 30, 2014.

Capital Expenditures

The energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. Due to the completion of the contribution of our Midstream Business to Regency on July, 1, 2014, we now categorize our capital expenditures as (and, as necessary, allocate the attributable portion of our capital expenditures between) either:

•	growth capital expenditures, defined as expenditures to grow our natural gas, NGL, crude or sulfur production; or

•
maintenance capital expenditures, defined as expenditures necessary to maintain our natural gas, NGL, crude or sulfur production. With respect to maintenance capital expenditures intended to maintain our natural gas, NGL, crude or sulfur production, we estimate these amounts based on current projections and expectations, and do not undertake to adjust any historical amounts based on the actual impact of such expenditures on production. As a result, the included amount of maintenance capital expenditures could fail to maintain production if actual performance does not meet our projections and expectations, including, without limitation, on account of: (i) unanticipated mechanical issues; (ii) unanticipated delays; (iii) poorer than expected production performance of our new wells and recompletions; and/or (iv) unanticipated loss of, or higher than anticipated decline in, existing production.

The primary impact of this categorization is that we reduce the amount of cash we consider available for distribution by the amount of our maintenance capital expenditures.

We anticipate that our capital expenditures for the second half of 2014 will be approximately $57 million, of which we expect approximately $27 million to be categorized as maintenance capital expenditures and $30 million to be categorized as growth capital expenditures.

Our capital expenditures, excluding amounts related to our Midstream Business, were approximately $36.1 million and $76.9 million for the three and six months ended June 30, 2014, respectively, of which $14.3 million and $29.0 million were related to maintenance capital expenditures and $21.8 million and $48.0 million were related to growth capital expenditures.

In order to lower sulfur dioxide (SO2) emissions from our Big Escambia Creek processing facility in Alabama, as required by our existing air emissions permit, our operating subsidiary initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and through June 30, 2014 had resulted in increased sulfur production and reductions in SO2 emissions to levels within the required permitted levels. The total cost of this phase through June 30, 2014 is approximately $19.2 million net to our interest.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek processing facility. This phase is designed to improve the operational reliability of the processing facility, further increase the quantity of marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Southern Alabama. The improvements to our sulfur recovery unit will also further reduce SO2 emissions, helping to ensure our compliance with the National Ambient Air Quality Standards the Environmental Protection Agency enacted in mid-2010. In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2015 and 2016 at a cost of approximately $11.6 million net to our interest. We expect the facility will require further upgrades to repair or replace certain sulfur recovery unit components beyond 2016.

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

In connection with making the distribution decision for the quarter ended March 31, 2014, the Board of Directors, upon management's recommendation, decided to suspend the quarterly distribution in order to preserve liquidity in advance of closing the contribution of the Midstream Business to Regency. For the quarter ended June 30, 2014, the Board of Directors, upon management's recommendation, decided to continue the suspension of the quarterly distribution . Management expects to recommend resuming the quarterly distribution for the quarter ended September 30, 2014.

The actual distributions we will declare will be subject to our operating performance, prevailing market conditions (including forward oil, natural gas and sulfur prices), the impact of unforeseen events and the approval of our Board of Directors and will be done pursuant to our distribution policy.

Revolving Credit Facility

On June 22, 2011, we entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative and documentation agent and swingline lender, Bank of America, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and the other lenders who are parties to the Credit Agreement.
On December 31, 2012, aggregate commitments under the Credit Agreement increased from $675 million to $820 million. We have the option to request further increases, subject to the terms and conditions of the Credit Agreement, up to a total aggregate amount of $1.2 billion. Availability under the Credit Agreement is subject to a borrowing base comprised of two components: the upstream component and the midstream component. As of June 30, 2014, our borrowing base totaled approximately $819 million, and based on our outstanding borrowings and letters of credit, we had approximately $45.8 million of availability under the Credit Agreement.

Effective June 1, 2014, the upstream component of the borrowing base decreased from $380 million to $330 million as part of the our regular semi-annual redetermination by our commercial lenders. Our next scheduled borrowing base redetermination is set for September 1, 2014. In addition, as a result of the completion of the contribution of the Midstream Business to Regency on July 1, 2014, our liquidity under the Credit Agreement is now strictly based on the upstream component of the borrowing base.
Senior Unsecured Notes
On May 27, 2011, we completed the sale of $300 million of our 8.375% senior unsecured notes due 2019 (the "Senior Notes") through a private placement, which were exchanged for registered notes on February 15, 2012. The Senior Notes will mature on June 1, 2019, and interest is payable on June 1 and December 1 each year. We used the net proceeds of approximately $290.3 million to repay borrowings outstanding under the Credit Agreement.
On July 13, 2012, we completed the sale of an additional $250.0 million of Senior Notes under the same indenture through a private placement. After the original discount of $3.7 million and excluding related offering expenses, we received net proceeds of approximately $246.3 million, which were used to repay borrowings outstanding under the Credit Agreement.
On July 1, 2014, as part of the contribution of the Midstream Business to Regency, $498.9 million face amount of newly-issued Regency unsecured senior notes due 2019 were exchanged for $498.9 million face amount of our existing Senior Notes. Thus, as of July 1, 2014, only $51.1 million face amount of our unsecured senior notes remained outstanding. See discussion below for changes to the Senior Notes' indenture.
Debt Covenants

Our Credit Agreement requires us to maintain certain leverage, current and interest coverage ratios. On February 26, 2014, we entered into an amendment to our Credit Agreement with our lender group which allowed for greater liquidity under the Credit Agreement and for greater covenant flexibility for the first quarter of 2014. Specifically, the amendment provides for: (i) an increase in the Total Leverage Ratio and Senior Secured Leverage Ratio (as defined in the Credit Agreement) for the quarter ended March 31, 2014; (ii) the exclusion of fees and expenses associated with the strategic review and disposition of the Partnership’s Midstream Business from the calculation of Consolidated EBITDA (as defined in the Credit Agreement); (iii) deferring the redetermination of the Upstream Borrowing Base (as defined in the Credit Agreement) until June 1, 2014; and (iv) the option for us, at our election, to expand the multiplier for the Midstream Borrowing Base (as defined in the Credit Agreement) from 3.75x to 4.00x. On March 31, 2014, we elected to expand the multiplier for the Midstream Borrowing Base.
On May 28, 2014, we entered into an amendment to our Credit Agreement that allows for greater liquidity and certain covenant relief through the second quarter of 2014. The amendment, among other items, provides for an increase in the midstream component of the Credit Agreement's total borrowing base and provides for an increase in the Total Leverage Ratio and Senior Secured Leverage Ratio (as defined in the Credit Agreement) for the quarter ended June 30, 2014. The amendment also provided that (i) effective June 1, 2014, the upstream component of the borrowing base of the Credit Agreement will decrease from $380 million to $330 million as part of the Partnership's regular semi-annual redetermination by its commercial lenders, (ii) the next borrowing base redetermination will be September 1, 2014, and (iii) that such reduction would automatically reduce aggregate commitments of the lenders under the Credit Agreement, with further automatic reductions in such aggregate commitments in amounts equal to, and upon, any future reductions in the borrowing base.
The following table presents the debt covenant levels specified in the Credit Agreement as of June 30, 2014:

Quarter Ended	Total Leverage Ratio	Senior Secured Leverage Ratio	Interest Coverage Ratio	Current Ratio
June 30, 2014	5.85	3.40	2.50	1.0
September 30, 2014	4.75	2.95	2.50	1.0
Thereafter	4.50	N/A	2.50	1.0

The following table presents the Partnership's actual covenant ratios as of June 30, 2014:

Interest coverage ratio	2.9
Total leverage ratio	5.77
Senior secured leverage ratio	3.37
Current ratio	1.0

As of June 30, 2014, we were in compliance with the financial covenants under the Credit Agreement. On July 1, 2014, we used the cash received from Regency for the Midstream Business Contribution (see above) to paydown $570.4 million outstanding under the Credit Agreement. Thus, as of July 1, 2014, the amount outstanding under the Credit Agreement was $198.6 million and as a result, our Total Leverage Ratio as of July 1, 2014 was 2.2.

Our Senior Notes were issued under an indenture that contains certain covenants limiting our ability to, among others, pay distributions, repurchase our equity securities, make certain investments, incur additional indebtedness, and sell assets. At June 30, 2014, we were in compliance with our covenants under the Senior Notes indenture. As $51.1 million of our unsecured senior notes did not exchange as part of the transaction with Regency and remain outstanding, we had secured a sufficient number of consents as part of the exchange offer, and thus on July 1, 2014, we amended the indenture governing the remaining outstanding unsecured senior notes to eliminate substantially all of the restrictive covenants and certain events of default pertaining to our senior notes.

For a further discussion of the Credit Agreement and Senior Notes, see Note 7 to our consolidated financial statements included in "Part II. Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

Cash Distributions

On January 28, 2014, we declared our fourth quarter 2013 cash distribution of $0.15 per unit to our common unitholders of record as of the close of business on February 7, 2014 (excluding certain restricted unit grants). The distribution was paid on February 14, 2014.

The quarterly cash distributions were suspended, upon recommendation of management and approval by the Board, for the quarters ended March 31, 2014 and June 30, 2014.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of June 30, 2014, working capital excluding assets and liabilities held for sale and the current portion of long-term debt, was a negative $49.1 million as compared to a negative $52.8 million as of December 31, 2013.

The net decrease in working capital of $3.7 million from December 31, 2013 to June 30, 2014, resulted primarily from the following factors:

•	accounts payable increased by $22.3 million primarily as a result of higher volumes and the timing of payments of unbilled expenditures;

•
risk management net working capital balance decreased by a net $11.6 million as a result of changes in the current portion of mark-to-market unrealized positions as a result of increases to the forward natural gas, oil and NGL price curves; and

•	accrued liabilities increased by $12.1 million primarily reflecting accrued interest.

These decreases were partially offset primarily by the following factors:

•	trade accounts receivable increased $17.5 million, primarily from higher volumes and the timing of the receipt of payments;

•	prepayment and other current assets increased $7.2 million primarily due to the payment of insurance premiums; and

•	cash and cash equivalents increased by $0.7 million primarily due to the timing of payments and the receipt of cash.

Cash Flows for the Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

Cash Flow from Operating Activities. Cash flows from operating activities decreased $31.4 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease was driven by:

•	Timing of cash payments and cash receipts; and

•	A decrease in our results of operations due to commodity risk management losses.

Cash Flows from Investing Activities. Cash flows used in investing activities decreased $19.6 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease was due to a decline in capital expenditures during the six months ended June 30, 2014 of $19.6 million as compared to the same period in 2013.

Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $2.0 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease was driven by:

•	Decreased in net proceeds of $98.2 million from our equity offering during the six months ended June 30, 2013, as compared to the same period in 2014;

•	Net proceeds on the Credit Agreement were $62.2 million during the six months ended June 30, 2014, as compared to net payments of $4.5 million during the six months ended June 30, 2013; and

•	Proceeds from derivative contracts decreased by $4.3 million during the six months ended June 30, 2014, as compared to the same period in 2013.

These decreases were partially offset by:

•
Decreased distributions of $43.3 million during the six months ended June 30, 2014, as compared to the same period in 2013, as a result of our dropping our quarterly distribution rate to $0.15 (for the fourth quarter of 2013) compared to $0.22 (for the fourth quarter of 2012) and the suspension of our quarterly distribution for the first quarter of 2014.

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

Off-Balance Sheet Obligations

We had no off-balance sheet transactions or obligations as of June 30, 2014.

Recent Accounting Pronouncements

For recent accounting pronouncements, please see Note 3 of our unaudited condensed consolidated financial statements included in "Part I. Item 1. Financial Statements" of this Form 10-Q.

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

We use Adjusted EBITDA as a measure of our core profitability to assess the financial performance of our assets. Adjusted EBITDA is also used as a supplemental financial measure by external users of our financial statements such as investors, commercial banks and research analysts.  For example, the compliance covenant used by our lenders under our Credit Agreement which is designed to measure the viability of us and our ability to perform under the terms of our Credit Agreement uses our Adjusted EBITDA.  We believe that investors benefit from having access to the same financial measures that our management team uses in evaluating performance.  Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash, mark-to-market benefit (charge) which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA reflects more accurately our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also describes more accurately the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements a more accurate picture of our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations. Our Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as us.

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

The following table sets forth a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Reconciliation of Adjusted EBITDA to net cash flows provided by (used in) operating activities and net income:
Net cash flows provided by operating activities	$2,077	$37,865	$25,674	$57,084
Add (deduct):
Discontinued operations	(25,646)	3,901	(36,249)	(17,689)
Depreciation, depletion, amortization and impairment	(20,299)	(23,899)	(40,705)	(45,195)
Amortization of debt issuance costs	(610)	(746)	(1,269)	(966)
(Loss) gain from risk management activities, net	(18,652)	17,187	(28,975)	10,195
Derivative settlements - operating	2,176	(2,341)	5,314	(5,024)
Other	(1,375)	(2,762)	(3,903)	(5,523)
Accounts receivable and other current assets	3,998	(11,540)	24,728	(6,211)
Accounts payable and accrued liabilities	12,223	(2,222)	(7,208)	(3,822)
Other assets and liabilities	3,067	589	989	(331)
Net loss	(43,041)	16,032	(61,604)	(17,482)
Add (deduct):
Interest expense, net	6,663	6,211	13,124	12,935
Depreciation, depletion, amortization and impairment	20,299	23,899	40,705	45,195
Income tax expense benefit	(885)	(544)	(1,750)	(2,105)
EBITDA	(16,964)	45,598	(9,525)	38,543
Add (deduct):
Loss (gain) from risk management activities, net	18,652	(17,187)	28,975	(10,195)
Total derivative settlements	(3,893)	2,173	(8,739)	5,900
Restricted unit compensation expense	1,459	2,694	4,042	4,705
Non-cash mark-to-market Upstream imbalances	(1)	(5)	(7)	(5)
Discontinued operations	25,646	(3,901)	36,249	17,689
ADJUSTED EBITDA	$24,899	$29,372	$50,995	$56,637

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Risk and Accounting Policies

We are exposed to market risks associated with adverse changes in commodity prices, interest rates and counterparty credit. We may use financial instruments such as put and call options, swaps and other derivatives to mitigate the effects of the identified risks. Adverse effects on our cash flow from changes in crude oil, natural gas, NGL product prices or interest rates could adversely impact our ability to make distributions to our unitholders, meet debt service obligations, fund required capital expenditures, and other similar requirements. Our management has established a comprehensive review of our market risks and has developed risk management policies and procedures to monitor and manage these market risks. Our general partner is responsible for the overall approval of market risk management policies, delegation of transaction authority levels, and for the establishment of a Risk Management Committee ("RMC"). The RMC is composed of officers (including our chief executive officer) who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The RMC is responsible for the overall management of commodity price risk, interest rate risk and credit risk, including monitoring exposure limits.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of crude oil, natural gas, NGLs and other commodities.Our profitability and cash flow are affected by changes in prices of these commodities. These prices are impacted by changes in the supply and demand for these commodities, as well as market uncertainty and other factors beyond our control.

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

We have not designated our contracts as accounting hedges based on authoritative guidance. As a result, we mark our derivatives to market with the resulting change in fair value being included in our statement of operations. As of June 30, 2014, our commodity hedge portfolio totaled a net liability position of $15.9 million (which does not include amounts classified as held for sale), consisting of assets aggregating $3.6 million (which does not include amount classified as held for sale) and liabilities aggregating $19.5 million (which does not include amounts classified as held for sale). For additional information about our hedging activities and related fair values, see "Part I. Item 1. Financial Statements" Notes 10 and 11.

We continually monitor our commodity sales agreements and hedging portfolio and expect to continue to adjust our hedge position as conditions warrant.

Interest Rate Risk

We are exposed to variable interest rate risk as a result of borrowings under our Credit Agreement. To mitigate its interest rate risk, we have entered into various interest rate swaps that eliminate interest rate variability by effectively converting LIBOR-based variable-rate payments to fixed-rate payments. Amounts received or paid under these swaps were recorded as reductions or increases in interest expense.

We have not designated our contracts as accounting hedges. As a result, we mark our derivatives to market with the resulting change in fair value included in our statement of operations. As of June 30, 2014, the fair value liability of these interest rate contracts totaled approximately $6.5 million. For additional information about our interest rate swaps and related fair values, see "Part I. Item 1. Financial Statements" Notes 10 and 11.

As of July 1, 2014, due to the completion of the contribution of the Midstream Business to Regency and the use of some of the consideration received from the transaction to pay down a portion of the amount outstanding under our Credit Agreement, the notional amount of our interest rate swaps was in excess of our outstanding floating rate borrowings. Due to our future anticipated borrowings, we have no current plans to terminate a portion of our interest rate swaps to eliminate our over-hedged interest rate exposure.

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

Our derivative counterparties at June 30, 2014, not including counterparties of our marketing and trading business, included Wells Fargo Bank, National Association, Comerica Bank, Bank of Nova Scotia, The Royal Bank of Scotland plc, Bank of America N.A., J Aron & Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, BBVA Compass Bank, Royal Bank of Canada, Regions Financial Corporation and CITIBANK, N.A.

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

In March and April 2014, alleged Eagle Rock unitholders filed three class action lawsuits in the United States District Court for the Southern District of Texas on behalf of our public unitholders. The lawsuits name us, our Board of Directors, Regency Energy Partners, L.P. (“Regency”), and Regal Midstream LLC as defendants. One of the lawsuits also names our general partner and our general partner’s general partner as defendants. Plaintiffs in each lawsuit allege a variety of causes of action challenging Regency’s acquisition of our midstream assets, including alleged breaches of fiduciary or contractual duties, alleged aiding and abetting these alleged breaches of duty, and alleged violations of the Securities Exchange Act of 1934. The lawsuits allege that we (i) sold our midstream assets for inadequate value, (ii) engaged in an unfair sales process, (iii) agreed to contractual terms (the no-solicitation, fiduciary out, superior proposal, and termination fee provisions and the voting and support agreement) that would dissuade other potential acquirors from seeking to purchase the midstream assets, and (iv) failed to disclose material information in our definitive proxy statement concerning the analysis of our financial advisors, potential conflicts of the advisors (and directors), management’s financial projections, strategic alternatives, other potential acquirors, the bases for certain actions, and the background of the transaction. Based on these allegations, the plaintiffs seek in each case to have the sale rescinded, and also seek monetary damages and attorneys’ fees. The United States District Court for the Southern District of Texas has yet to resolve a pending motion to consolidate the three lawsuits or two pending motions to appoint a lead plaintiff. We believe that the lawsuits are without merit.

Item 1A.	Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risks discussed in our annual report on Form 10-K for the year ended December 31, 2013, under the headings “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2013, and the subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of common units during the three months ended June 30, 2014:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	—
May 1, 2014 - May 31, 2014	(219,036)	$4.17	—	—
June 1, 2014 - June 30, 2014	(34,270)	$4.99	—	—
Total	(253,306)	$4.28	—	—

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

2.1*
Contribution Agreement dated as of December 23, 2013, by and among Eagle Rock Energy Partners, L.P. and Regal Midstream LLC (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013).

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

4.1
Third Supplemental Indenture dated as of July 1, 2014, among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commissions on July 3, 2014).

10.1
Fourth Amendment to Amended and Restated Credit Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated May 28, 2014 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on May 29, 2014).

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2014.

EAGLE ROCK ENERGY PARTNERS, L.P.

By:	Eagle Rock Energy GP, L.P., its general partner

By:	Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ ROBERT M. HAINES
Name:	Robert M. Haines
Title:	Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

2.1*
Contribution Agreement dated as of December 23, 2013, by and among Eagle Rock Energy Partners, L.P. and Regal Midstream LLC (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 23, 2013).

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

4.1
Third Supplemental Indenture dated as of July 1, 2014, among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant's current report on Form 8-K filed with the Commissions on July 3, 2014).

10.1
Fourth Amendment to Amended and Restated Credit Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated May 28, 2014 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on May 29, 2014).

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.