Form 10-K
period 2014-12-31
EAGLE ROCK ENERGY PARTNERS L P
filed 2015-03-02
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant's common units held by non-affiliates of the registrant was $514,751,744 based on the closing sale price as reported on NASDAQ Global Select Market.

The issuer had 151,223,977 common units outstanding as of February 26, 2015.

 DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III of this report.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as defined by federal securities laws. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. We do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth under Item 1A of this report. These factors include but are not limited to:

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

fee mineral:    A perpetual ownership of all or a portion of the oil, natural gas and other naturally-occurring substances that lie beneath the surface of the earth in a specific area.

field:    An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

gross acres:    The total acres or wells, as the case may be, in which a working interest is owned.

MBbls:    One thousand barrels of crude oil or other liquid hydrocarbons.

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

MMcfe: One million cubic feet of natural gas equivalent, using a ratio of six Mcf of natural gas to one Bbl of crude oil and NGLs.

MMcfe/d:    One million cubic feet of natural gas equivalent per day.

natural gas liquids or NGLs:    The combination of ethane, propane, isobutane, normal butane and natural gasoline that may be removed from natural gas as a liquid under certain levels of pressure and temperature. Most NGLs are gases at room temperature and pressure.

net acres:    The sum of the fractional working interests owned in gross acres or wells, as the case may be.

NYMEX:    New York Mercantile Exchange.

oil:    Crude oil and condensate.

ii

play: A geographic area with hydrocarbon potential.

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

proved undeveloped reserves:    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

unit development cost:  The capital expenditures required to develop proved or unproved reserves per unit of reserves added or transferred from undeveloped or non-producing acreage to proved developed reserves, expressed in $/Mcfe or $/Boe.

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

iii

In this Annual Report on Form 10-K (this "report"), as the context requires, references to “Eagle Rock Energy Partners, L.P.,” “Eagle Rock,” the “Partnership,” “we,” “our,” “us,” or like terms, refer to Eagle Rock Energy Partners, L.P. and/or one or more of its subsidiaries. References to our “general partner” refer to Eagle Rock Energy GP, L.P., and the general partner of Eagle Rock Energy GP, L.P., Eagle Rock Energy G&P, LLC, both wholly-owned subsidiaries of the Partnership. References to “Natural Gas Partners” or “NGP” refers collectively to Natural Gas Partners VII, L.P.; Natural Gas Partners VIII, L.P.; and such other entities as set forth on that certain Schedule 13D/A filed with the Securities and Exchange Commission on September 22, 2014 including, without limitation, Montierra Minerals & Production, L.P. and Montierra Management LLC (collectively the "Montierra Entities") in the context of any description of our investors, and in other contexts refer to NGP Energy Capital Management, which manages a series of energy investment funds, including Natural Gas Partners VII, L.P. and Natural Gas Partners VIII, L.P. References to the “NGP Investors” refer to Natural Gas Partners and some of our directors and current and former members of our management team. References to our “Board of Directors” or "Board" refer to the board of directors of Eagle Rock Energy G&P, LLC.

PART I

Item 1.	Business.

Overview and Recent Events

We are a domestically-focused, growth-oriented, publicly-traded Delaware limited partnership engaged in developing and producing oil and natural gas properties. Our interests include operated and non-operated wells located in four significant oil and gas producing regions: (i) Mid-Continent (which includes areas in Oklahoma, Arkansas and the Texas Panhandle); (ii) Alabama (which includes one treating facility and one natural gas processing plant and related gathering system); (iii) Permian (which includes areas in West Texas); and (iv) East Texas/South Texas/Mississippi.

Our objective is to grow our business in a manner that enhances our ability to maintain and increase cash distributions to our unitholders. To do so, we focus on achieving operational excellence, executing accretive low-risk acquisitions, pursuing organic growth opportunities, and allocating a portion of our cash flows to fund growth-related capital expenditures.

On July 1, 2014, we contributed our midstream business to Regency Energy Partners LP ("Regency") (such contribution, the "Midstream Business Contribution"). Our "Midstream Business" consisted of gathering, compressing, treating, processing, transporting, marketing and trading natural gas, fractionating, transporting and marketing natural gas liquids ("NGLs") and crude oil and condensate logistics and marketing (collectively, the "Midstream Business") The consideration we received for the Midstream Business Contribution included: (i) $576.2 million in cash; (ii) 8,245,859 Regency common units (valued at approximately $265.6 million based on the closing price of Regency common units on June 30, 2014) and (iii) the exchange of $498.9 million face amount of our outstanding unsecured senior notes ("Senior Notes") for an equivalent amount of Regency unsecured senior notes. Following the Midstream Business Contribution, $51.1 million of our Senior Notes remained outstanding under an amended indenture with substantially all of the restrictive covenants and certain events of default eliminated.

Accordingly, we have retrospectively adjusted prior periods as reflected in our consolidated financial statements to reflect the Midstream Business's assets and liabilities as held for sale and operations as discontinued. As a result of this transaction, we report our business as one segment. See our consolidated financial statements, and the notes thereto, included elsewhere in this report, for financial information on our operations and assets; such information is incorporated herein by reference.

Ownership Structure

The diagram below depicts our ownership structure as of February 26, 2015.

Common Unitholders
151,223,977 Common Units (1)
Non Economic General Partner Interest
Eagle Rock Energy Partners, L.P. (DE)
Operating Subsidiaries
100%
Eagle Rock Energy G&P Holding, Inc. (DE)
100%
Eagle Rock Energy Finance Corp. (DE)
99.5%
.5%
Eagle Rock Energy G&P, LLC (DE)
99.999% (LP)
.001% (GP)
Eagle Rock Energy GP, L.P. (DE)

_________53,340,601 of such common units are beneficially held by NGP. "NGP" refers collectively to Natural Gas Partners VII, L.P.; Natural Gas Partners VIII, L.P.; and such other entities as set forth on that certain Schedule 13D/A filed with the Securities and Exchange Commission on September 22, 2014 including, without limitation, Montierra Minerals & Production, L.P. and Montierra Management LLC (collectively the "Montierra Entities"). For a discussion of beneficial ownership in the Montierra Entities by certain current and former members of management, see Part III, Item 12 -Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, incorporating by reference our to-be-filed proxy statement for our 2015 Annual Meeting of Unitholders.

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

Table of Significant Acquisitions/Dispositions in the Past Five Years

Closing Date	Transactions	Amount ($ in Millions)	Financing/Consideration Sources ($ in Millions)				Segment
			Cash	Debt	Equity	Cash from equity offerings
Acquisitions:
5/3/2011	Mid-Continent Acquisition	$563.7	$15.0	$212.6	$336.1	$—	Upstream
10/1/2012	Panhandle Acquisition (a)	$230.6	$—	$146.3	$—	$84.3	Midstream
Dispositions:
5/24/2010	Minerals Business Disposition (b)	$174.5	$174.5	$—	$—	$—	Minerals
7/1/2014	Contribution of Midstream Business (a)	$1,340.7	$576.2	$498.9	$265.6	$—	Midstream
_______________________________

(a)	Midstream acquisitions and divestiture are included within discontinued operations.

(b)	Amount includes approximately $2.9 million of cash received from the Minerals Business after the effective date of the sale.

Contribution of Midstream Business

As discussed above in the "Overview and Recent Events" section, on July 1, 2014, we contributed our Midstream Business to Regency for total consideration of approximately $1.3 billion.

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

Business Overview

Our business consists of long-lived, high working interest properties with extensive production histories and development opportunities located in four regions within the United States:

•	Mid-Continent, which includes areas in Oklahoma, Arkansas and the Texas Panhandle;

•	Alabama, which includes associated gathering and processing assets;

•	Permian, which includes areas in West Texas; and

•	East Texas/South Texas/Mississippi/Louisiana.

As of December 31, 2014, these working interest properties included 561 gross operated productive wells and 1,217 gross non-operated wells with net production of approximately 73.5 MMcfe/d and proved reserves of approximately 169.1 Bcf of natural gas, 11.0 MMBbls of crude oil, and 13.8 MMBbls of natural gas liquids, of which 78.5% were proved developed. The reserve life index is approximately 11.8 years based on our average daily production for the year ended 2014.

The Golden Trend field in Oklahoma (including the portion of the South Central Oklahoma Oil Province ("SCOOP") play that is designated as part of the Golden Trend field) contains 38% of our proved reserves. As of December 31, 2013, the Golden Trend field accounted for 41% of our reserves, but the percentage decreased in 2014 due to downward revisions in wells completed in the vertical Big Four and Bromide reservoirs related to lower performance, combined with higher operating costs. The next largest field is the Big Escambia Creek field (located in Alabama) which contains 14% of our proved reserves; no other field exceeds 10% of our proved reserves.

The following table summarizes our producing properties by region:

Region	Average net daily production			Gross productive wells
	Oil, Bbl/d	Natural gas, Mcf/d	Natural gas liquids, Bbl/d	Operated	Non- Operated
December 31, 2014
Mid-Continent Region
Golden Trend (a)	1,461	10,470	1,560	96	95
All other Mid-Continent Region	208	15,577	398	211	964
Alabama Region	1,267	2,654	625	22	3
Permian Region	481	1,576	196	191	53
East Texas/South Texas/Mississippi/Louisiana Region	179	2,587	394	41	102
Total	3,596	32,864	3,173	561	1,217

December 31, 2013
Mid-Continent Region
Golden Trend (a)	1,128	10,623	1,492	90	94
All other Mid-Continent Region	196	17,275	347	209	950
Alabama Region	1,342	2,635	652	27	3
Permian Region	469	1,471	198	192	53
East Texas/South Texas/Mississippi Region	214	3,076	477	44	102
Total	3,349	35,080	3,166	562	1,202

December 31, 2012
Mid-Continent Region
Golden Trend (a)	774	8,107	1,113	78	95
All other Mid-Continent Region	313	27,430	602	208	983
Alabama Region	1,406	3,651	644	26	3
Permian Region	472	1,450	190	207	55
East Texas/South Texas/Mississippi Region	272	4,299	515	40	113
Total	3,237	44,937	3,064	559	1,249
 ____________________________

(a)	Individual field representing greater than 15% of our total proved reserves.

 Mid-Continent Region. The Mid-Continent region consists of operated and non-operated properties in the Golden Trend field, Cana (Woodford) shale play, Verden field, and other fields located in the Anadarko Basin of western Oklahoma; the Mansfield field and other fields in the Arkoma Basin of Arkansas and Oklahoma; and various fields in the Texas Panhandle. Within the Mid-Continent region, our assets can generally be characterized as mature fields that produce from multiple reservoirs. Productive depths range from approximately 2,500 feet in the Arkoma fields of western Arkansas to greater than 18,000 feet in the Springer formation in certain western Oklahoma fields.

Our largest producing field in the region is the Golden Trend field, which extends across Grady, McClain and Garvin Counties in Oklahoma. The field is a large structural trap, discovered in 1947, that produces from the shallow Pennsylvanian Deese formation to the deep Ordovician Arbuckle formation. Most of our current production is from the Bromide formation and the "Big Four" interval consisting of the Viola, Hunton, Woodford and Sycamore formations. We typically drill through all these formations and perform multi-stage fracture stimulation completions in the Bromides and "Big Four" interval.

We have a significant ownership position in the expanding Cana (Woodford) shale, Springer shale and Southeast Cana shale plays in western Oklahoma. We have approximately 22,846 net acres in these plays extending across Canadian, Blaine, Dewey, Grady, Garvin, McClain and Stephens Counties in Oklahoma. The Cana and Southeast Cana Shale produce from horizontal wells drilled to vertical depths of 11,000 to 16,000 feet and extended with horizontal lateral lengths of approximately 5,000 to 10,000 feet. The horizontal laterals are fracture stimulated in multiple stages to optimize production from the shale reservoir.

In the Mid-Continent region, we operate 307 productive wells and own a working interest in an additional 1,059 non-operated productive wells. The average working interest in these productive operated and non-operated wells is 84% and 8%, respectively. The net production averaged approximately 48.6 MMcfe/d in the year ended 2014, of which approximately 62% was produced from wells we operated. Most of the non-operated production comes from the properties within the Cana Shale and Southeast Cana shale plays, Verden field, and various other fields located in the Arkoma and Anadarko Basin. The majority of the interests in the Cana shale and Southeast Cana shale plays are operated by large upstream companies with significant experience and expertise in developing shale gas reserves.

Alabama Region. The Alabama region includes the Big Escambia Creek, Flomaton and Fanny Church fields located in Escambia County, Alabama. These fields produce from either the Smackover or Norphlet formations at depths ranging from approximately 15,000 to 16,000 feet.  The Big Escambia Creek field was discovered in 1971 and encompasses approximately 10,278 gross (7,687 net) Eagle Rock operated acres.  We operate sixteen productive wells with an average ownership of 75% working interest and 62% net revenue interest in the Big Escambia Creek field.

The Fanny Church field is located two miles east of Big Escambia Creek. Our ownership includes approximately 1,123 gross (839 net) operated acres that include three productive operated wells with an ownership of 80% working interest and 62% net revenue interest.

The Flomaton field is adjacent to and partially underlies the Big Escambia Creek field.   The field encompasses approximately 2,570 gross (2,215 net) acres and produces from the Norphlet formation at depths from approximately 15,000 to 16,000 feet.  We participate in one non-operated well with a 30% working interest and a 26% net revenue interest. We will be concluding a completion and a recompletion operation on two wells in 2015 with an average 97% working interest and 83% net revenue interest.

The Smackover and Norphlet reservoirs are sour gas condensate reservoirs which produce gas and fluids containing a high percentage of hydrogen sulfide and carbon dioxide. These impurities are extracted at the Eagle Rock-operated Big Escambia Creek Treating Facility and the effluent gas is further processed for the removal of natural gas liquids in the Big Escambia Creek Gas Processing Facility. During the fourth quarter of 2014, the Flomaton facility sulfur recovery unit was shut down and full well stream Flomaton facility gas was re-routed to the Big Escambia Creek facility for treating and processing. The operation of the wells and the facility is closely connected, and we are the largest owner and operator of the combined assets. In addition to selling condensate, natural gas, and NGLs, we also market elemental sulfur.

Permian Region. The Permian region contains numerous fields, including Ward South and Ward-Estes North located mainly in Ward, Pecos, and Crane Counties, Texas.  These fields are located on the Central Basin Platform, which extends from central Lea County in New Mexico to central Pecos County in Texas and encompasses hundreds of fields with multiple productive intervals from the Yates-Seven Rivers-Queen group through the Ellenburger formations. In Ward County, we have approximately 10,285 gross (10,215 net) acres of leasehold, and we operate fields with multiple productive horizons, which produce from depths of 2,300 feet (Yates) to 9,100 feet (Pennsylvanian).   Two of our major properties in the region, the Louis Richter lease and the American National Life lease, are located in Ward County. In Crane County, the Southern Unit is located in the Running “W” Waddell field, which was discovered in the mid-1930s and produces predominantly oil at depths from approximately 5,750 to 5,900 feet.  We operate 191 productive wells and own an interest in another 53 non-operated productive wells across approximately 22,666 net acres in the Permian region.   Our ownership in the Permian region operated wells averages 95% net working interest and 76% net revenue interest.

East Texas/South Texas/Mississippi/Louisiana Region. In East Texas, Mississippi and Louisiana, we operate 41 productive wells and own a non-operated interest in an additional 102 wells. The average working interest in these productive operated and non-operated wells is 87% and 2%, respectively. The East Texas fields produce primarily from the Smackover Trend at depths from 12,000 to 12,700 feet and encompass approximately 18,991 gross (15,872 net) Eagle Rock acres. In East Texas, we operate 32 productive wells which produce gas that contains between approximately 25% to 65% of impurities (hydrogen sulfide, nitrogen, and carbon dioxide). The Edgewood field in East Texas contains two productive gas wells in the Cotton Valley at depths of 11,500 to 11,600 feet which produce "sweet" natural gas. The East Texas production, with the exception of a single well, is gathered by Tristream Energy, LLC and processed at its Eustace Plant for separation of condensate, removal of impurities, and extraction of natural gas liquids and sulfur.

In South Texas, we operate seven productive wells with 100% working interest and 88% net revenue interest in the Jourdanton field in Atascosa County, Texas, which was discovered in 1945 by Humble Oil Company.  Our net leasehold ownership in the field is 544 acres.  Our production from the field is primarily from the Edwards carbonates (7,300 to 7,400 feet); however, production has been established in multiple reservoirs above the Edwards interval, predominately the Georgetown, Austin Chalk, and Buda formations.  In addition, the Eagle Ford shale is productive in the southern portion of Atascosa County, but it has not been widely tested in the immediate vicinity of our wells.

Our Mississippi properties produce from the Smackover formation at depths of 16,500 feet to 17,200 feet, and our interests encompass approximately 800 gross and 790 net acres. We operate one productive oil well and one productive gas well in Mississippi.

Customers

For the year ended December 31, 2014, NGL Energy Partners LP, CVR Refining, LP and Oneok Partners, LP, our largest customers, represented 15%, 12% and 11%, respectively, of our total sales revenue (excluding gains and losses on commodity derivatives).

Seasonality

Generally, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or abnormally hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other natural gas and oil operations in certain areas.

Productive Wells

On December 31, 2014, we had under operation 287 gross (260 net) productive oil wells and 274 gross (229 net) productive natural gas wells. On December 31, 2014, we owned non-operated interests in an additional 186 gross (28 net) productive oil wells and 1,031 gross (72 net) productive natural gas wells.

Developed and Undeveloped Acreage

The following table describes the leasehold acreage we owned as of December 31, 2014:

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Total	505,091	196,672	14,058	5,960	519,149	202,632
____________________________

(a)	Developed acres are acres pooled or assigned to productive wells.

(b)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

Drilling and Recompletion Activity

The following table describes our drilling activities for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
	Gross	Net	Gross	Net	Gross	Net
Development wells (a):
Productive	26	11	44	13	33	15
Dry	1	1	1	1	—	—
Total	27	12	45	14	33	15
____________________________

(a)	Includes extension wells.

During 2014, we drilled and completed twelve operated wells, which included two horizontal wells in the Southeast Cana shale play, eight vertical wells in the Golden Trend field and two vertical wells, one of which was a dry hole, in Big Escambia Creek field. In addition, we participated with a working interest in 15 non-operated wells drilled and completed in the Mid-Continent region. Our average working interest in these operated and non-operated drilling programs are 82% and 11% respectively. During 2014, seven recompletions and 15 capital work-over projects were conducted. Overall, the capital program achieved a unit development cost of $20.30/Boe. As of December 31, 2014, one operated well (31% net) was being completed and one (69% net) was in the process of being drilled.

During 2013, we drilled fourteen operated wells, which included two horizontal wells in the Southeast Cana shale play, eleven vertical wells in the Golden Trend field and one well in Big Escambia Creek field. In addition, we participated with a working interest in thirty-one non-operated wells drilled and completed in the Mid-Continent region. Our average working interest in these operated and non-operated drilling programs are 92% and 3.5%, respectively. During 2013, ten recompletions and thirty-two workover projects were conducted. Overall, the capital program achieved a unit development cost of $20.34/Boe.

During 2012, we drilled and completed eleven operated wells in our Mid-Continent region, which included four wells in the Cana and Cana Southeast Shale plays and seven wells in the Golden Trend field. In addition, we participated with a working interest in twenty non-operated wells drilled and completed in the region. In our remaining operated regions, we drilled and completed one operated well in the Permian Basin and one non-operated well in East Texas. During 2012, recompletion and workover projects were conducted on thirty-one operated wells and one non-operated well. Overall, the capital program generated a unit development cost of $22.08/Boe.

During the years ended December 31, 2014, 2013 and 2012, we did not drill or participate in the drilling of any exploratory wells.

Oil and Natural Gas Reserves

Estimates of proved reserves as of December 31, 2014 were based on estimates made by our independent engineers, Cawley, Gillespie & Associates, Inc (“CGA”). CGA has conducted the annual estimate of proved reserves for us since 2007. In 2014, CGA was engaged by and provided its reports to our senior management team.  The Audit Committee has the authority to engage and terminate the independent reserve engineer.  Management continues, however, to have direct oversight of the independent reserve engineer's activities.

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

Qualifications of Reserve Estimators

Our reserves estimation process involves two major steps: (i) the population of a reserves database by our Technical Evaluations staff, and (ii) the preparation of an independent reserves report which uses the database as its starting point.  The independent reserves report is prepared by CGA, which is a Texas Registered Engineering Firm (F-693).  The primary engineer on our account is Ms. Kellie Jordan who works under the supervision of Mr. Robert Ravnaas, President.  Mr. Ravnaas is a State of Texas Licensed Professional Engineer (License #61304). CGA's report is attached as Exhibit 99.1 to this report.

In the preparation of its report, CGA relies on engineering, financial and other data provided by our staff and is overseen by our Director - A&D and Reserves, Mr. Kevin D. Neeley.  Mr. Neeley has over 26 years of experience in petroleum engineering, economics, field operations, finance and acquisitions.  He earned a Bachelor's of Science degree in Petroleum Engineering Technology from Oklahoma State University and an MBA degree in finance from the University of St. Thomas.  He is a member of the Society of Petroleum Engineers.

Internal Controls Over Reserve Estimation

One of our primary controls with respect to reserve reporting is the independent reserve report; however, we also have various internal controls to ensure that the data we supply to CGA is accurate.  Among other things, our internal controls include the following items:

•	A process to identify all of the drilled producing wells and add them to our database.

•	A process to retrieve production data from the IHS software application we use, to use as the basis of our decline curve forecasts.

•
A process to estimate various economic parameters, such as operating costs; price differentials; gas shrinkages; and condensate and NGL yields.  This process relies on historical data provided by our accounting department and our operations engineers.

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

After CGA has made their preliminary reserves estimate, the Director - A&D and Reserves reviews their results and compares them to our historic production rates, operating costs, price differentials, severance tax rates and ad valorem tax rates.  If they are not consistent with our historical results, the database is scrutinized to identify and correct possible sources of error.  The Director - A&D and Reserves and his staff also review the production forecasts prepared by CGA for possible errors, omissions or significant differences in engineering judgment.  In those instances, the issue is discussed with CGA and additional supporting data is provided, if needed.  Capital costs and investment timing are also reviewed to ensure that they are consistent with our five year development plan and our approved budget.

After CGA has completed its report, our Technical Evaluations group prepares the reserves reconciliation.  During this process, we occasionally identify small discrepancies that we believe should be corrected and these discrepancies  are discussed and resolved with CGA.

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

Proved Reserves

The following table presents our estimated net proved natural gas and oil reserves on December 31, 2014. These values are based on independent reserve reports prepared by CGA.

Oil and natural gas liquids prices applied for 2014 are based on an average of the prior twelve months first-of-month spot prices of West Texas Intermediate ($94.99 per barrel) and are adjusted for quality, transportation fees, and price differentials. Likewise, natural gas prices applied for 2014 are based on an average of the prior twelve months first-of-month spot prices of Henry Hub natural gas ($4.35 per MMBtu) and are adjusted for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. Such prices, calculated in accordance with SEC guidelines, were higher than market prices as of December 31, 2014.

As of December 31, 2014
Reserve Data:
Estimated net proved reserves:
Natural gas (Bcf)	169.1
Oil (MMBbls)	11.0
Natural Gas Liquids (MMBbls)	13.8
Total (Bcfe)	318.2
Proved developed (Bcfe)	249.7
Proved developed reserves as % of total proved reserves	78.5%

Estimated net undeveloped reserves:
Natural gas (Bcf)	42.3
Oil (MMBbls)	1.4
Natural Gas Liquids (MMBbls)	2.9
Total (Bcfe)	68.5
Proved undeveloped (Bcfe)	68.5

Proved Undeveloped Reserves

As of December 31, 2014, our proved undeveloped reserves totaled 42.3 Bcf of natural gas, 1.4 MMBbls of oil and 2.9 MMBbls of natural gas liquids. The total proved undeveloped reserves of 68.5 Bcfe results from a decrease of approximately 25.3 Bcfe, or 27.0%, from total proved undeveloped reserves of approximately 93.8 Bcfe as of December 31, 2013. The changes in our proved undeveloped reserves during 2014 were attributable to:

•	An increase of 26.5 Bcfe due to extensions and discoveries, primarily in our Golden Trend area and Southeast Cana Woodford play;

•	A decrease of approximately 19.1 Bcfe resulting from transfers to the proved developed producing category as a result of development drilling;

•
A decrease of approximately 32.7 Bcfe due to revisions to previous estimates, composed of 3.0 Bcfe due to recategorizing proved undeveloped locations from proved to probable reserves due to poor economic expectations and 0.2 Bcfe due to recategorizing proved undeveloped locations to contingent resources because they were non-commercial at the time, a decrease of 29.5 Bcfe due to other changes including increased costs, negative changes to forecast performance expectations and widening product price differentials; and

•	No changes to proved undeveloped reserves related to purchase and sales or improved recovery.

We spent approximately $49.4 million of capital expenditures in 2014 to drill wells classified as proved undeveloped as of December 31, 2013. Our working interest in these wells at the time they were drilled was often significantly greater than our working interest as of December 31, 2013 because other working interest owners elected to not participate in the wells. As a result, the amount of reserves transferred into the proved developed producing category on account of wells drilled in 2014 was often significantly greater than the wells’ estimated proved undeveloped reserves as of December 31, 2013. In addition, the amount of reserves transferred into the proved developed producing category on account of wells drilled in 2014 was often different from the wells’ estimated proved undeveloped reserves as of December 31, 2013 because the performance of the wells differed from our original expectations.

As a master limited partnership, we grow primarily through acquisitions of producing properties and subsequently conduct development activities on those properties to maintain or grow our production rates.  The acquisition candidates that meet our investment criteria often have a high ratio of developed to undeveloped reserves, and we conduct limited exploration activities. As of December 31, 2014, we had 97 drilling locations associated with proved undeveloped reserves.

We approach the development of our undeveloped reserves at a measured pace, in order to hold our production rate fairly constant or slightly inclining.  The development plan in our proved reserves report contemplates the drilling of all of our undeveloped locations within five years of initial booking.

Our undeveloped drilling locations are concentrated in the Mid-Continent region, primarily in the Golden Trend field of Grady and Stephens Counties, Oklahoma and the Cana Shale and Southeast Cana Shale plays in western Oklahoma.

Of the 27 wells drilled during the year ended December 31, 2014, six were proved undeveloped locations and of these six, all were operated. In 2013, of the 45 wells drilled, seven of the operated wells and four of the non-operated wells were proved undeveloped locations. In 2012, of the 33 wells drilled, eight of the operated wells and three of the non-operated wells were proved undeveloped locations.

Oil and Natural Gas Production

For details and a discussion of our net production, realized prices by product and production costs for the years ended December 31, 2014, 2013 and 2012, see our discussion of the results of operations within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Year Ended December 31, 2014 Compared with Year Ended December 31, 2013 and Year Ended December 31, 2013 Compared with Year Ended December 31, 2012.  Production costs, excluding ad valorem and severance taxes for the years ended December 31, 2014, 2013 and 2012 were $8.07/Boe, $8.16/Boe and $7.14/Boe, respectively.

Regulation of Our Operations

Safety and Maintenance Regulation

The natural gas and oil industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the natural gas and oil industry is constantly evolving, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are authorized by statute to issue new and revised rules and regulations, some of which carry substantial penalties for failure to comply, which could be applicable to our business. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us differently or to a greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Our business, among other things, is subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”), the EPA’s Risk Management Plan (“RMP”), the U.S. Department of Transportation ("DOT") standards, and rules and regulations promulgated by other federal and state agencies. While these agencies have established some regulations designed to protect worker and community health and safety, their primary focus is on environmentally sound drilling, servicing, and production operations. See Item 1A. Risk Factors - We may incur significant costs and liabilities resulting from safety and compliance-related regulations.

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

Environmental Matters

Our business involves acquiring, developing and producing oil and natural gas working interests, and certain associated gathering and processing in Alabama.

Our operations and those of our lease operators are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or safety. Our business could be impacted by any legislation or regulations that are adopted to address criteria pollutant and/or greenhouse gas emissions in the United States. For further discussion of these environmental laws and regulations, see “Item 1A. Risk Factors-We are subject to compliance with stringent environmental laws and regulations that may expose us to significant costs and liabilities, and future regulations may be more stringent.”

On our working interest properties, and particularly our operated properties, as well as our processing facility in Alabama, we are responsible for conducting operations in a manner that complies with applicable environmental laws and regulations.  These laws and regulations can adversely affect our capital expenditures, earnings and competitive position in many ways, such as:

•	requiring the acquisition of various permits before drilling commences;

•	requiring the installation of pollution control equipment;

•	restricting the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limiting or prohibiting drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	siting, construction and operating restrictions on or near endangered species habitats;

•	requiring remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	imposing substantial liabilities for pollution resulting from our operations;

•	requiring the preparation of plans to evaluate and mitigate the potential for offsite impacts;

•	with respect to operations affecting federal lands or leases, requiring preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement; and

•	restricting the rate of natural gas and oil production below the rate that would otherwise be possible.

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

Environmental Laws and Regulations
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

We currently own or lease, and have in the past owned or leased, properties that for many years have been used for oil and gas operations. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes were not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of by prior owners or operators) or contaminated property (including ground water contamination), or to perform activities to prevent future contamination.

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

Title to Properties and Rights-of-Way

As is customary in the natural gas and oil industry, we initially conduct only a cursory review of the title to our properties on which we do not have producing reserves. Prior to completing an acquisition of producing natural gas and/or oil properties, we perform title reviews on the most significant leases and, depending on the materiality of properties or irregularities we may observe in the title chain, we may obtain a title opinion or review previously obtained title opinions. As a result, we have obtained or reviewed title opinions on a significant portion of our natural gas and oil properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the natural gas and oil industry. Our natural gas and oil properties are subject to customary royalty and other interests, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect our carrying value of the properties.  We own and operate certain gathering and processing assets associated with our South Alabama assets. The portion of land on which the processing facility is located is owned by us in fee title, and we believe that we have satisfactory title to this land. We also possess rights-of-way relating to our associated gathering assets, and we have no knowledge of any challenge to the underlying rights-of-way.

Employees

To carry out our operations, as of December 31, 2014, Eagle Rock Energy G&P, LLC or its affiliates employed 159 people who provide direct support for our operations. None of these employees are covered by collective bargaining agreements. Eagle Rock Energy G&P, LLC considers its employee relations to be good.

Available Information

We provide access free of charge to all of our Securities and Exchange Commission ("SEC") filings, as soon as reasonably practicable after filing or furnishing it, on our internet site located at www.eaglerockenergy.com. We will also make available to any unitholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Eagle Rock Energy Partners, L.P., General Counsel or Chief Financial Officer, 1415 Louisiana Street, Suite 2700, Houston, TX 77002, or call 281-408-1200. The information on our website is not incorporated by reference into this report.

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

Risks Related to Our Business

Natural gas, NGLs, crude oil and other commodity prices are volatile, and an adverse movement in these prices, such as the one recently experienced, could adversely affect our cash flow and our ability to make distributions.

We are subject to risks related to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas, NGLs and crude oil have been extremely volatile, and we expect this volatility to continue. A drop in prices can significantly affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms, all of which can affect our ability to pay distributions. Average oil and natural gas prices decreased substantially during the year ended December 31, 2014. Any additional actual or anticipated reduction in crude oil and natural gas prices may further depress our level of exploration, drilling and production activity.

Changes in natural gas, NGL and crude oil prices have a significant impact on the value of our reserves and on our cash flows. In 2014, the settlement price of the prompt month NYMEX natural gas contract ranged from $2.89 per MMBtu to

$6.15 per MMBtu, and the settlement price of the prompt month NYMEX crude oil contract ranged from $53.45 per barrel to $107.95 per barrel. As of December 31, 2014, the settlement price of the prompt month NYMEX natural gas contracts and NYMEX crude oil contracts was $2.89 per MMBtu and $53.45 per barrel, respectively.

The prices for natural gas, NGLs and crude oil depend upon the supply and demand for these products, which in turn depend on a large number of complex, interrelated factors that are beyond our control. These factors include:

•	the overall level of economic activity in the United States and the world;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil, natural gas and NGLs;

•	the impact of weather or other force majeure events;

•	political and economic conditions and events in, as well as actions taken by, foreign oil and natural gas producing nations, including the Middle East, Africa, South America and Russia;

•	significant crude oil or natural gas discoveries;

•	application of new technologies that make the development of large resource plays economically attractive;

•	the availability of local, intrastate and interstate transportation systems for natural gas, NGLs and crude oil;

•	the availability and marketing of competitive fuels;

•	delays or cancellations of crude oil and natural gas drilling and production activities;

•	the impact of energy conservation efforts, including technological advances affecting energy consumption; and

•	the extent of governmental regulation and taxation.

Lower natural gas, NGL or crude oil prices may not only decrease our revenues and net proceeds, but may also reduce the amount of natural gas, NGLs or crude oil that we can economically produce. As a result, especially during periods of low commodity prices, we may decide to shut in or curtail production, or to plug and abandon marginal wells, which could have a material adverse effect on our future cash flows.

We may not have sufficient cash from operations following the establishment of cash reserves to enable us to make cash distributions at any particular level or at all.

The amount of cash available to us to distribute on our units may fluctuate from quarter to quarter based on, among other things:

•	the level of oil, natural gas, NGLs and condensate that we produce;

•	volatility in the realized prices for oil, natural gas, NGLs and condensate that we and others produce;

•	the effectiveness of our hedging program and the creditworthiness of our hedging counterparties;

•	our level of indebtedness, debt service requirements and need to reduce outstanding indebtedness;

•	our ability to borrow funds and access capital markets;

•	the level of our operating and general and administrative costs;

•	our decisions regarding the level and use of available cash for growth versus maintenance capital expenditures;

•	our and other operators’ drilling activities and success of such programs;

•	results of litigation or changes in methods of royalty calculations; and

•	the level of competition from other upstream energy companies.

As a result of these factors, the amount of cash we distribute to our unitholders may be significantly less than the current distribution level, or the distribution may be suspended. In addition, under our partnership agreement, our General Partner may determine to establish any cash reserve necessary for the proper conduct of our business including reserves for future capital expenditures, future credit needs and to better ensure continued compliance with our credit facility before making distributions to our unitholders.

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

If commodity prices remain at their current level for an extended period of time or continue to decline, we may be required to take additional write-downs of our asset carrying values.

Low oil and natural gas prices may result in substantial downward adjustments to our estimated proved reserves.  Additionally, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Furthermore, our proved reserves are calculated using average prices observed in the previous twelve months, which are higher than the market prices on December 31, 2014.

We are required to perform impairment tests on our assets quarterly and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated future cash flows of our assets, the carrying value may not be recoverable and therefore may require a write-down. To calculate the estimated cash flows used in our impairment tests, we use the forward strip prices as of the date we are performing the test. During the year ended December 31, 2014, we incurred total impairment charges of $395.9 million, related to certain proved properties in all of our regions, but primarily Golden Trend, Anadarko and Big Escambia Creek. These impairment charges were due primarily to lower commodity prices, higher operating costs and lower well performance. See Note 5 and Note 12 to our consolidated financial statements for further discussion. During the year ended December 31, 2013, we incurred total impairment and other charges of $214.3 million, primarily related to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts and certain leaseholds in our Mid-Continent region unproved properties that we expect to expire undrilled in 2014.  Continued declines in oil and natural gas prices from the December 31, 2014 prices may cause us to incur additional impairment charges in the future, which could have a material adverse effect on our results of operations and financial position in the periods in which such charges are taken.

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

To the extent we hedge our commodity price and interest rate risk, we may forego the benefits we would otherwise experience when commodity prices or interest rates improve. Furthermore, because we have entered into derivative transactions related to only a portion of the commodity volumes and outstanding debt to which we have price and interest rate exposure, we will continue to have direct commodity price and interest rate risk on the unhedged portion. Our actual future production may be significantly higher or lower than we estimated at the time we entered into the commodity derivative transactions for that period. If the actual amount is higher than we estimated, we will have more commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of a corresponding settlement of the underlying physical commodity, which could, in certain circumstances, result in a reduction of our liquidity.

As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances might actually increase the volatility of our cash flows. In addition, hedging activities may result in substantial losses. Such losses could occur under various circumstances, such as when a counterparty fails to perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect or ineffective, or our hedging policies and procedures are not properly followed or otherwise do not work as planned. The steps we take to monitor our hedging activities may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Due to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), the hedges we execute are undertaken in a highly regulated market. While many of the rules implementing the Dodd-Frank statute are in place at this time, some significant components of the Dodd-Frank regulatory regime remain subject to rulemaking by the Commodity Futures Trading Commission (the "CFTC") and other regulators. For related discussion, see the risk factor below entitled - The adoption of derivatives legislation by the United States Congress and its implementation by the Commodity Futures Trading Commission and SEC could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

We have indebtedness under our revolving credit facility and our senior notes, which may limit our flexibility in obtaining additional financing and in pursuing other business opportunities. In addition, we may incur substantial debt in the future to enable us to maintain or increase our reserve and production levels and to otherwise pursue our business plan. This debt may restrict our ability to make distributions.

As of December 31, 2014, we had $212.6 million outstanding under our senior secured credit facility, leaving approximately $107.4 million of available borrowing capacity as of that date,  and $50.7 million outstanding under our senior notes, net of unamortized discount. Our level of outstanding debt could have important consequences to us, including the following:

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
Availability under our revolving credit facility is subject to a borrowing base that is typically determined semi-annually as an amount equal to the loan value of our proved oil and gas reserves. As a result, a reduction in commodity prices could lead to a reduction in the value of our proved oil and gas reserves and the corresponding borrowing base, which would negatively impact our borrowing ability. The decline in oil and natural gas prices in the fourth quarter of 2014 has impacted the value of our estimated proved reserves and, in turn, the market value used by our lenders to determine our borrowing base. Accordingly, at the next redetermination we anticipate that our borrowing base will be lower than our current $320 million borrowing base due to declines in commodity prices. If the amount outstanding under our revolving credit facility at any time exceeds the borrowing base, we may be required to repay a portion of our outstanding borrowings, and if such an event were to occur, it could materially and adversely affect our operations and financial condition. For a further discussion of our Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), see Note 8 to our consolidated financial statements.
Covenants in our credit facility limit our ability to make distributions, enter into certain types of acquisitions or engage in other business transactions.

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

The oil and natural gas industry is capital intensive. We expect to continue to make substantial capital expenditures in our business for the maintenance, growth, construction and acquisition of assets and oil and natural gas production and reserves. In 2015, our capital expenditure budget is expected to be approximately $72.4 million, excluding acquisitions, of which $71.4 million relates to upstream capital expenditures and $1.0 million relates to corporate capital expenditures. We intend to fund our future capital expenditures with cash flows from operations, borrowings under our credit facility and the issuance of debt and equity securities, when market conditions allow. In the event of continued declines in commodity prices we will additionally reconsider our capital budget. The incurrence of debt will require that a portion of our cash flows from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Our cash flows from operations and access to capital are subject to a number of variables, including:

•	the estimated quantities of our proved reserves;

•	the amount of oil and natural gas produced from existing wells;

•	the prices at which we sell our production;

•	the strike prices of our hedges;

•	our operating and general and administrative expenses; and

•	our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our credit facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, our ability to obtain the capital needed to sustain our operations at current levels, or to pursue our growth strategy, may be limited. Our credit facility may restrict our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations, which in turn could lead to a possible decline in our natural gas and crude oil reserves and production. Even if we are successful in obtaining additional financing, the terms of such financing could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage. Issuing additional partnership interests may result in significant unitholder dilution which could have a material adverse effect on our ability to pay distributions at the then-current distribution rate. Further, we may lose opportunities to acquire oil and natural gas properties and businesses.

Our industry is highly competitive, and increased competitive pressure or loss of key customers could adversely affect our business and operating results.

We compete with similar enterprises in our areas of operation. Some of our competitors are large oil and natural gas companies that have greater financial resources and access to supplies of oil, natural gas and NGLs than we do.

Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas, but also conduct refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low oil and natural gas prices, to contract for drilling equipment, to secure trained personnel and to absorb the burden of present and future federal, state, local and other laws and regulations. The oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. If a significant customer of ours reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or lower prices for, our production.  As a result our revenues and cash available for distribution could decline which may adversely affect our ability to make cash distributions to our unitholders.

In our industry there is significant competition for experienced personnel, particularly in the engineering, accounting and financial reporting, tax and land departments. In addition, competition is strong for oil and natural gas producing properties, oil and natural gas companies and undeveloped leases and drilling rights. We may often be outbid by competitors in our attempts to acquire personnel, assets, properties or companies. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

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

The weather, (such as unseasonably wet or dry weather, extended periods of below freezing weather, hurricanes, lightning strikes, tornadoes) unforeseen events (such as electrical outages), or events of force majeure (such as acts of nature or acts of terrorism) in the areas in which we operate could cause disruptions and, in some cases, suspension of our operations (whether directly or by virtue of disrupting or suspending operations of those upon whom we rely in our operations), which could in turn result in our inability to cause physical delivery of commodities guaranteed under contract or require us to purchase third-party volumes at significantly higher prices to satisfy our delivery obligations.

Our business involves many hazards and operational risks, some of which may not be partially or fully insured or insurable. If a significant accident or event occurs that is not fully insured or interrupts normal operations, our operations and financial results could be adversely affected.

Our operations are subject to many hazards inherent in drilling and producing oil, natural gas and NGLs, including:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in curtailment or suspension of our related operations. We could incur substantial expenses in the prosecution or defense of litigation. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations and ability to pay distributions to our unitholders.

As is customary in the industry, we maintain insurance against some but not all of these risks. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are not fully insured against all risks inherent to our business.  For example, we are not fully insured against all environmental accidents which may include toxic tort claims. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, we may be unable to recover from prior owners of our assets, pursuant to our indemnification rights, for potential liabilities. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition, results of operations and ability to pay distributions to our unitholders.

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

Due to the limited industry and geographic diversification of our properties, adverse developments in our operations or operating areas would reduce our ability to make distributions to our unitholders.

All of our properties are located in Texas, Oklahoma, Alabama, Arkansas, and Mississippi. Due to our limited diversification in industry type and location, an adverse development in one of these areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Our ability to manage and grow our business effectively may be adversely affected if we lose key management or operational personnel.

We depend on the continuing efforts of our key management and operational personnel. The departure of any of our key management or operational personnel could have a significant negative effect on our business, operating results, financial condition, and on our ability to compete effectively in the marketplace. Additionally, our ability to hire, train, and retain qualified personnel will continue to be important and will become more challenging as we grow and face more significant competition in the marketplace. Our ability to grow may be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

We are exposed to the credit risk of our customers and other counterparties, and a general increase in the nonperformance by counterparties could have an adverse impact on our cash flows, results of operations and financial condition.

We are subject to risks of loss resulting from nonperformance by our counterparties, such as our lenders and other hedge counterparties. Any deterioration in the financial health of our counterparties or any factors causing reduced access to capital for them may result in the reduction in their ability to pay or otherwise perform on their obligations to us. Any increase in the nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of production and develop our undeveloped reserves. These activities are dependent on certain factors, many of which are beyond our control. A decrease in production or reserves could adversely affect our business and operating results.

The volume of hydrocarbons that we sell from our producing wells will naturally decline over time, and so may our revenues. In order to maintain or increase the throughput levels of our assets we must continually obtain new supplies of natural gas and oil to offset these declines.

Our producing reservoirs experience production rate declines that vary depending upon reservoir characteristics and other factors. The overall production decline rate may change when additional wells are drilled, when we make acquisitions and under other circumstances. Our future cash flows and income, and our ability to maintain and to increase distributions to unitholders, are partly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves or develop current reserves include competition, access to capital, prevailing oil and natural gas prices, the costs incurred by us to develop and exploit current and future oil and natural gas reserves, the availability of drilling and other equipment, and the number and attractiveness of properties for sale.

Our business depends in part on gathering, transportation and processing facilities. Any limitation in the availability of, or our access to, those facilities would interfere with our ability to produce and market oil, natural gas and NGLs and could reduce our cash available for distribution and adversely impact expected increases in oil, natural gas and NGL production from our drilling program.

The marketability of our oil, gas and NGL production depends in part on the accessibility, availability, proximity and capacity of gathering, processing and pipeline systems. The amount of oil, natural gas and NGLs that can be produced and sold is subject to limitation in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering, processing or transportation system, weather, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided with limited, if any, notice as to when these circumstances will arise and their duration. In addition, some of our oil wells may be drilled in locations that are not serviced by gathering, processing and transportation facilities, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport additional production. As a result, we may not be able to sell the oil production from these wells until the necessary gathering, processing and transportation facilities are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering, processing and transportation facilities, would interfere with our ability to market the oil, gas and NGLs we produce, and could reduce our cash available for distribution and adversely impact expected increases in oil and gas production from our drilling program.  Our access to transportation options can also be affected by U.S. federal and state regulations of oil and natural gas production and transportation and other general economic conditions beyond our control.

In addition, sulfur is a by-product associated with substantially all of the natural gas production in our operations in Alabama.   If we were unable to sell the sulfur we produce, we may be forced to store it or curtail our oil and gas production.

Our and other operators’ drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. Our and other operators’ drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	drilling, production or transportation facility or equipment failure or accidents;

•	mechanical difficulties, such as lost or stuck drilling or service tools;

•	abnormally pressured formations or rock compaction;

•	increasing costs for or shortages or delays in the availability of drilling rigs, experienced personnel and other services and equipment;

•	adverse weather conditions;

•	compliance with environmental and governmental requirements;

•	title problems or royalty disputes;

•	unusual or unexpected geological formations;

•	pipeline ruptures;

•	fires, blowouts, craterings and explosions;

•	mishandling of fluids, including chemical additives that may be toxic; and

•	surface spills or underground migration due to uncontrollable flows of oil, natural gas, formation water or well fluids.

Any curtailment to the gathering and pipeline systems used to deliver our oil and gas production for processing, storage or further delivery to end markets could require us to find alternative means to transport the oil and natural gas production from the underlying properties, which alternative means could require us to incur additional costs. Additionally, any delay in the drilling of new wells could reduce our revenues. Any such curtailment, delay, cancellation, cost increase or revenue reduction may limit our ability to make cash distributions to our unitholders.

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

The standardized measure of discounted future net cash flows of our estimated net proved reserves is not the same as the current market value of our estimated net proved reserves. We base the discounted future net cash flows from our estimated net proved reserves on average prices observed in the previous twelve months and on cost estimates we believe reflect the costs at the end of the period. Actual prices received for production and actual costs of such production will be different than these assumptions, perhaps materially. In particular, commodity prices declined in 2014, causing the average of the prices observed in the previous twelve months to be higher than the market prices on December 31, 2014.

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

Continental Resources, Inc., Newfield Exploration Mid-Continent Inc., Devon Energy Production Co LP, and others operate some of the properties in which we have an interest, including the properties we acquired in the Mid-Continent Acquisition. We have less ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them versus those fields in which we are the operator. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside our control, including:

•	the operator's expertise and financial resources;

•	the timing and amount of their capital expenditures;

•	current commodity prices;

•	the rate of production of the reserves;

•	approval of other participants to drill wells and implement other work programs;

•	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure and qualified operating personnel; and

•	selection of technology.

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

As part of the consideration for the Midstream Business Contribution, we received approximately 8.2 million Regency common units and continue to hold 4.0 million of such units as of February 26, 2015. These common units represent a significant source of potential liquidity for us. The value of the Regency common units, however, is based on a fluctuating market price and is thus outside of our control. If the market price of the Regency common units that we hold were to decline significantly, it could have a material adverse effect on our liquidity.

Our business could be negatively impacted by cyber-security threats and related disruptions.

We rely heavily on our information technology ("IT") infrastructure to process, store and transmit large amounts of information. The availability and integrity of this information is essential for us to conduct business activities, such as maintaining safe and efficient operation of our assets, analyzing of the performance of our assets, making timely royalty payments, complying with regulatory requirements and providing timely disclosures to our investors, among others.

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

NGP controls a substantial portion of our common units and is entitled to appoint three of our directors, and thus it could exert certain significant influence over us.
As of February 26, 2015, NGP beneficially owned 53,340,601 common units, representing over 35% of our outstanding common units. In addition, pursuant to our partnership agreement, NGP is entitled to appoint three of the nine members of our board of directors. As a result, NGP could exert certain significant influence over us. NGP may have interests that do not align with our interests and with the interests of our unitholders, which could have an adverse impact on our results of operations or cash available for distribution to unitholders. In addition, NGP's level of control may make any potential takeover bids more costly or difficult in the future.

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

We expect that we will distribute all of our available cash, as defined in our partnership agreement, to our unitholders. As a result, we expect that we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

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

As of February 26, 2015, our management team, directors and NGP (including through their interests in the Montierra Entities) beneficially owned an aggregate of 55,728,280 common units, including 1,103,358 common units which are still subject to a vesting requirement. The resale of any of these common units in the public markets could have an adverse impact on the price of the common units or on any trading market that may develop. 53,340,601 of the units beneficially owned by NGP (including through their interests in the Montierra Entities) are registered for resale under an effective Form S-3, filed with the Securities and Exchange Commission on September 18, 2014.

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

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These laws and regulations may impose numerous obligations on our operations including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our wells, pipelines and facilities, and the imposition of substantial liabilities for pollution resulting from our operations. Failure or delay in obtaining regulatory approvals or drilling permits by us or our operators could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding conservation practices and the spacing, and density of wellbores may limit the quantity of oil and natural gas that may be produced and sold.

Numerous governmental authorities, such as the federal Environmental Protection Agency ("EPA") and analogous state agencies in which states we operate have the power to enforce compliance with these laws and regulations, often requiring difficult and costly actions. Failure to comply may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. Certain environmental statutes and analogous state laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and have a material adverse effect on our operations or financial position. For example, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards (NSPS) to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. On August 5, 2013, the EPA released a final rule amending the NSPS rule’s provisions for storage tanks, adjusting the compliance date and establishing an alternative emissions limit to account for the decline in emissions that occurs over time. Compliance with these requirements may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could increase our costs or reduce our production, which could have a material adverse effect on our results of operations and cash flows.

We may incur significant costs and liabilities resulting from safety and compliance-related regulations.

Our gathering operations may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of such operations. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. For example, Louisiana's Pipeline Operations Section of the Department of Natural Resources’ Office of Conservation is generally responsible for regulating gathering facilities in Louisiana, and has authority to review and authorize the construction, acquisition, abandonment and interconnection of physical pipeline facilities and may implement new regulations in the future. Historically, apart from pipeline safety, it has not acted to exercise this jurisdiction respecting gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Our gathering lines in Texas have been deemed non-utilities by the TRRC. Under Texas law, non-utilities are not subject to rate regulation by the TRRC. Should the status of these non-utility facilities change, they would become subject to rate regulation by the TRRC, which could adversely affect the rates that our facilities are allowed to charge their customers.  Texas also administers federal pipeline safety standards under the Pipeline Safety Act of 1968. The non-jurisdictional gathering exemption under the Natural Gas Pipeline Safety Act of 1968 presently exempts most of our gathering facilities from jurisdiction under that statute. The “rural gathering exemption,” however, may be restricted in the future. As a result of recent pipeline incidents in other parts of the country, Congress and the Department of Transportation have passed or are considering imposing more stringent pipeline safety requirements. Costs associated with complying with and qualifying our facilities under these and other regulations could be material and have an adverse effect on us, our financial condition, and our results of operations.

The adoption of derivatives legislation by the United States Congress and its implementation by the CFTC and the SEC could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
In 2010, Congress adopted Dodd-Frank, which among other things, establishes a comprehensive framework for the regulation of derivatives, or swaps. The SEC, which has jurisdiction over security-based swaps, and the CFTC, which has jurisdiction over swaps, have issued regulations to implement this new statutory regime. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished. In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
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

In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties subject to such foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

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
In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on the countries that had ratified it. International discussions are underway to develop a treaty to replace the Kyoto Protocol after its expiration in 2020. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce or the oil, natural gas and NGLs we gather and process or fractionate. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our oil and natural gas well drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving fluids that contain diesel fuel under the Safe Drinking Water Act's Underground Injection Control Program and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. EPA accepted comments on the draft guidance in 2012, but has not yet finalized the permitting guidance. In addition, legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. Moreover, on May 19, 2014 , the EPA published an Advanced Notice of Proposed Rulemaking to regulate chemicals used in hydraulic fracturing under the Toxic Substances Control Act. Further, on May 16, 2013, the Department of the Interior's Bureau of Land Management (“BLM”) issued a revised proposed rule to regulate hydraulic fracturing on public and Indian land. The rule would require companies to publicly disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed and includes provisions addressing well-bore integrity and flowback water management plans.
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
We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. For example, in October 2011, the EPA announced as part of its Clean Water Act planning process that the EPA will develop standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). The regulations will be developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse affect on our operations and financial condition.
A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The Agency released a progress report outlining work currently underway on December 21, 2012, but has not yet issued a draft or final report or findings for peer review and public comment. These on-going or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substance Control Act, and/or other regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.
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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. A deferral of depreciation deductions would result in increased taxable income or reduced taxable loss to certain unitholders, although the exact increase or reduction for each unitholder cannot be estimated at this time. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our consolidated financial statements or our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax year in which the technical termination occurs.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

The Obama administration's budget for the fiscal year 2016 recommends elimination of certain key U.S. tax incentives currently available to oil and natural gas exploration and production companies. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; and an increase in the geological and geophysical amortization period for independent producers. It is unclear whether any such changes will be introduced into law and, if so, how soon any such changes would become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect the taxable income allocable to the unitholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

For complete descriptions of our significant properties, see Item 1. Business, which descriptions are incorporated into this item by reference.

Item 3.	Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may, at any given time, be a party to various legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, give assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

In March and April 2014, alleged unitholders of the Partnership filed three class action lawsuits in the United States District Court for the Southern District of Texas on behalf of the Partnership's public unitholders.  Plaintiffs in each lawsuit alleged a variety of causes of action challenging the Midstream Business Contribution, including alleged breaches of fiduciary or contractual duties, alleged aiding and abetting these alleged breaches of duty, and alleged violations of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiffs sought to have the sale rescinded and receive monetary damages and attorneys’ fees. In August 2014, the court consolidated the lawsuits into an action styled In re Eagle Rock Energy Partners, L.P. Securities Litigation and appointed a lead plaintiff and co-lead counsel. On November 19, 2014, the court dismissed the action without prejudice.

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

Quarter Ended	High	Low	Distribution per Unit	Record Date	Payment Date
March 31, 2013	$9.84	$8.73	$0.22	May 7, 2013	May 15, 2013
June 30, 2013	$10.52	$7.46	$0.22	August 7, 2013	August 14, 2013
September 30, 2013	$8.25	$6.01	$0.15	November 7, 2013	November 14, 2013
December 31, 2013	$7.88	$5.01	$0.15	February 7, 2014	February 14, 2014

March 31, 2014	$6.30	$4.68	$—	N/A	N/A
June 30, 2014	$5.33	$3.97	$—	N/A	N/A
September 30, 2014	$5.14	$3.42	$0.07	November 7, 2014	November 14, 2014
December 31, 2014	$3.63	$1.78	$0.07	February 6, 2015	February 13, 2015

The last reported sale price of our common units on the NASDAQ Global Select Market on February 26, 2015 was $2.63. As of that date, there were 107 holders of record and approximately 29,730 beneficial owners of our common units.

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

 Repurchases of Common Units

On October 27, 2014, we announced a common unit repurchase program of up to $100 million through which repurchases may be made from time to time at prevailing prices on the open market or in privately negotiated transactions. The program was authorized to commence following the filing of the Quarterly Report on Form 10-Q for the quarter ending September 30, 2014 and will conclude by March 31, 2016. The repurchase program does not obligate us to repurchase any, or any specific number of, units and may be discontinued at any time. We have cancelled all repurchased units and will continue to cancel any additional units repurchased under the repurchase program. We have funded repurchases, and intend to fund any future repurchases, from the proceeds of potential future sales of Regency Common Units. The use of these sales proceeds is expressly permitted under our Credit Agreement.
The following table sets forth certain information with respect to repurchases of common units during the three months ended December 31, 2014:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plan or Programs
October 1, 2014 to October 31, 2014	—	$—	—	$100,000,000
November 1, 2014 to November 30, 2014	1,520,297	$3.09	1,460,987	$95,512,225
December 1, 2014 to December 31, 2014	6,001,072	$2.45	5,994,900	$80,848,978
Total	7,521,369	$2.58	7,455,887	$80,848,978

The units not repurchased under the publicly announced program were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are are including the units surrendered in the "Total Number of Units Purchased" column..

Sales of Unregistered Securities

We did not sell our equity securities in unregistered transactions during the twelve months ended December 31, 2014.

Common Unitholder Return Performance Presentation

The performance graph below compares the cumulative total unitholder return on our common units with the cumulative total returns on the Standard & Poor’s 500 Index (the “S&P 500 Index”) and our Peer Group Index (the "Peer Group") identified below. The Peer Group we used for this comparison included the following companies: Atlas Resource Partners, L.P., Breitburn Energy Partners, L.P., EV Energy Partners, L.P., Legacy Reserves LP, Linn Energy, LLC, LRR Energy, L.P., Mid-Con Energy Partners, LP, Memorial Production Partners LP, New Source Energy Partners L.P. and Vanguard Natural Resources, LLC. The graph assumes an investment of $100 in our common units, and in each of the S&P 500 Index and the Peer Group on December 31, 2009 and reinvestment of all dividends and distributions. The results shown in the graph are based on historical data and should not be considered indicative of future performance.

____________________________
Note: The above graph compares the cumulative total unitholder return on our common units assuming rights associated with Eagle Rock's Rights Offering were distributed effective May 27, 2010, the record date for the Rights Offering, and then immediately sold with the proceeds re-invested in Eagle Rock common units on the same day.

The information contained in the Performance Graph above will not be deemed to be "soliciting material" or to be "filed" with the SEC, nor will such information be incorporated by reference into any future filings of the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

 Item 6.              Selected Financial Data.

The following table shows selected historical financial data from our audited consolidated financial statements for the five fiscal years from January 1, 2010 to December 31, 2014. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Our historical results of operations for the periods presented below may not be comparable either from period to period or going forward due to the following significant transactions:

•
On May 24, 2010, we completed the sale of all of our fee mineral and royalty interests, as well as our equity investment in Ivory Working Interests, L.P., (collectively "the Minerals Business") to Black Stone for approximately $171.6 million, and resulted in a pre-tax gain in the disposition of approximately $37.7 million. We used these proceeds to pay down amounts outstanding under our senior secured credit facility. Operations related to these assets for 2010 have been recorded as part of discontinued operations.

•
On June 30, 2010, we closed our rights offering, which was launched on June 1, 2010, for which we received gross proceeds of $53.9 million (the "Rights Offering"). We used these proceeds to pay down amounts outstanding under our senior secured credit facility.

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

•
On May 27, 2011, the Partnership, along with its subsidiary, Eagle Rock Energy Finance Corp. ("Finance Corp"), as co-issuer, issued $300 million of 8 3/8% senior unsecured notes through a private placement. The Senior Notes will mature on June 1, 2019, and interest is payable on each June 1 and December 1, commencing December 1, 2011. These notes were exchanged for registered notes on February 15, 2012.

•
On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of $100 million. During 2012, we issued 834,327 common units under this program for net proceeds of approximately $7.3 million. During 2013, we issued 686,759 common units under this program for net proceeds of approximately $5.6 million. No sales were made under the program during 2014.

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

•
On July 1, 2014, we contributed our Midstream Business to Regency. As a result of this transaction, the financial statements for all periods have been retrospectively restated to classify the operations of our Midstream Business as discontinued and the assets and liabilities related to our Midstream Business as held for sale.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	($ in thousands, except distributions per unit)
Statement of Operations Data:
Sales to external customers	$203,773	$201,309	$203,205	$204,310	$94,735
Commodity risk management gains (losses), net	94,431	(3,937)	28,110	37,269	(4,026)
Total revenues	298,204	197,372	231,315	241,579	90,709
Operating and maintenance expense	43,670	41,426	41,391	32,287	24,007
Taxes other than income	12,925	12,928	15,343	15,436	8,764
General and administrative expense	47,193	53,131	50,990	42,525	34,512
Impairment expense	395,892	214,286	45,289	11,728	3,536
Depreciation, depletion and amortization	85,579	89,444	90,510	66,909	31,934
Operating (loss) income	(287,055)	(213,843)	(12,208)	72,694	(12,044)
Interest expense, net	16,981	19,893	21,003	22,246	31,861
Loss on short-term investments	62,028	—	—	—	—
Other expense (income)	(8,294)	30	28	149	(453)
(Loss) income from continuing operations before income taxes	(357,770)	(233,766)	(33,239)	50,299	(43,452)
Income tax benefit	(5,403)	(5,595)	(1,093)	(3,350)	(2,885)
(Loss) income from continuing operations	(352,367)	(228,171)	(32,146)	53,649	(40,567)
Discontinued operations, net of tax	212,460	(49,808)	(118,456)	19,483	35,218
Net (loss) income	$(139,907)	$(277,979)	$(150,602)	$73,132	$(5,349)
(Loss) income from continuing operations per common unit - diluted	$(2.25)	$(1.50)	$(0.26)	$0.45	$(0.49)

Balance Sheet Data (at period end):
Property, plant and equipment, net	$487,988	$824,451	$982,784	$956,347	$351,594
Total assets	$794,275	$2,127,550	$2,294,216	$2,045,688	$1,349,397
Long-term debt	$263,343	$757,480	$659,117	$509,193	$530,000
Net equity	$388,470	$573,879	$868,374	$1,007,347	$579,113

Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$78,126	$114,243	$75,336	$60,419	$6,716
Investing activities	$(92,858)	$(149,868)	$(152,509)	$(297,264)	$141,310
Financing activities	$(555,358)	$69,723	$165,471	$(9,834)	$(175,446)
Discontinued operations	$571,357	$(34,047)	$(89,150)	$243,507	$28,737
Other Financial Data:
Cash distributions per common unit (declared)	$0.14	$0.74	$0.88	$0.75	$0.23
Adjusted EBITDA(a)	$120,890	$119,772	$133,561	$119,240	$26,874
________________________

(a)	See Part II Item 6. Selected Financial Data – Non-GAAP Financial Measures for reconciliation of “Adjusted EBITDA” to net cash flows from operating activities and net income (loss).

Non-GAAP Financial Measures

We include in this report Adjusted EBITDA, a non-GAAP financial measure, which does not comply with accounting principles generally accepted in the United States ("GAAP"). We provide reconciliations of this non-GAAP financial measure to its most directly comparable financial measures as calculated and presented in accordance with GAAP.

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

We use Adjusted EBITDA as a measure of our core profitability to assess the financial performance of our assets. Adjusted EBITDA is also used as a supplemental financial measure by external users of our financial statements such as investors, commercial banks and research analysts.  For example, the compliance covenant used by our lenders under our Credit Agreement which is designed to measure our viability and our ability to perform under the terms of our Credit Agreement uses a variant of our Adjusted EBITDA.  We believe that investors benefit from having access to the same financial measures that our management team uses in evaluating performance.  Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding unrealized derivative gains (losses), a non-cash, mark-to-market benefit (charge) which represents the change in fair market value of our executed derivative instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA provides additional information of our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also provides additional information on the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements additional information on our current assets’ cash generation ability, independently from that of assets which are no longer a part of our operations. Our Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures as used by other entities, as other entities may not calculate Adjusted EBITDA in the same manner as us. For example, we include in Adjusted EBITDA the actual settlement revenue created from our commodity hedges by virtue of transactions occasionally undertaken by us to reset commodity hedges to higher prices or purchase puts or other similar floors, despite the fact that we exclude from Adjusted EBITDA any charge for amortization of the cost of such commodity hedge reset transactions or puts.

Adjusted EBITDA does not include interest expense, income taxes or depreciation and amortization expense. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate net income. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash flows provided by operating activities determined in accordance with GAAP, as well as Adjusted EBITDA, to evaluate our performance and liquidity.

Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flows provided by operating activities or any other measure of financial performance presented in accordance with GAAP.

The following table provides a reconciliation of Adjusted EBITDA to net cash flows provided by operating activities and net income (loss):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	($ in thousands)
Reconciliation of Adjusted EBITDA to net cash flows provided by (used in) operating activities and net (loss) income:
Net cash flows provided by (used in) operating activities	$78,126	$114,243	$75,336	$60,419	$6,716
Add (deduct):
Discontinued operations, net of tax	212,460	(49,808)	(118,456)	19,483	35,218
Depreciation, depletion, amortization and impairment	(481,471)	(303,730)	(135,799)	(78,637)	(35,470)
Amortization of debt issuance cost	(2,241)	(2,151)	(1,735)	(1,621)	(1,305)
Gain (loss) from risk management activities, net	92,697	(5,041)	23,383	25,868	(31,161)
Derivative settlements - operating	(4,669)	(7,478)	(5,368)	22,456	25,205
Other	(5,624)	(9,119)	(7,127)	(1,954)	(3,290)
Loss on short-term investments	(62,028)	—	—	—	—
Accounts receivable and other current assets	24,216	(16,118)	24,655	(13,924)	(5,039)
Accounts payable and accrued liabilities	9,161	(774)	(16,717)	26,975	3,992
Risk management activities	—	—	6,607	15,773	—
Other assets and liabilities	(534)	1,997	4,619	(1,706)	(215)
Net (loss) income	(139,907)	(277,979)	(150,602)	73,132	(5,349)
Add (deduct):
Interest expense, net	20,016	25,575	26,531	27,990	24,244
Depreciation, depletion, amortization and impairment	481,471	303,730	135,799	78,637	35,470
Income tax benefit	(5,403)	(5,595)	(1,093)	(3,350)	(2,885)
EBITDA	356,177	45,731	10,635	176,409	51,480
Add (deduct):
(Gain) loss from risk management activities, net	(92,697)	5,041	(23,383)	(25,868)	31,161
Total derivative settlements	(354)	8,801	19,817	(16,189)	(24,074)
Restricted unit compensation expense	8,198	10,392	7,719	4,297	4,271
Non-cash mark-to-market imbalances	(2)	(1)	317	74	(746)
Discontinued operations, net of tax	(212,460)	49,808	118,456	(19,483)	(35,218)
Loss on short-term investments	62,028	—	—	—	—
ADJUSTED EBITDA(a)	$120,890	$119,772	$133,561	$119,240	$26,874
________________________

(a)
Adjusted EBITDA excludes amortization of commodity hedge costs (including costs of hedge reset transactions) for the year ended December 31, 2010 of $2.2 million.  Including these amortization costs, our Adjusted EBITDA for the year ended December 31, 2010 would have been $24.7 million.

Quarterly Financial Data

The following table summarizes our quarterly financial data for 2014:

	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands, except earnings per unit)
Sales of natural gas, NGLs, oil and condensate	$43,115	$53,626	$51,967	$55,084
Commodity risk management gains (losses), net	94,578	27,967	(18,081)	(10,033)
Other revenues	40	(369)	158	152
Total revenues	137,733	81,224	34,044	45,203
Operating and maintenance expense	12,912	13,891	14,503	15,289
General and administrative expense	9,663	12,235	12,005	13,290
Depreciation, depletion, amortization and impairment expense	401,202	39,564	20,299	20,406
Interest expense, net	(2,357)	(3,188)	(4,948)	(4,754)
Interest rate risk management losses, net	(792)	(81)	(571)	(290)
Income tax benefit	(2,767)	(886)	(885)	(865)
Loss on short-term investments	(62,028)	—	—	—
Other income (expense), net	4,211	4,080	2	1
Discontinued operations, net of tax	(348)	249,057	(25,646)	(10,603)
Net (loss) income	$(344,591)	$266,288	$(43,041)	$(18,563)
Net (loss) income per common unit - diluted	$(2.21)	$1.67	$(0.27)	$(0.12)

During our fiscal year ended December 31, 2014, we recorded the following significant items:

•
During the quarter ended September 30, 2014, we completed the contribution of our Midstream Business to Regency. We classified the operations of our Midstream Business as discontinued and recorded a gain on the sale of $249.9 million.

•
During the quarters ended September 30, 2014 and December 31, 2014, we incurred impairment charges of $17.3 million and $378.6 million, respectively. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Impairment for further discussion of our impairment charges during the year ended December 31, 2014.

•
A portion of the consideration received for the Midstream Business Contribution included Regency common units, which we have classified as short-term investments and available-for-sale. During the quarter ended December 31, 2014, we recorded a loss on short-term investments of $62.0 million, which consisted of $9.5 million of losses on sales of the common units and $52.5 million associated with the decrease in the fair value of Regency common units that was deemed to be other than temporary.

•
We experienced significant fluctuations in our mark-to-market commodity derivative gains and losses from quarter to quarter as a result of the volatility of commodity prices during 2014.  For example, we recorded mark-to-market gains of $26.7 million and $85.9 million during the quarters ended September 30, 2014 and December 31, 2014, respectively, while we recorded mark-to-market losses of $15.9 million and $6.9 million during the quarters ended June 30, 2014 and March 31, 2014, respectively. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – General Trends and Outlook – Natural Gas Supply and Demand and Crude Oil Supply, Demand and Outlook for further discussion regarding the volatility of commodity prices.

The following table summarizes our quarterly financial data for 2013:

	For the Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands, except earnings per unit)
Sales of natural gas, NGLs, oil and condensate	$51,233	$53,318	$49,252	$46,805
Commodity risk management gains (losses), net	(3,561)	(10,878)	17,338	(6,836)
Other revenues	83	45	76	497
Total revenues	47,755	42,485	66,666	40,466
Operating and maintenance expense	14,572	12,504	13,162	14,116
General and administrative expense	12,965	13,515	13,341	13,310
Depreciation, depletion, amortization and impairment expense	174,675	83,860	23,899	21,296
Interest expense, net	(4,578)	(4,647)	(4,499)	(5,065)
Interest rate risk management losses, net	(338)	(459)	(151)	(156)
Income tax benefit	(1,335)	(2,155)	(544)	(1,561)
Other income (expense), net	2	3	(27)	(8)
Discontinued operations, net of tax	(10,896)	(21,223)	3,901	(21,590)
Net (loss) income	$(168,932)	$(91,565)	$16,032	$(33,514)
(Loss) earnings per unit—diluted	$(1.08)	$(0.59)	$0.10	$(0.23)

During our fiscal year ended December 31, 2013, we recorded the following significant items:.

•
During the quarters ended June 30, 2013, September 30, 2013 and December 31, 2013 we incurred impairment charges of $1.8 million, $61.4 million and $151.1 million, respectively. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Impairment for further discussion of our impairment charges during the year ended December 31, 2013.

•
We experienced significant fluctuations in our mark-to-market commodity derivative gains and losses from quarter to quarter as a result of the volatility of commodity prices during 2013.  For example, we recorded mark-to-market gains of $13.5 million during the quarter ended June 30, 2013, while we recorded mark-to-market losses of $12.2 million, $13.7 million and $7.1 million during the quarters ended March 31, 2013, September 30, 2013 and December 31, 2013, respectively.  See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – General Trends and Outlook – Natural Gas Supply and Demand and Crude Oil Supply, Demand and Outlook for further discussion regarding the volatility of commodity prices.

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and notes included elsewhere in this report.

OVERVIEW

Recent Developments

On July 1, 2014, we completed the contribution of our Midstream Business to Regency Energy Partners LP ("Regency"). The consideration received by us for the contribution of our Midstream Business included: (i) $576.2 million of cash; (ii) 8,245,859 Regency common units (valued at approximately $265.6 million based on the closing price of Regency common units on June 30, 2014) and (iii) the exchange of $498.9 million face amount of newly-issued Regency 8.375% Senior Notes due 2019 for $498.9 million face amount of our existing 8.375% Senior Notes. Accordingly, prior periods have been retrospectively adjusted to reflect the Midstream Business's assets and liabilities as held for sale and operations as discontinued (see Note 18) in the financial statements included in this report.

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
Results Overview

As a result of the contribution of our Midstream Business, we are now a domestically-focused, growth-oriented, publicly traded Delaware master limited partnership engaged in developing and producing oil and natural gas property interests. Our interests include operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas, and the Texas Panhandle); Permian (which includes areas in West Texas); East Texas; South Texas; Mississippi; and Alabama (which also includes one treating facility and one natural gas processing plant and related gathering system).

Results for the year ended December 31, 2014, included the following:

•	revenues, excluding the impact of commodity risk management gains (losses) were $203.8 million for the year ended December 31, 2014, compared to $201.3 million for the year ended December 31, 2013;

•	commodity risk management gains were $94.4 million for the year ended December 31, 2014, compared to losses of $3.9 million for the year ended December 31, 2013;

•	impairment charges were $395.9 million for the year ended December 31, 2014, compared to $214.3 million for the year ended December 31, 2013;

•	operating losses were $287.1 million for the year ended December 31, 2014, compared to $213.8 million for the year ended December 31, 2013;

•	average daily production was 73 MMcfe/d for the year ended December 31, 2014 and 74 MMcfe/d for the year ended December 31, 2013; and

•	capital expenditures were $134.5 million for the year ended December 31, 2014, compared to $134.4 million for the year ended December 31, 2013.

Acquisitions

On December 9, 2014, we acquired certain additional interests in the Big Escambia Creek Field from LP 224 LLC. These interests are in wells in which we currently own significant interest and are nearly 100% operated by us.

On October 1, 2012, we completed the acquisition of BP America Production Company's ("BP") Texas Panhandle midstream assets (the "Panhandle Acquisition"), including the Sunray and Hemphill processing plants and associated 2,500 mile gathering system. The assets acquired and liabilities assumed as part of the Panhandle Acquisition have been classified as held for sale and the operations have been classified as discontinued.

Impairment

During the year ended December 31, 2014, we incurred impairment charges of $395.9 million primarily related to certain proved properties in all of our regions, but primarily our Golden Trend, Anadarko and Big Escambia Creek fields. The impairment charges were due primarily to lower commodity prices, higher operating costs and lower well performance. During the year ended December 31, 2013, we recorded an impairment in our Upstream Business of $207.1 million, primarily related to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts. We also incurred an impairment of $7.2 million for certain leaseholds in our Mid-Continent region unproved properties that we expected to expire undrilled in 2014. During the year ended December 31, 2014, we recorded an impairment charge of $2.1 million in our Midstream Business due to the loss of two customers on the North System. During the year ended December 31, 2013, we recorded no impairment charges in our Midstream Business. Impairment charges related to our Midstream Business have been recorded as part of discontinued operations within the statements of operations.  Continued declines in oil and natural gas prices from the December 31, 2014 prices may cause us to incur additional impairment charges in the future, which could have a material adverse effect on our results of operations and financial position in the periods in which such charges are taken.

Pursuant to GAAP, our impairment analysis does not take into account the value of our commodity derivative instruments, which generally increase as the estimates of future prices decline.  To calculate the estimated cash flows used in our impairment tests, we use the forward strip prices as of the date of the impairment.  Further declines in commodity prices and other factors could result in additional impairment charges and changes to the fair value of our derivative instruments.

General Trends and Outlook

We expect our business to be affected by the following key trends. This expectation is based on assumptions made by us and information currently available to us; however, our actual results may vary materially from our expectations.

Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and are expected to be volatile in the future. In order to mitigate the impact of changes in oil and natural gas prices on our cash flows, we have entered into commodity derivative contracts, and we intend to enter into commodity derivative contracts in the future, to reduce cash flow volatility.

Since 2006, the United States has experienced significant growth in natural gas production due to drilling for gas in shale plays and the production of associated gas from wells drilled in liquids-rich shale and other unconventional plays. We believe that continued increases in natural gas production due to ongoing development of domestic oil and gas shale resources will result in sustained low prices unless significant new sources of demand arise, such as additional fuel switching in the electrical power generation industry or the export of natural gas to other markets in the form of LNG. The U.S. Energy Information Administration ("EIA") expects the Henry Hub natural gas spot price to average $3.44/MMBtu in 2015 and $3.86/MMBtu in 2016, down from $4.39/MMBtu in 2014.

Since 2000, worldwide petroleum supply has grown at a modest pace, with almost all of the growth explained by production increases in Saudi Arabia, Russia, Kazakhstan, the United States and Canada. The dramatic growth in United States production is attributable to the development of vast oil and liquids-rich shale plays that require much higher prices to remain viable than do Middle Eastern reserves. In the fourth quarter of 2014, the Saudi Arabian Oil Minister announced his country's intention to no longer attempt to maintain the global oil supply/demand balance by reducing its production of oil, either alone or in concert with other OPEC members. This announcement resulted in an immediate and significant reduction in the price of West Texas Intermediate ("WTI"). If Saudi Arabia adheres to this policy, we believe that the current oversupply of crude oil will persist until drilling in high-cost areas slows and the production decline eliminates the imbalance. The EIA forecasts that West Texas Intermediate prices will average $54 - $55/Bbl in 2015 and $71 - $72/Bbl in 2016.

The high level of liquids-directed drilling in the United States has resulted in significant increases in the supply of NGLs while demand for the products has remained relatively stable. As a result, NGL prices were low by recent historical standards in 2014. Historically, natural gas liquids prices have tended to have a high correlation to crude oil prices, especially for propane and heavier NGLs. This correlation has weakened in the last few years, but is still somewhat present. Accordingly, the recent precipitous fall in the price of oil was accompanied by a somewhat larger decline in the prices of many NGLs. We believe that NGL prices are likely to stay low during 2015.

Much of the natural gas that we produce in the East Texas and Alabama regions contains high, naturally-occurring concentrations of hydrogen sulfide ("sulfur"). The primary use of sulfur is in the manufacture of phosphate fertilizers, therefore one of the major factors influencing the demand for sulfur is the demand for fertilizer. As with many commodities, developing economies are responsible for much of the global demand growth for fertilizer. We expect sulfur supply and demand to be in balance in 2015 and for prices to remain at or slightly below their current levels. Sulfur prices at Tampa in 2014 reached a high of almost $140 per long ton in the third quarter of 2014 and averaged $129 per long ton in the fourth quarter of 2014.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important indicators of our profitability and review these measures on a monthly basis for consistency and trend analysis. These measures include volumes, net revenues, operating expenses and Adjusted EBITDA (defined in Part II, Item 6. Selected Financial Data) from our continuing operations.

Volumes

We continually monitor the production rates of operated wells and significant non-operated wells. This information is a critical indicator of the performance of our wells, and we evaluate and respond to any significant adverse changes. We employ an experienced team of engineering and operations professionals to monitor these rates on a well-by-well basis and to design and implement remediation activities when necessary. We also design and implement workover and drilling operations to increase production in order to offset the natural decline of our currently producing wells. Because our rates of return on new drilling activity are determined in part on commodity prices, we may elect to scale back or cancel such activity during periods of low commodity prices, such as the one we are currently experiencing. Furthermore, we may elect to shut-in existing production in extreme commodity downturns (i.e., when the realized prices we receive are below our operating costs on a per unit basis).

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

Operating Expenses

We monitor and evaluate our costs routinely, both on a total cost and unit cost basis. Many of the operating costs we incur are not directly related to the quantity of hydrocarbons that we produce, so we strive to maximize our production rates in order to improve our unit operating costs. The most significant portion of our operating costs is associated with the operation of the Big Escambia Creek treating and processing facilities. These facilities are overseen by members of our engineering and operations staff. The majority of the cost of operating these facilities is independent of their throughput. This includes items such as labor, chemicals, utilities and materials.

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

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. We prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described herein adheres to the same guidelines when preparing their reserve reports. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Our proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas, natural gas liquids and oil eventually recovered.

Risk Management Activities. We have structured our hedging activities in order to minimize our commodity pricing and interest rate risks and to help maintain compliance with certain financial covenants in our revolving credit facility. These hedging activities rely upon forecasts of our expected operations and financial structure over the next few years. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed.  Based on our current production estimates, we have hedged approximately 85% of our 2015 expected crude and condensate production, 75% of our expected natural gas and ethane production and 20% of our expected natural gas liquids (heavier than ethane) production.

From the inception of our hedging program, we used mark-to-market accounting for our commodity hedges and interest rate swaps. We record monthly gains and losses on hedge instruments based upon cash settlement information. The settlement amounts vary due to the volatility in the commodity market prices throughout each month. We also record mark-to-market gains and losses monthly based upon the future value through their expiration dates. The expiration dates vary but are currently no later than December 2019 for our interest rate hedges and December 2019 for our commodity hedges. We monitor and review hedging positions regularly.

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

The carrying value of a long-lived asset is determined to not be recoverable when the carrying value of a long-lived asset exceeds our estimate of the undiscounted cash flows (calculated using the forward strip prices as of the date of the impairment test) expected to result from the use and eventual disposition of the long-lived asset. If the carrying value of a long-lived asset is determined not to be recoverable, the impairment loss is measured as the excess of the carrying value over its fair value.

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

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Revenues:
Oil and condensate	$105,122	$106,752	$101,424
Natural gas	51,252	45,222	42,444
Natural gas liquids	39,177	40,583	43,831
Sulfur	8,241	8,051	14,020
Commodity risk management gains (losses), net	94,431	(3,937)	28,110
Other revenue	(19)	701	1,486
Total revenues	298,204	197,372	231,315
Costs and expenses:
Operations and maintenance	43,670	41,426	41,391
Taxes other than income	12,925	12,928	15,343
General and administrative	47,193	53,131	50,990
Impairment	395,892	214,286	45,289
Depreciation, depletion and amortization	85,579	89,444	90,510
Total costs and expenses	585,259	411,215	243,523
Operating loss	(287,055)	(213,843)	(12,208)
Other income (expense):
Interest expense, net	(15,247)	(18,789)	(16,276)
Interest rate risk management losses, net	(1,734)	(1,104)	(4,727)
Loss on short-term investments	(62,028)	—	—
Other income (expense), net	8,294	(30)	(28)
Total other expense	(70,715)	(19,923)	(21,031)
Loss from continuing operations before income taxes	(357,770)	(233,766)	(33,239)
Income tax expense (benefit)	(5,403)	(5,595)	(1,093)
Loss from continuing operations	(352,367)	(228,171)	(32,146)
Discontinued operations, net of tax	212,460	(49,808)	(118,456)
Net loss	$(139,907)	$(277,979)	$(150,602)
Adjusted EBITDA(a)	$120,890	$119,772	$133,561
________________________

(a)	See "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

	Year Ended December 31,
	2014	2013	2012

Realized average prices:
Oil and condensate (per Bbl)	$80.07	$87.34	$85.65
Natural gas (per Mcf)	$4.27	$3.53	$2.58
NGLs (per Bbl)	$33.83	$35.12	$39.12
Sulfur (per Long ton)	$84.94	$76.38	$137.46
Production volumes:
Oil and condensate (Bbl)	1,312,749	1,222,270	1,184,200
Natural gas (Mcf)	11,995,478	12,804,475	16,442,579
NGLs (Bbl)	1,158,158	1,155,639	1,120,522
Total (Mcfe)	26,820,920	27,071,929	30,270,911
Sulfur (Long ton)	97,033	105,394	102,002

Capital expenditures	$134,510	$134,435	$163,975

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Production Revenues. For the year ended December 31, 2014, our production revenues, which exclude commodity risk management gains (losses), increased by $2.5 million as compared to the year ended December 31, 2013.  The increase in revenues was due to higher oil and condensate volumes and higher natural gas and sulfur prices, partially offset by lower natural gas, NGL and sulfur volumes and lower oil and condensate and NGL prices for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Production volumes during the year ended December 31, 2014 were negatively impacted by performance on our Alabama wells due to increases in completion times as well as declines in production on our Mid-Continent wells due to offsetting fracing on other wells and delays in completions for both operated and non-operated wells.

Commodity Risk Management Gains (Losses), net. During the year ended December 31, 2014, our commodity risk management gains increased by $98.4 million, as compared to the year ended December 31, 2013. During the year ended December 31, 2014, our gains due to the change in the mark-to-market value of our derivative contracts increased by $109.3 million, as compared to the year ended December 31, 2013, due to decreases in the natural gas, NGL and crude oil forward curves, especially in the fourth quarter of 2014 when West Texas Intermediate oil prices fell 37% from September 30, 2014 to December 31, 2014. Our commodity risk management gains from derivative contracts that settled during the year ended December 31, 2014 decreased $10.9 million, as compared to the year ended December 31, 2013. This decrease was due to higher natural gas and crude oil index prices, primarily during the first half of 2014, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Operating Expenses (Including Taxes Other Than Income). Operating expenses, including taxes other than income, increased by $2.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase was primarily due to increased post-production costs, increased plant operating expense and higher lease operating costs due to additional wells drilled.

Taxes Other Than Income. Taxes other than income, which includes severance and ad valorem taxes, for the year ended December 31, 2014 was consistent with the amount for the the year ended December 31, 2013.

General and Administrative Expenses. General and administrative expenses decreased by $5.9 million for the year ended December 31, 2014 as compared to the same period in 2013. This decrease was primarily due to lower compensation and benefit expenses due to the reduction in headcount as a result of the Midstream Business Contribution and lower equity based compensation expense due to an increase made to the estimated forfeiture rate during the year ended December 31, 2014. The forfeiture rate is used to calculate the amount of equity based compensation expense.

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $3.9 million for the year ended December 31, 2014 as compared to the same period in 2013.  The decrease was primarily a result of the impairment charges recorded during 2013 and overall decrease in production for the year ended December 31, 2014 as compared to the same period in 2013.

Impairment. During the year ended December 31, 2014, we recorded impairment charges of $395.9 million related to certain proved properties in all of our regions due primarily to lower commodity prices, higher operating costs and lower well performance. During the year ended December 31, 2013, we incurred impairment and other charges of $214.3 million related to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts and certain leaseholds in our Mid-Continent region unproved properties that we expected to expire undrilled in 2014.

Total Other Income (Expense).  Total other income (expense) primarily consisted of distributions from Regency related to the units we hold as a short-term investment and gains and losses from our interest rate swaps and interest expense related to our senior secured credit facility and our senior notes. During the year ended December 31, 2014, we received total distributions of $8.0 million. During the year ended December 31, 2014, our interest rate risk management losses increased by $0.6 million as compared to the year ended December 31, 2013, due to decreases in the forward interest rate curve.

Interest Expense. Interest expense decreased by $3.5 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The decrease in interest expense is primarily due to the repayment of borrowings outstanding under our revolving credit facility.

Loss on Short-term Investments. During the year ended December 31, 2014, we incurred a loss on short-term investments related to the Regency common units we received as partial consideration for the Midstream Business Contribution. This loss consists of $9.5 million as a result of a losses on sale of the common units and $52.5 million as a result of a decrease in the fair value of the common units that was deemed to be other than temporary.

Income Tax Expense (Benefit) Provision. Income tax provision for 2014 and 2013 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are each subject to federal income taxes.

Discontinued Operations. On July 1, 2014, we completed the contribution of our Midstream Business to Regency. We have classified the assets and liabilities of our Midstream Business as held for sale and the operations as discontinued. Discontinued operations increased by $262.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in discontinued operations for the year ended December 31, 2014 is primarily due to the gain on sale of the Midstream Business of $243.6 million. In addition, included within discontinued operations for the year ended December 31, 2014 are professional fees of $10.6 million and one-time termination benefits of $4.0 million. See Note 18 to the consolidated financial statements for the major line items that comprise discontinued operations.

Capital Expenditures.  Capital expenditures increased by $0.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  Changes in capital expenditures are primarily due to our drilling program.

During the year ended December 31, 2014, we drilled and completed 12 operated wells in the Mid-Continent and Alabama regions and participated with a working interest in 15 non-operated wells drilled and completed in the Mid-Continent region. Additionally, during the year ended December 31, 2014, we conducted seven recompletions, fifteen capital workovers and seven expense workovers across our operations.

Adjusted EBITDA. Adjusted EBITDA, as defined under Item 6. Selected Financial Data - Non-GAAP Financial Measures, from continuing operations decreased by $1.1 million from $119.8 million for the year ended December 31, 2013 to $120.9 million for the year ended December 31, 2014. The following table presents the changes in operations impacting Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	Change
	($ in thousands)
Revenues (a)	$203,771	$201,308	$2,463
Commodity derivative settlements	4,669	15,557	(10,888)
Operating expenses	56,595	54,354	(2,241)
General and administrative expenses (b)	38,995	42,739	3,744
Distributions received from Regency	8,040	—	8,040
Adjusted EBITDA (c)	$120,890	$119,772	$1,118
_________________________

(a)	Excludes the impact of imbalances.

(b)	Excludes non-cash compensation charges related to our long-term incentive program.

(c)	See "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Production Revenue. For the year ended December 31, 2013, production revenues decreased by $1.9 million as compared to the year ended December 31, 2012.   The decrease in revenues was due to the sale of our Barnett properties, lower natural gas volumes, and lower NGL and sulfur prices, partially offset by higher oil and NGL volumes, and higher oil and natural gas prices for the year ended December 31, 2013, compared to the year ended December 31, 2012. Volumes during the year ended December 31, 2013, were negatively impacted by suspended operations at our Flomaton separation and treating facility, increased natural gas fuel consumption at our Big Escambia Creek treating and processing facility, higher than expected decline rates from our 2012 Cana Shale program wells, production delays associated with extended drilling time for certain wells in the Mid-Continent, an unsuccessful development well in the Mid-Continent and less than expected volumes from our Mid-Continent and Permian recompletion projects. Golden Trend and Southeast Cana volumes during the year ended December 31, 2013 were negatively impacted by a third-party processing plant being shutdown for eight days in September 2013. Volumes returned to normal production levels during the month of September. During November and December 2013, revenues were negatively impacted by approximately $1.2 million due to weather related events.

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

During the year ended December 31, 2012, we completed the following turnarounds at our Alabama processing facilities to make certain repairs and routine inspections of equipment.null
•In March 2012, our Flomaton facility was shut-down for approximately twelve days.

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
Commodity Risk Management Gains (Losses), net. During the year ended December 31, 2013, our commodity risk management gains increased by $32.0 million, as compared to the year ended December 31, 2012. During the year ended December 31, 2013, our losses due to the change in the mark-to-market value of our derivative contracts increased by $17.6 million, as compared to the year ended December 31, 2012, due to increases in the natural gas, NGL and crude oil forward curves.  Our gains from derivative contracts that settled during the year ended December 31, 2013 decreased $14.5 million, as compared to the year ended December 31, 2012. This decrease was due to higher natural gas and crude oil index prices, partially offset by lower NGL index prices, in relation to the strike prices of our settled contracts, as compared to the same period in the prior year. In addition, the decrease was due to the higher level of direct NGL product contracts that settled during the year ended December 31, 2012, as compared to the same period in 2013.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Operating Expenses. Operating expenses increased by less than $0.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Taxes Other Than Income. Taxes other than income, which includes severance and ad valorem taxes, decreased by $2.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The decrease was primarily due to the sale of our Barnett Shale properties, lower severance taxes resulting from decreased sales and from a refund received from the state of Oklahoma for taxes paid in prior years.

General and Administrative Expenses. General and administrative expenses increased by $2.1 million for the year ended December 31, 2013 as compared to the same period in 2012. This increase was primarily due to higher salaries and benefits, which was due to increased equity compensation expense due to additional grants as well as increased professional fees.

 Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $1.3 million for the year ended December 31, 2013 as compared to the same period in 2012.  The decrease was primarily a result of the sale of our Barnett Shale properties and impairment charges recorded during due to depletion and amortization expense incurred during the year ended December 31, 2013 for the properties acquired in the Mid-Continent Acquisition, partially offset by decreases as a result of the impairment charge recorded during 2013 and 2012.

Impairment and Other. During the year ended December 31, 2013, we recorded an impairment charge of $214.3 million due to certain proved properties in the Cana Shale in the Mid-Continent region and Permian region due to lower reserve forecasts and certain leaseholds in our Mid-Continent region unproved properties that we expected to expire undrilled in 2014. During the year ended December 31, 2012, we incurred impairment and other charges of $45.3 million due to (i) certain unproved property leaseholds that we expected to expire undrilled in 2013 and (ii) our proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing relatively high operating costs associated with gas compression. In addition, we recorded a loss on the sale of our properties in the Barnett Shale in 2012.

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

Interest expense, net increased by $2.5 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The increase in interest expense is due to the issuance of the senior unsecured notes, described above, along with increased borrowings under our revolving credit facility.

Income Tax (Benefit) Provision. Income tax provision for 2013 and 2012 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., which are each subject to federal income taxes.

Discontinued Operations. On July 1, 2014, we completed the contribution of our Midstream Business to Regency, and as a result, we have classified the assets and liabilities as held for sale and the operations as discontinued. For the year ended December 31, 2013, the loss from discontinued operations decreased by $70.2 million compared to the year ended December 31, 2012. The decrease was primarily due to impairment charges incurred within our Midstream Business during the year ended December 31, 2012. We did not incur any impairment charges in our Midstream Business during the year ended December 31, 2013. This decrease was offset by commodity risk management losses incurred during the year ended December 31, 2013 compared to commodity risk management gains incurred during the year ended December 31, 2012. In addition, discontinued operations during the year ended December 31, 2013 includes approximately $4.7 million of accounting, legal and advisory services expenses related to the contribution of our Midstream Business to Regency.

Capital Expenditures.  Capital expenditures decreased by $29.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012.   During the year ended December 31, 2013, we drilled and completed thirteen gross operated wells and participated in thirty-one gross non-operated wells and drilled and abandoned one unproductive well on leases in the Mid-Continent region. Additionally, during the year ended December 31, 2013, we conducted ten recompletions, twenty-four capital workovers and eight expense workovers across our operations.

Adjusted EBITDA. Adjusted EBITDA, as defined under Item 6. Selected Financial Data - Non-GAAP Financial Measures, from continuing operations decreased by $13.8 million from $133.6 million for the year ended December 31, 2012 to $119.8 million for the year ended December 31, 2013. The following table presents the changes in operations impacting Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	Change
	($ in thousands)
Revenues (a)	$201,308	$203,522	$(2,214)
Commodity derivative settlements	15,557	30,044	(14,487)
Operating expenses	54,354	56,734	2,380
General and administrative expenses (b)	42,739	43,271	532
Adjusted EBITDA (c)	$119,772	$133,561	$(13,789)
_________________________

(a)	Excludes the impact of imbalances

(b)	Excludes non-cash compensation charges related to our long-term incentive program.

(c)	See "Part II, Item 6. Selected Financial Data - Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, issuances of equity and debt securities, borrowings under our Credit Agreement and asset sales. Our primary cash requirements have included general and administrative expenses, operating expenses, maintenance and growth capital expenditures, short-term working capital needs, interest payments on our outstanding debt, distributions to our unitholders and acquisitions of new assets or businesses.

In connection with the consummation of the Midstream Business Contribution, we were able to improve our liquidity position by paying down our borrowings under our Credit Agreement, resulting in increased borrowing availability, and exchanging $498.9 million face amount of our outstanding senior notes, resulting in significantly decreased debt levels. In addition, we received 8,245,859 Regency common units as part of the consideration received for the Midstream Business Contribution. During the fourth quarter of 2014, we sold 1,852,202 Regency common units for net proceeds of $50.1 million and in 2015, we sold an additional 2,389,732 Regency common units through February 26, 2015 for net proceeds of $56.3 million. As of February 26, 2015, we still held 4,003,925 Regency common units (valued at approximately $95.8 million (based on the closing price of Regency common units on February 26, 2015), the ongoing sales of which will provide additional liquidity.

We believe that our improved liquidity position as a result of the Midstream Business Contribution and our historical sources of liquidity will be sufficient to satisfy our short-term liquidity needs and to fund our committed capital expenditures for at least the next twelve months. Our growth strategy entails pursuing attractive upstream acquisitions and organic drilling opportunities. We may utilize any of various available financing sources, including liquidity from the consummation of the Midstream Business Contribution, proceeds from the issuance of equity or debt securities, sales of Regency common units or borrowings from our Credit Agreement to fund all or a portion of our potential acquisitions and organic growth expenditures. Our ability to complete future offerings of equity or debt securities, sales of Regency common units and the timing of these offerings will depend upon various factors including prevailing market conditions and our financial condition. As of February 26, 2015, our total liquidity was approximately $231 million, comprised of $135 million of availability under our senior secured credit facility and 4.0 million Regency units valued at approximately $96 million.

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

Our current 2015 capital budget anticipates that we will spend approximately $72.4 million in total, of which $18.1 million related to growth capital expenditures and $54.3 million related to maintenance capital expenditures. We anticipate that our capital spending will be made ratably throughout 2015. Our capital budget expectations could be adjusted up or down in the event of further declines or increases in applicable commodity prices.

Our capital expenditures, excluding amounts related to our Midstream Business, were approximately $134.5 million million for the year ended December 31, 2014, of which $58.5 million million related to maintenance capital expenditures and $76.1 million million related to growth capital expenditures.

In order to lower sulfur dioxide ("SO2") emissions from our Big Escambia Creek processing facility in Alabama, as required by our existing air emissions permit, our operating subsidiary initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek processing facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and through December 31, 2014 had resulted in increased sulfur production and reductions in SO2 emissions to levels within the required permitted levels.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek processing facility. This phase is designed to improve the operational reliability of the processing facility, further increase the quantity of marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Alabama.  In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2017 at a cost of approximately $6 million net to our interest. The facility may require further upgrades to repair or replace certain sulfur recovery unit components beyond 2017.

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

Pursuant to the foregoing distribution policy, the actual distributions we declare are subject to our operating performance, prevailing market conditions (including forward oil, condensate, natural gas, natural gas liquid and sulfur prices), the impact of unforeseen events and the approval of our Board of Directors .

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

Revolving Credit Facility

On October 10, 2014, we entered into the Fifth Amendment (the "Fifth Amendment") to our Credit Agreement. The Fifth Amendment, among other items, provided for current commitments totaling $320 million, with the ability to increase commitments up to a total aggregate amount of $1.2 billion. The Fifth Amendment coincided with the semi-annual borrowing base redetermination by our commercial lenders and the next redetermination will be in April 2015. The Fifth Amendment extended the maturity to October 2019. In addition, as a result of the completion of the Midstream Business contribution, our borrowing base under the Credit Agreement is now strictly based on the value of our oil and natural gas properties and our commodity derivative contracts, which was formerly referred to as the upstream component of the borrowing base. The decline in oil and natural gas prices in the fourth quarter of 2014 has impacted the value of our estimated proved reserves and, in turn, the market value used by our lenders to determine our borrowing base. Accordingly, at the next redetermination we anticipate that our borrowing base will be lower than our current $320 million borrowing base.
As of December 31, 2014, our borrowing base totaled approximately $320 million, and based on our outstanding borrowings and letters of credit, we had approximately $107.4 million of availability under the Credit Agreement.
For a further discussion of our Credit Agreement and current availability, see Note 8 to our consolidated financial statements.

Senior Unsecured Notes
On July 1, 2014, as part of the contribution of the Midstream Business to Regency, $498.9 million face amount of newly-issued Regency senior unsecured notes due 2019 were exchanged for $498.9 million face amount of our existing senior unsecured notes. Thus, as of July 1, 2014, only $51.1 million face amount of our senior unsecured notes remained outstanding.

For a further discussion of our Senior Notes, see Note 8 to our consolidated financial statements.

Debt Covenants

Our revolving credit facility requires us to maintain certain leverage and current ratios. As of December 31, 2014, we were in compliance with all of our debt covenants.

The following table presents the debt covenant levels specified in the Credit Agreement as of December 31, 2014:

Quarter Ended	Total Leverage Ratio	Current Ratio
December 31, 2014 and Thereafter until Maturity (October 2019)	< 4.0x	> 1.0x

Our actual financial covenant ratios as of December 31, 2014, were as follows:

Total leverage ratio	2.2
Current ratio	5.2

Our long-term target is to maintain our ratio of total outstanding debt to Adjusted EBITDA, or "total leverage ratio," at or below 3.5 to 1.0 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects.

Our Senior Notes that did not exchange as part of the Midstream Business Contribution remain outstanding under an amended indenture with substantially all of the restrictive covenants and certain events of default eliminated.

At December 31, 2014, we were in compliance with our covenants under the Senior Notes indenture.

For a further discussion of our revolving credit facility and Senior Notes, see Note 8 to our consolidated financial statements.

Common Unit Repurchase Program

On October 27, 2014, we announced a common unit repurchase program of up to $100 million through which repurchases may be made from time to time at prevailing prices on the open market or in privately negotiated transactions. The program was authorized to commence following the filing of our Quarterly Report on Form 10-Q for the quarter ending September 30, 2014 and will conclude by March 31, 2016. The repurchase program does not obligate us to acquire any, or any specific number of, units and may be discontinued at any time. We have cancelled, and will continue to cancel units repurchased under the repurchase program. We have funded repurchases, and intend to fund any future repurchases, with the proceeds of sales of Regency Common Units. The use of these sales proceeds is expressly permitted under our Credit Agreement. As of December 31, 2014, a total of 7,455,887 units had been repurchased under this program for approximately $19.2 million. We have also repurchased an additional 1,171,584 common units from January 1, 2015 through February 26, 2015 for approximately $2.6 million.

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We intend to use the net proceeds from any sales under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of December 31, 2014, a total of 1,521,086 units had been issued under this program for net proceeds of approximately $12.9 million. No sales were made under the program during the year ended December 31, 2014. The last time units were issued under this program was during 2013.

Cash Flows

Cash Distributions

The table below summarizes the distributions paid or payable and declared for the last three years.

Quarter Ended	Distribution per Unit	Record Date**	Payment Date
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012+	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012+	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012+	$0.2200	February 7, 2013	February 14, 2013
March 31, 2013+*	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013+*	$0.2200	August 7, 2013	August 14, 2013
September 30, 2013+*	$0.1500	November 7, 2013	November 14, 2013
December 31, 2013+*	$0.1500	February 7, 2014	February 14, 2014
March 31, 2014***	$—	N/A	N/A
June 30, 2014***	$—	N/A	N/A
September 30, 2014+*	$0.07	November 7, 2014	November 14, 2014
December 31, 2014+*	$0.07	February 6, 2015	February 13, 2015
_____________________________

+
The distribution per unit represents distributions made only on common units, including eligible restricted common units issued under our Long-Term Incentive Plan ("LTIP"). Since July 30, 2010, the only other class of equity we have outstanding is a non-economic general partner interest.

*	The units eligible for the distribution exclude certain restricted units under the LTIP.

**	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

***	No distribution was declared or paid for this period.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2014, working capital, excluding assets and liabilities held for sale, was a positive $189.6 million as compared to a negative $52.8 million as of December 31, 2013.

The net increase in working capital of $242.4 million from December 31, 2013 to December 31, 2014 resulted primarily from the following factors:

•	cash and cash equivalents increased by $1.3 million primarily due to the timing of payments and receipt of cash;

•	short-term investments increased by $153.4 million as a result of Regency common units received as partial consideration in connection with the Midstream Business Contribution;

•	trade accounts receivable increased by $22.3 million primarily from higher volumes and the timing of receipt of payments;

•	prepayments and other current assets increased by $3.8 million primarily due to the payment of insurance premiums;

•	accounts payable decreased by $0.9 million primarily as a result of the timing of payments of unbilled expenditures;

•
risk management net working capital balance increased by a net $47.6 million as a result of changes in current portion of mark-to-market unrealized positions as a result of decreases to the forward crude oil, natural gas and NGL price curves; and

•	accrued liabilities decreased by $15.1 million primarily as a result of lower interest and compensation accruals.

Cash Flows for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Cash Flow from Operating Activities. Cash flows from operating activities decreased $36.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to:

•	Timing of cash payments and cash receipts; and

•	A decrease in our results of operations as a result of increased operating costs and lower commodity risk management settlements as a result of increased oil and natural gas prices;

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2014 were $92.9 million as compared to cash flows used in investing activities of $149.9 million for the year ended December 31, 2013. The decrease was primarily driven by:

•	Proceeds from the sale of short-term investments increased by $43.8 million during the year ended December 31, 2014, as compared to the same period in 2013; and

•	A decrease in capital expenditures during the year ended December 31, 2014 of $13.3 million as compared to the same period in 2013, in particular, decreased spending on our drilling program.

Cash Flows from Financing Activities. Cash flows used in financing activities during the year ended December 31, 2014 were $555.4 million as compared to cash flows provided by financing activities of $69.7 million for the year ended December 31, 2013. The increase was driven by:

•
Increased net repayments of long-term debt of $463.6 million as compared to the same period in 2013 due to the use of cash received from the contribution of the Midstream Business to Regency to paydown a portion of the long-term debt outstanding.

This increase was partially offset by:

•
Decreased distributions of $90.9 million during the year ended December 31, 2014, as compared to the same period in 2013, as a result of the suspension of our quarterly distribution for the first and second quarters of 2014 and a lower reinstated quarterly distribution for the third quarter of 2014;

•	Proceeds from derivative contracts decreased by $6.3 million during the year ended December 31, 2014, as compared to the same period in 2013; and

•	Decreased net proceeds of $97.9 million from our equity offering during the year ended December 31, 2014, as compared to the same period in 2013.

Cash Flows Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash Flow from Operating Activities. Cash flows from operating activities increased $38.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to:

•
Timing of cash payments and cash receipts, partially offset by a decrease in our results of operations as a result of increased operating costs and lower commodity risk management settlements as a result of increased oil and natural gas prices; and

•
During the year ended December 31, 2012, we made payments of $6.6 million to terminate certain interest rate swaps, adjust the strike price on an existing WTI crude oil swap and partially unwind certain other commodity derivative contracts. During the year ended December 31, 2013, we did not make any payments to unwind any derivative contracts.

Cash Flows from Investing Activities. Cash flows used in investing activities for the year ended December 31, 2013 were $149.9 million as compared to cash flows used in investing activities of $152.5 million for the year ended December 31, 2012. The decrease was driven by:

•	A decrease in capital expenditures during the year ended December 31, 2013 of $18.0 million as compared to the same period in 2012, in particular, decreased spending on our drilling program; and

•	Decreased proceeds from the sale of assets of $15.3 million during the year ended December 31, 2013, as compared to the same period in 2012.

Cash Flows from Financing Activities. Cash flows provided by financing activities during the year ended December 31, 2013 were $69.7 million as compared to cash flows used by financing activities of $165.5 million for the year ended December 31, 2012. The decrease was due to:

•	During the year ended December 31, 2012, we received net proceeds of $22.3 million and $31.8 million, respectively, from the sale of our Senior Notes and the exercise of warrants;

•	Increased distributions of $6.7 million during the year ended December 31, 2013 as compared to the same period in 2012, as a result of an increase in our units outstanding;

•	Proceeds from derivative contracts decreased by $13.1 million during the year ended December 31, 2013, as compared to the same period in 2012; and

•	Net repayments on our revolving credit facility of $98.3 million during the year ended December 31, 2013 as compared to net repayments of $127.0 million during the year ended December 31, 2012.

The decrease was partially offset by:

•	Increased net proceeds of $6.2 million from our equity offering during the year ended December 31, 2013, as compared to the same period in 2012.

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

For a further description of our hedging activity, see Note 11 to our consolidated financial statements.

Off-Balance Sheet Obligations.

We have no off-balance sheet transactions or obligations as of December 31, 2014.

Total Contractual Obligations.

The following table summarizes our total contractual cash obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018-2019	Thereafter
	($ in millions)
Revolving Credit Facility (including interest)(a)	$234,629	$4,613	$4,613	$4,613	$220,790	$—
Senior Notes	70,027	4,281	4,281	4,281	57,184	—
Operating leases	12,989	5,853	3,899	2,799	438	—
Asset Retirement Obligations	50,873	2,966	2,263	3,095	9,146	33,403
Total contractual obligations	$368,518	$17,713	$15,056	$14,788	$287,558	$33,403
__________________________

(a)
These amounts exclude estimates of the effect of our interest rate swap contracts on our future interest obligations. As of December 31, 2014, the fair value of our interest rate swap contracts, which expire on December 31, 2019, totaled a liability of $5.8 million.

Recent Accounting Pronouncements

For a recent accounting pronouncements, please see Note 3 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Risk and Accounting Policies

We are exposed to market risks associated with adverse changes in commodity prices, interest rates and counterparty credit. We may use financial instruments such as swaps, put and call options and other derivatives to mitigate the effects of the identified risks. Adverse effects on our cash flow from changes in crude oil, natural gas, NGL product prices or interest rates could adversely impact our ability to make distributions to our unitholders, meet debt service obligations, fund required capital expenditures, and other similar requirements. Our management has established a review of our market risks and has developed risk management policies and procedures to monitor and manage these market risks. Our general partner is responsible for the overall approval of market risk management policies, delegation of transaction authority levels, and for the establishment of a Risk Management Committee ("RMC"). The RMC is composed of officers (including, on an ex officio basis, our chief executive officer) who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The RMC is the entity responsible for creating and implementing a sound approach to managing our credit, commodity price and interest rate risk with respect to our budgetary exposure and stated risk tolerance. As such, the RMC’s responsibilities and authorities are to:

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

•
Report quarterly to the Board of Directors on the performance of the hedge program. These reports disclose, but may not necessarily be limited to, the following: percentage of volumes and debt outstanding hedged; mark-to-market valuations of open positions; and realized hedge settlement.

The RMC is specifically charged with the following:

•	Establishing an organizational structure for financial risk management controls;

•	Establishing clearly-defined segregation of duties and delegations of authority related to derivatives hedging;

•	Identifying permitted transaction and product types; and

•	Executing derivative transactions on behalf of the Partnership.

The Audit Committee of our Board of Directors reviews with management the implementation of our policy.

We have implemented a Risk Management Policy which allows management to execute hedging instruments, which may include swaps, collars, options and other derivatives, in order to reduce exposure to substantial adverse changes in the prices of commodities and in interest rates. We monitor and ensure compliance with our corporate Risk Management Policy through senior level executives in our operations, finance and legal departments. Our Risk Management Policy includes the following provisions:

1. Anti-speculation

Speculative buying and selling of commodity or interest rate products is prohibited. “Speculation” includes, but is not limited to, buying or selling commodity or financial instruments that are not necessary for meeting forecasted production (with respect to commodity hedges), or outstanding debt service (with respect to interest rate hedges).

2. Maximum Transaction Term

The maximum term of any hedging transaction should be five (5) years, unless specifically approved by our Board of Directors.

3. Maximum Transaction Volumes

Hedged commodity volumes are not to exceed, for any settlement period, 80% of the expected production for that settlement period, and hedged interest rates shall not exceed, for any settlement period, 100% of total expected outstanding indebtedness for that settlement period. Neither of these limitations shall be exceeded without the prior approval of the Board of Directors, which (with respect to commodity volumes) we did obtain for 2013 and 2014.

As measured on the date of execution of any new derivative, the aggregate notional volumes under commodity derivatives executed during a single financial quarter shall not exceed, for any settlement period, 20% of the hedgeable volumes (with respect to commodity hedges) or expected outstanding indebtedness (with respect to interest rate hedges) for that settlement period.

4. Portfolio Performance and Value Reporting

Our staff shall prepare performance reports containing an analysis of physical and financial positions of all energy price and interest rate hedge contracts for review by the Risk Management Committee and presentation to the Board of Directors or the Audit Committee. The frequency and content of performance reports shall be determined by the Risk Management Committee, but in no case will be done less frequently than quarterly.

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

Our Board of Directors, through its Audit Committee, also plays an important role in our risk oversight function. The Audit Committee is primarily responsible for the oversight of: (i) the integrity of our financial statements and internal controls, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor's qualifications, independence and performance of our internal audit function, and (iv) matters related to our hedging activities, litigation/disputes and environmental issues.

See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies — Risk Management Activities and Note 11 to our consolidated financial statements for further discussion of the accounting for our derivative contracts.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of crude oil, natural gas, NGLs and other commodities. Our profitability and cash flow are affected by changes in prices of these commodities. These prices are impacted by changes in the supply and demand for these commodities, as well as market uncertainty and other factors beyond our control. Historically, changes in the prices of NGLs have generally correlated with changes in the price of crude oil. For a discussion of the volatility of crude oil, natural gas and NGL prices, please see Item 1A. Risk Factors - Natural gas, NGLs, crude oil and other commodity prices are volatile, and an adverse movement in these prices, such as the one recently experienced, could adversely affect our cash flow and our ability to make distributions.

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

As of December 31, 2014, our commodity hedge portfolio totaled $97.1 million, which consists of assets aggregating $97.1 million less liabilities aggregating $0.0 million. For additional information, see Notes 11 and 12 of our consolidated financial statements for additional discussion of our hedging activities and related fair values.

Effectiveness of Commodity Risk Management Activities

The goal of our commodity risk management activities is to reduce the impact of changing commodity prices on our ability to make future distributions to our unitholders.  One way we evaluate the effectiveness of these activities is to analyze the theoretical change in our internal estimates of future Adjusted EBITDA given an assumed change in future commodity prices.  Using this method, we estimate that a $10 per barrel change in NYMEX crude oil prices and a $1 per MMbtu change in NYMEX natural gas prices would result in changes to 2015 Adjusted EBITDA of approximately $3 million and less than $1 million, respectively, based on $50 per barrel and $3.00 per MMbtu commodity prices.

Users of this information should be aware that these estimates rely on a large number of assumptions that may ultimately prove to be false.  These assumptions include, but are not limited to, future production rates, future costs and other economic conditions, and future relationships between crude oil prices and natural gas liquids prices.

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

On November 21, 2014, we amended our existing interest rate swaps to lower the notional amount from $250 million to $175 million, extended the maturity date from their original maturity date of June 22, 2015 to a new maturity date of December 31, 2019 and blended the existing swap rate for these extended swaps with the then prevailing interest swap rate, which lowered the rate from 2.95% to 2.3195%.

We estimate that for 2015, a 10% increase or decrease in the current LIBOR rates would impact our interest expense by less than $0.1 million.

See Notes 11 and 12 of our consolidated financial statements for additional discussion of our interest rate hedging activities and related fair values.

     The table below summarizes the changes in commodity and interest rate risk management assets for the applicable periods (excluding amounts classified as held for sale or discontinued):

	Year Ended
	December 31, 2014	December 31, 2013
	($ in thousands)
Net risk management assets (liabilities) at beginning of period	$(1,756)	$12,086
Cash received (paid) from settled contracts	(354)	8,801
Settlements of positions	354	(8,801)
Change in mark-to-market valuations of positions	93,051	(13,842)
Balance of risk management assets (liabilities) at end of period	$91,295	$(1,756)

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

  All of our product sale contracts require payment within 30 days payment term deals, with credit based upon 60 days of deliveries.

The concentration of credit risk may affect our overall credit risk in that these customers may be similarly affected by changes in the natural gas, natural gas liquids, petrochemical and other segments of the energy industry, the economy in general, the regulatory environment and other factors.

In evaluating credit risk exposure, we analyze the financial condition of each counterparty before entering into an agreement. Our corporate credit policy lists the resource materials and information required to assess the financial condition of each prospective customer. The credit threshold for each customer is also based upon a time horizon for exposure, which is typically 60 days or less. We establish these credit limits and monitor and adjust them on an ongoing basis. We also require counterparties to provide letters of credit or other collateral financial agreements for exposure in excess of the established threshold. All of our sales agreements contain adequate assurance provisions to permit us to mitigate or eliminate future credit risk, at our sole discretion, by suspending deliveries until obligations and payments are satisfied or by canceling the agreement.

Our derivative counterparties at December 31, 2014 included Wells Fargo Bank N. A., Comerica Bank, Bank of America Merrill Lynch, ING Capital Markets LLC, Regions Financial Corporation and CITIBANK, N.A.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of KPMG, LLP ("KPMG") as the independent registered public accounting firm begin on page F-1 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
     The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, and our Audit Committee of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.
     Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management's Annual Report On Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management has conducted (i) an evaluation of the design of our internal control over financial reporting, and (ii) a testing of the effectiveness of our internal control over financial reporting, as it pertains to the calendar year 2014.  The evaluation and testing was conducted by our internal auditor, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Our evaluation and testing followed the “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our evaluation and testing was conducted as of the year ended December 31, 2014, which is the period covered by this report. Based on our assessment, we believe our internal controls over financial reporting are effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on the criteria of the COSO Framework.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this report, has issued an attestation report on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2014, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.:

We have audited Eagle Rock Energy Partners, L.P.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Eagle Rock Energy Partners, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, Eagle Rock Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Rock Energy Partners, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Houston, Texas
March 2, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
  Information required to be set forth in Item 10. Directors, Executive Officers and Corporate Governance, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2014 Annual Meeting of Unitholders to be filed no later than April 30, 2015.

Item 11.	Executive Compensation.

Information required to be set forth in Item 11. Executive Compensation, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2015 Annual Meeting of Unitholders to be filed no later than April 30, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Information required to be set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2015 Annual Meeting of Unitholders to be filed no later than April 30, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required to be set forth in Item 13. Certain Relationships and Related Transactions, and Director Independence, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2015 Annual Meeting of Unitholders to be filed no later than April 30, 2015.

Item 14.	Principal Accounting Fees and Services.

Information required to be set forth in Item 14. Principal Accountant Fees and Services, has been omitted and will be incorporated herein by reference, when filed, to our proxy statement for our 2015 Annual Meeting of Unitholders to be filed no later than April 30, 2015.

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

4.1
Third Supplemental Indenture dated as of July 1, 2014, among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 3, 2014)

4.2
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the registrant's Form S-4 filed with the Commission on November 20, 2012)

4.3
First Supplemental Indenture dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2011)

4.4
Indenture dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.5
Registration Rights Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

4.6
Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P.) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 25, 2010)

10.1
Fifth Amendment to the Amended and Restated Credit Agreement and First Amendment to Amendment and Restated Guaranty and Collateral Agreement, dated as of October 10, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 14, 2014)

10.2
Borrowing Base and Fourth Amendment to the Amended and Restated Credit Agreement, effective as of May 28, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 29, 2014)

10.3
Third Amendment to the Amended and Restated Credit Agreement, effective as of February 26, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 27, 2014)

10.4
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 23, 2013)

10.5
First Amendment to Amended and Restated Credit Agreement by and between Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated December 28, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K filed on December 31, 2012).

10.6
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

10.9†
Raw Product Purchase and Sale Agreement, by and between Phillips 66 Company and Eagle Rock Field Services, L.P., dated December 23, 2013, (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on February 28, 2014)

10.10
Second Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013(incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.11
First Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.12†
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 2, 2012)

10.13**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.14**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.15**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.16**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Joseph Schimelpfening dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.17**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.18**	Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert Hallett dated May 1, 2012

10.19**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.20**
Form of Supplemental Indemnification Agreement among Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on December 30, 2009)

10.21**	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

Exhibit Number	Description

10.22**	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

10.23**
Amended and Restated Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan effective June 24, 2014 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on August 20, 2014)

10.24**
Form of Restricted Unit Agreement under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on August 20, 2014)

10.25**
Form of Performance Unit Agreement under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 20, 2014)

10.26**†	Eagle Rock Energy G&P, LLC 2014 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 28, 2014)

10.27**
Master Agreement between Eagle Rock Energy G&P, LLC and Roger A. Fox dated September 16, 2014, incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on October 31, 2014)

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers posted on the Company’s website at www.eaglerockenergy.com.

21.1*	List of Subsidiaries of Eagle Rock Energy Partners, L.P.

23.1*	Consent of KPMG LLP

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH A. MILLS Joseph A. Mills	Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ ROBERT M. HAINES Robert M. Haines	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ PEGGY A. HEEG Peggy A. Heeg	Director	March 2, 2015

/s/ CHRISTOPHER D. RAY Christopher D. Ray	Director	March 2, 2015

/s/ PHILIP B. SMITH Philip B. Smith	Director	March 2, 2015

/s/ WILLIAM A. SMITH William A. Smith	Director	March 2, 2015

/s/ DAVID W. HAYES David W. Hayes	Director	March 2, 2015

/s/ WILLIAM K. WHITE William K. White	Director	March 2, 2015

/s/ HERBERT C. WILLIAMSON III Herbert C. Williamson III	Director	March 2, 2015

EAGLE ROCK ENERGY PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Eagle Rock Energy G&P, LLC and Unitholders of Eagle Rock Energy Partners, L.P.:
We have audited the accompanying consolidated balance sheets of Eagle Rock Energy Partners, L.P. and subsidiaries (collectively, the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Rock Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
March 2, 2015

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In thousands, except unit amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,343	$76
Short-term investments	153,448	—
Accounts receivable (a)	39,596	17,250
Risk management assets	44,805	5,559
Prepayments and other current assets	9,911	6,123
Assets held for sale	—	1,259,382
Total current assets	249,103	1,288,390
PROPERTY, PLANT AND EQUIPMENT — Net	487,988	824,451
INTANGIBLE ASSETS — Net	3,072	3,268
DEFERRED TAX ASSET	2,315	1,438
RISK MANAGEMENT ASSETS	46,490	3,871
OTHER ASSETS	5,307	6,132
TOTAL	$794,275	$2,127,550

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,226	$50,158
Accrued liabilities	8,053	23,162
Taxes payable	2,246	149
Risk management liabilities	—	8,360
Liabilities held for sale	—	637,738
Total current liabilities	59,525	719,567
LONG-TERM DEBT	263,343	757,480
ASSET RETIREMENT OBLIGATIONS	47,907	37,306
DEFERRED TAX LIABILITY	30,321	34,097
RISK MANAGEMENT LIABILITIES	—	2,826
OTHER LONG TERM LIABILITIES	4,709	2,395
COMMITMENTS AND CONTINGENCIES (Note 13)
MEMBERS' EQUITY (b)	388,470	573,879
TOTAL	$794,275	$2,127,550
________________________

(a)	Net of allowance for bad debt of $1,023 as of December 31, 2014 and $931 as of December 31, 2013.

(b)
150,154,909 and 156,644,153 common units were issued and outstanding as of December 31, 2014 and December 31, 2013, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 2,419,750 and 2,743,807 as of December 31, 2014 and December 31, 2013, respectively.

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Natural gas, natural gas liquids, oil, condensate, and sulfur	$203,792	$200,608	$201,719
Commodity risk management gains (losses), net	94,431	(3,937)	28,110
Other revenue	(19)	701	1,486
Total revenue	298,204	197,372	231,315
COSTS AND EXPENSES:
Operations and maintenance	43,670	41,426	41,391
Taxes other than income	12,925	12,928	15,343
General and administrative	47,193	53,131	50,990
Impairment and other	395,892	214,286	45,289
Depreciation, depletion and amortization	85,579	89,444	90,510
Total costs and expenses	585,259	411,215	243,523
OPERATING LOSS	(287,055)	(213,843)	(12,208)
OTHER (EXPENSE) INCOME:
Interest expense, net	(15,247)	(18,789)	(16,276)
Interest rate risk management losses, net	(1,734)	(1,104)	(4,727)
Loss on short-term investments	(62,028)	—	—
Other income (expense), net	8,294	(30)	(28)
Total other (expense) income	(70,715)	(19,923)	(21,031)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(357,770)	(233,766)	(33,239)
INCOME TAX BENEFIT	(5,403)	(5,595)	(1,093)
LOSS FROM CONTINUING OPERATIONS	(352,367)	(228,171)	(32,146)
DISCONTINUED OPERATIONS, NET OF TAX	212,460	(49,808)	(118,456)
NET LOSS	$(139,907)	$(277,979)	$(150,602)

NET LOSS PER COMMON UNIT—BASIC AND DILUTED:
Loss from Continuing Operations
Common units - Basic	$(2.25)	$(1.50)	$(0.26)
Common units - Diluted	$(2.25)	$(1.50)	$(0.26)
Discontinued Operations
Common units - Basic	$1.36	$(0.32)	$(0.87)
Common units - Diluted	$1.36	$(0.32)	$(0.87)
Net Loss
Common units - Basic	$(0.89)	$(1.82)	$(1.13)
Common units - Diluted	$(0.89)	$(1.82)	$(1.13)
Weighted Average Units Outstanding (in thousands)
Common units - Basic	156,700	153,562	135,609
Common units - Diluted	156,700	153,562	135,609

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	(139,907)	(277,979)	(150,602)
Other comprehensive income:
Gain on short-term investments	3,381	—	—
(Loss) on short-term investments	(3,381)	—	—
COMPREHENSIVE LOSS	(139,907)	(277,979)	(150,602)

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(in thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — January 1, 2012	127,606,229	$1,007,347	$1,007,347
Net loss	—	(150,602)	(150,602)
Distributions	—	(119,211)	(119,211)
Vesting of restricted units	1,101,323	—	—
Exercised warrants	5,300,588	31,804	31,804
Repurchase of common units	(286,716)	(2,501)	(2,501)
Equity based compensation	—	9,882	9,882
Common units issued in equity offering	10,954,327	96,173	96,173
Unit issuance costs for equity offering	—	(4,518)	(4,518)
BALANCE — December 31, 2012	144,675,751	868,374	868,374
Net loss	—	(277,979)	(277,979)
Distributions	—	(125,911)	(125,911)
Vesting of restricted units	1,203,822	—	—
Repurchase of common units	(272,179)	(1,858)	(1,858)
Equity based compensation	—	13,384	13,384
Common units issued in equity offering	11,036,759	102,388	102,388
Unit issuance costs for equity offering	—	(4,519)	(4,519)
BALANCE — December 31, 2013	156,644,153	573,879	573,879
Net loss	—	(139,907)	(139,907)
Distributions	—	(34,982)	(34,982)
Vesting of restricted units	1,305,433	—	—
Repurchase of common units	(7,794,677)	(20,505)	(20,505)
Equity based compensation	—	9,985	9,985
BALANCE — December 31, 2014	150,154,909	$388,470	$388,470

 See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

($ in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(139,907)	$(277,979)	$(150,602)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations	(212,460)	49,808	118,456
Depreciation, depletion and amortization	85,579	89,444	90,510
Impairment and other	395,892	214,286	45,289
Amortization of debt issuance costs	2,241	2,151	1,735
Loss (gain) from risk management activities, net	(92,697)	5,041	(23,383)
Derivative settlements	4,669	7,478	5,368
Equity-based compensation	8,198	10,392	7,719
(Gain) loss on sale of assets	—	(76)	—
Loss on short-term investments	62,028	—	—
Other	(2,574)	(1,197)	(592)
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	(20,428)	14,280	(26,742)
Prepayments and other current assets	(3,788)	1,838	2,087
Risk management activities	—	—	(6,607)
Accounts payable	(5,023)	1,738	14,198
Accrued liabilities	(4,138)	(964)	2,519
Other assets	(6)	143	(2,985)
Other current liabilities	540	(2,140)	(1,634)
Net cash provided by operating activities	78,126	114,243	75,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(136,694)	(149,944)	(167,907)
Proceeds from sale of assets	—	76	15,398
Proceeds from sale of short-term investments	43,836	—	—
Net cash used in investing activities	(92,858)	(149,868)	(152,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	472,500	601,400	1,043,750
Repayment of long-term debt	(966,700)	(503,100)	(916,750)
Proceeds from senior notes	—	—	22,889
Payment of debt issuance costs	(1,984)	—	(614)
Proceeds from derivative contracts	(5,022)	1,323	14,449
Common units issued in equity offerings	—	102,388	96,173
Issuance costs for equity offerings	—	(4,519)	(4,518)
Exercise of warrants	—	—	31,804
Repurchase of common units	(19,170)	(1,858)	(2,501)
Distributions to members and affiliates	(34,982)	(125,911)	(119,211)
Net cash (used in) provided by financing activities	(555,358)	69,723	165,471
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	31,098	63,133	70,165
Investing activities	540,259	(97,180)	(376,161)
Financing activities	—	—	216,846
Net cash provided by (used in) discontinued operations	571,357	(34,047)	(89,150)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,267	51	(852)
CASH AND CASH EQUIVALENTS—Beginning of period	76	25	877
CASH AND CASH EQUIVALENTS—End of period	$1,343	$76	$25

NONCASH INVESTING AND FINANCING ACTIVITIES:
Units received in divestiture	$265,599	$—	$—
Investments in property, plant and equipment, not paid	$12,154	$9,469	$29,568
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$43,705	$65,309	$45,614
Cash paid for taxes	$—	$59	$1,085

See accompanying notes to consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business—Eagle Rock Energy Partners, L.P. ("Eagle Rock Energy" or the "Partnership") is a growth-oriented master limited partnership engaged in (a) the exploitation, development, and production of oil and natural gas properties and (b) ancillary gathering, compressing, treating, processing and marketing services with respect to its production of natural gas, natural gas liquids, condensate and crude oil. The Partnership's assets, located primarily in Alabama (where it also operates the associated gathering and processing assets), Texas, Oklahoma, Mississippi and Arkansas, are characterized by long-lived, high-working interest properties with extensive production histories and development opportunities.

On July 1, 2014, the Partnership contributed its business of gathering, compressing, treating, processing, transporting, marketing and trading natural gas, fractionating, transporting and marketing natural gas liquids ("NGLs") and crude oil and condensate logistics and marketing (collectively, the “Midstream Business”) to Regency Energy Partners LP ("Regency") (such contribution, the "Midstream Business Contribution"). The consideration received by the Partnership pursuant to the Midstream Business Contribution included: (i) $576.2 million of cash; (ii) 8,245,859 Regency common units (valued at approximately$265.6 million based on the closing price of Regency common units on June 30, 2014) and (iii) the exchange of $498.9 million face amount of the Partnership's outstanding unsecured senior notes ("Senior Notes") for an equivalent amount of Regency unsecured senior notes. $51.1 million of the Partnership's Senior Notes did not exchange and remain outstanding under an amended indenture with substantially all of the restrictive covenants and certain events of default eliminated.
Accordingly, prior periods have been retrospectively adjusted to reflect the Midstream Business's assets and liabilities as held-for-sale and operations as discontinued (see Note 18) in the financial statements included in this report. As a result of this transaction, the Partnership only reports as one segment.
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
Short-term Investments— A portion of the consideration received for the Midstream Business Contribution included Regency common units, as further described in Note 1. These common units have a readily determinable fair value, are being classified as available-for-sale equity securities and are recorded as short-term investments on the consolidated balance sheets. Unrealized gains and losses associated with increases and decreases in the fair value of these securities are included in other comprehensive income until such time that the gains and losses become realized and then will be included in the consolidated statements of operations. Losses from declines in fair value determined to be other than temporary are recorded in the consolidated statement of operations. This loss is included in the consolidated statement of operations as a loss on short-term investments. Distributions received from Regency as a result of holding these common units are recorded as other income on the consolidated statement of operations. For the twelve months ended December 31, 2014, the Partnership received and recorded distributions from Regency of $8.0 million. During the fourth quarter of 2014, the Partnership recorded a $62.0 million loss associated with losses as the result of sale of common units and the decrease in the fair value of these securities that was deemed to be other than temporary and the sale of common units. As of December 31, 2014, the Partnership still held 6,393,657 Regency common units, which does not include the transactions to sell 262,496 Regency common units that had not settled as of December 31, 2014 and for which a receivable of $6.3 million was recorded as part accounts receivable in the consolidated balance sheet.

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

The following is the activity within the Partnership's allowance for doubtful accounts during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
($ in thousands)
Balance at beginning of period	$931	$753	$670
Charged to bad debt expense	249	458	175
Write-offs/adjustments charged to allowance	(157)	(280)	(92)
Balance at end of period	$1,023	$931	$753

The table above does not include amounts related to the Partnership's Midstream Business, as these amounts have been classified as part of assets held for sale within the audited consolidated balance sheets and discontinued operations within the audited consolidated statements of operations (see Note 18).

Certain Other Concentrations—For the year ended December 31, 2014, NGL Energy Partners LP, CVR Refining, LP and Oneok Partners, LP, the Partnership's largest customers, represented 15%, 12% and 11%, respectively, of its total sales revenue (excluding its commodity risk management gains and losses and revenue amounts classified as part of discontinued operations).

Inventory—Inventory is stated at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2013, the Partnership had $1.0 million of crude oil finished goods inventory, which is recorded as part of assets held for sale within the audited consolidated balance sheet.

Property, Plant and Equipment—Property, plant and equipment, including amounts classified as held for sale, consists primarily of gas gathering systems, gas processing plants, NGL pipelines, conditioning and treating facilities and other related facilities, and oil and natural gas properties, which are carried at cost less accumulated depreciation, depletion and amortization. The Partnership charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the useful life or expand the capacity of the assets. The Partnership capitalizes interest costs on major projects during extended construction time periods. Such interest costs are allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. The Partnership calculates depreciation on the straight-line method over estimated useful lives of the Partnership's newly developed or acquired assets. The weighted average useful lives are as follows:

Plant assets	20 years
Pipelines and equipment	20 years
Gas processing and equipment	20 years
Office furniture and equipment	5 years

Plant assets, pipelines and equipment, gas process and equipment and certain office furniture and equipment related to the Partnership's Midstream Business have been classified as assets held for sale within the audited consolidated balance sheets. Depreciation expense related to these assets has been recorded as part of discontinued operations within the audited consolidated statements of operations (see Note 18).

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

Other Assets— As of December 31, 2014 and 2013, other assets, excluding amounts classified as held for sale (see Note 18), primarily consist of costs associated with debt issuance costs, net of amortization, of $5.3 million and $6.1 million, respectively.

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

Revenues for the Partnership's Midstream Business included the sale of natural gas, NGLs, crude oil, condensate, sulfur and helium and from the compression, gathering, processing, treating and transportation of natural gas. Revenues associated with transportation and processing fees were recognized in the period when the services were provided. These revenues have been classified as discontinued operations within the unaudited condensed consolidated statements of operations.

Natural gas revenues produced from the Partnership's natural gas interests are based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Imbalances are reflected as adjustments to reported natural gas reserves and future cash flows. The Partnership had long-term imbalance payables totaling $0.3 million and $0.3 million as of December 31, 2014 and December 31, 2013.

Transportation and Exchange Imbalances—In the course of transporting natural gas and NGLs for others, the Partnership may receive for redelivery different quantities of natural gas or NGLs than the quantities actually delivered. These transactions result in transportation and exchange imbalance receivables or payables which are recovered or repaid through the receipt or delivery of natural gas or NGLs in future periods, if not subject to cash out provisions. Imbalance receivables are included in accounts receivable and imbalance payables are included in accounts payable on the audited consolidated balance sheets and marked-to-market using current market prices in effect for the reporting period of the outstanding imbalances. As of December 31, 2013, the Partnership had imbalance receivables totaling $0.7 million and imbalance payables totaling $1.6 million. All transportation and exchange imbalance receivables and imbalance payables have been classified as assets and liabilities held for sale, respectively, within the audited consolidated balance sheets. Changes in market value and the settlement of any such imbalance at a price greater than or less than the recorded imbalance results in either an upward or downward adjustment, as appropriate, to the cost of natural gas sold, and have been classified as discontinued operations within the audited consolidated statements of operations.

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

Derivatives—Authoritative guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The guidance provides that normal purchase and sale contracts, when appropriately designated, are not subject to the guidance. Normal purchases and sales are contracts which provide for the purchase or sale of something, other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business. The Partnership's forward natural gas and crude oil purchase and sales contracts are designated as normal purchases and normal sales. The Partnership uses financial instruments such as swaps, collars and other derivatives to mitigate the risks to cash flows resulting from changes in commodity prices and interest rates. The Partnership recognizes these financial instruments on its consolidated balance sheet at the instrument's fair value with changes in fair value reflected in the consolidated statement of operations, as the Partnership has not designated any of these derivative instruments as hedges. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as a financing activity in the consolidated statement of cash flows. See Note 11 for a description of the Partnership's risk management activities.

Other Reclassifications—Certain prior period financial statement balances have been reclassified to conform to current period presentation. These reclassifications had no effect on the recorded net income.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance related to obligations resulting from joint and several liability arrangements. The new guidance provides for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and did not have a material impact on the Partnership’s consolidated financial statements.

On April 10, 2014, the FASB issued new guidance which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Partnership decided to early adopt this guidance in relation to its transaction to contribute its Midstream Business to Regency (see Notes 1 and 18).

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

NOTE 4. ACQUISITIONS

Acquisition of Additional Working Interests

On December 9, 2014, the Partnership acquired certain additional interests in the Big Escambia Creek Field from LP 224 LLC for approximately $10.4 million. These interests are in wells in which the Partnership currently owns significant interest and are nearly 100% operated by the Partnership. The entire purchase price was allocated to proved properties.

Acquisition of Midstream Assets in the Texas Panhandle

On October 1, 2012, the Partnership completed the acquisition of two of BP America Production Company's ("BP") gas processing facilities, and the associated gathering systems, that are located in the Texas Panhandle. The aggregate purchase price of the system was $230.6 million, which the Partnership funded from borrowings under its revolving credit facility. The results of the operations of the system have been included in the consolidated financial statements since the acquisition date. The Partnership incurred $0.5 million of acquisition related expenses, which are included within discontinued operations for the year ended December 31, 2012. The Partnership incurred $0.1 million of acquisition related expenses, which are included within discontinued operations for the year ended December 31, 2013.

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
Pro forma data for the year ended December 31, 2012 has been deemed to be impracticable as BP did not separately manage its gathering and processing facilities with the activities of the acquired assets being integrated (financially and operationally) within its exploration and production segment. The amounts of revenue and net income generated by the acquired processing plants and gathering systems that are included within the Partnership's audited consolidated statement of operations for the year ended December 31, 2012 are as follows.

	Revenue	Net Income
	($ in thousands)
Actual from October 1, 2012 to December 31, 2012	$81,013	$5,057

Assets acquired and liabilities assumed as part of this acquisition have been classified as part of assets and liabilities held for sale within the audited consolidated balance sheets. Operations related to these assets have been classified as part of discontinued operations within the audited consolidated statements of operations.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Fixed assets consisted of the following:

	December 31, 2014	December 31, 2013
	($ in thousands)
Equipment and machinery	$101	$101
Vehicles and transportation equipment	212	212
Office equipment, furniture, and fixtures	3,020	1,391
Computer equipment	13,234	12,247
Proved properties	905,622	1,156,895
Unproved properties	7,512	10,022
Construction in progress	1,195	6,636
	930,896	1,187,504
Less: accumulated depreciation, depletion and amortization	(442,908)	(363,053)
Net property plant and equipment	$487,988	$824,451

Amounts in the table above do not include the property, plant and equipment related to the Partnership's Midstream Business, as these amounts have been classified as assets held for sale within the audited consolidated balance sheets (See Note 18).

The following table sets forth the total depreciation, depletion and impairment expense by type of asset within the Partnership's audited consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Depreciation	$2,971	$2,018	$1,795
Depletion	$80,810	$87,230	$88,413

Impairment expense:
Proved properties (a)	$395,892	$207,085	$38,943
Unproved properties (b)	$—	$7,201	$785
__________________________________

(a)
During the year ended December 31, 2014, the Partnership incurred impairment charges related to certain proved properties in all of its regions due primarily to lower commodity prices, higher operating costs and lower well performance. During the year ended December 31, 2013, the Partnership incurred impairment charges related primarily to certain proved properties, primarily in the Cana Shale in the Mid-Continent region and the Permian region, due to lower reserve forecasts. During the year ended December 31, 2012, the Partnership incurred impairment charges related to its proved properties in the Barnett Shale, East Texas and Permian regions that experienced reduced cash flows resulting from lower natural gas prices and continuing high operating costs associated with gas compression.

(b)
During the year ended December 31, 2013, the Partnership incurred impairment charges related to certain leaseholds in the Mid-Continent regions that we expected to expire undrilled in 2014. During the year ended December 31, 2012, the Partnership incurred impairment charges related to certain unproved property leaseholds expected to expire undrilled in 2013.

The table above does not include amounts related to the Partnership's Midstream Business, as these amounts have been classified as part of discontinued operations within the audited consolidated statements of operations (see Note 18).

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2014	2013	2012
	($ in thousands)
Asset retirement obligations—January 1	$48,564	$38,991	$26,227
Additional liabilities	237	1,076	1,400
Liabilities settled	(1,347)	(2,240)	(1,664)
Revision to liabilities	168	7,654	11,146
Accretion expense	3,251	3,083	1,882
Asset retirement obligations—December 31 (a)	$50,873	$48,564	$38,991

_____________________________________
(a)    As of December 31, 2014 and 2013, $3.0 million and $11.3 million, respectively, were included within accrued liabilities in the audited consolidated balance sheets.

The table above does not include the balances or activity related to asset retirement obligations related to the Partnership's Midstream Business, as these amounts have been classified as liabilities held for sale within the audited consolidated balance sheets and discontinued operations within the audited consolidated statements of operations (see Note 18).

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements which the Partnership amortizes over the estimated useful life of 20 years.

Intangible assets consisted of the following:

	December 31, 2014	December 31, 2013
	($ in thousands)
Rights-of-way and easements—at cost	$3,920	$3,920
Less: accumulated amortization	(848)	(652)
Net intangible assets	$3,072	$3,268

Amounts in the table above do not include the intangible assets related to the Partnership's Midstream Business, as these amounts have been classified as assets held for sale within the audited consolidated balance sheets (See Note 18).

The following table sets forth the total amortization expense within the Partnership's audited consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Amortization	$196	$196	$302

The table above does not include amounts related to the Partnership's Midstream Business, as these amounts have been classified as part of discontinued operations within the audited consolidated statements of operations (see Note 18).

Estimated future amortization expense related to the intangible assets at December 31, 2014, is as follows (in thousands):

Year ending December 31,
2015	$196
2016	$196
2017	$196
2018	$196
2019	$196
Thereafter	$2,092

The table above does not included amounts related to the Partnership's Midstream Business, as amortization expense ceases once assets have been classified as held for sale.

NOTE 8. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
	($ in thousands)
Revolving credit facility:	$212,600	$706,800
Senior Notes:
8.375% Senior Notes due 2019	51,120	51,120
Unamortized bond discount	(377)	(440)
Total Senior Notes	50,743	50,680
Total long-term debt	$263,343	$757,480
Amounts in the table above do not include the portion of the Senior Notes that were exchanged for Regency unsecured senior notes upon the completion of the Midstream Business Contribution on July 1, 2014 (see Note 1). These notes have been classified as part of liabilities held for sale within the unaudited condensed consolidated balance sheet for December 31, 2013 and were exchanged on July 1, 2014 (see Note 18).
On July 1, 2014, the Partnership used the cash received from Regency for the Midstream Business Contribution (see Note 1) to paydown $570.4 million outstanding under its Credit Agreement.
Revolving Credit Facility

On October 10, 2014, the Partnership entered into the Fifth Amendment (the "Fifth Amendment") to its Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Fifth Amendment, among other items, provided for current commitments totaling $320 million , with the ability to increase commitments up to a total aggregate amount of $1.2 billion. The Fifth Amendment coincided with the semi-annual borrowing base redetermination by the Partnership's commercial lenders, and the next redetermination will be in April 2015. The amendment extended the maturity to October 2019. In addition, as a result of the completion of the Midstream Business contribution, the Partnership's borrowing base under the Credit Agreement is now strictly based on the value of its oil and natural gas properties and its commodity derivative contracts, which was formerly referred to as the upstream component of the borrowing base.
In connection with the Credit Agreement, the Partnership incurred debt issuance costs of $1.6 million and recorded a charge of $0.6 million to write off a portion of the unamortized debt issuance costs related to the Prior Credit Agreement. As of December 31, 2014, the Partnership had unamortized debt issuance costs of $4.6 million.
As of December 31, 2014, the Partnership had approximately $107.4 million of availability under the credit facility based on its borrowing base on that date. The Partnership currently pays a 0.50% commitment fee (based on the Partnership's borrowing base utilization percentage) per year on the difference between total commitments and the amount drawn under the credit facility. The Credit Agreement includes a sub-limit for the issuance of standby letters of credit for a total of $50.0 million. As of December 31, 2014, the Partnership had no outstanding letters of credit.
At the Partnership's election, interest will accrue on the credit facility at either LIBOR plus a margin ranging from 1.50% to 2.50% (currently 2.00% per annum based on the Partnership's borrowing base utilization percentage) or the base rate plus a margin ranging from 0.50% to 1.50% (currently 1.00% per annum based on the Partnership's borrowing base utilization percentage). The applicable margin is determined based on the utilization of the then existing borrowing base. The borrowings under the Credit Agreement may be prepaid, without any premium or penalty, at any time. The base rate is generally the highest of the federal funds rate plus 0.5%, the prime rate as announced from time to time by the Administrative Agent, or daily LIBOR for a term of one month plus 1.0%. As of December 31, 2014, the weighted average interest rate (excluding the impact of interest rate swaps) on the Partnership's outstanding debt under its revolving credit facility was 2.17%.
The obligations under the Credit Agreement are secured by first priority liens on substantially all of the Partnership’s material assets, including a pledge of all of the equity interests of each of the Partnership’s material subsidiaries, but excluding the equity interests in Regency owned by the Partnership and the sales proceeds thereof.
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

The following table presents the debt covenant levels specified in our revolving credit facility as of December 31, 2014:

Quarter Ended	Total Leverage Ratio(a)	Current Ratio(b)
December 31, 2014 and Thereafter until Maturity (October 2019)	4.0	1.0
_____________________

(a)	Amount represents the maximum ratio for the period presented.

(b)	Amount represents the minimum ratio for the period presented.

The following table presents our actual covenant ratios as of December 31, 2014:

Total leverage ratio	2.2
Current ratio	5.2

As of December 31, 2013, the Partnership was in compliance with the financial covenants under the Credit Agreement.

Senior Notes

On May 27, 2011 and July 13, 2012, the Partnership, along with its subsidiary, Eagle Rock Energy Finance Corp. ("Finance Corp"), as co-issuer and certain subsidiary guarantors, issued $300.0 million and $250.0 million, respectively, of senior unsecured notes (the "Senior Notes"), that bear a coupon of 8.375%, through private placement and all of which are treated as a single series. The Senior Notes will mature on June 1, 2019, and interest is payable on each June 1 and December 1. After the original discount of $2.2 million and $3.7 million, respectively, and excluding related offering expenses, the Partnership received net proceeds of approximately $297.8 million and $246.3 million, respectively, which were used to repay borrowings outstanding under its revolving credit facility.
As of December 31, 2014, the Partnership had unamortized debt issuance costs of $0.8 million and an unamortized debt discount of $0.4 million, which is recorded as an offset to the principal amount of the Senior Notes. As discussed above and within Note 1, a portion of the Senior Notes have been classified as part of liabilities held for sale within the audited consolidated balance sheets (see Note 18).
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
As discussed in Note 1, the consideration received by the Partnership for the Midstream Business Contribution included the exchange of $498.9 million face amount of the Partnership's Senior Notes for an equivalent amount of Regency unsecured senior notes. $51.1 million of the Partnership's Senior Notes did not exchange and remain outstanding under an amended indenture with substantially all of the restrictive covenants and certain events of default eliminated.
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

Scheduled maturities of long-term debt as of December 31, 2014, were as follows:

Principal Amount
($ in thousands)
2015	$—
2016	—
2017	—
2018	—
2019	263,720
2020 and after	—
$263,720

NOTE 9. MEMBERS’ EQUITY

At December 31, 2014, there were 150,154,909 common units outstanding. In addition, there were 2,419,750 unvested restricted common units outstanding.

On June 1, 2010, the Partnership launched its rights offering to the holders of its common and general partner units as of close of business on May 27, 2010, the record date. Each Right entitled the holder (including holders of Rights acquired during the subscription period) to purchase (i) one common unit and (ii) one warrant to purchase one additional common unit at $6.00 on certain specified days beginning on August 15, 2010 and ending on May 15, 2012. During the years ended December 31, 2013 and 2012 5,300,588 and 14,957,540 warrants, respectively, were exercised for an equivalent number of newly issued common units. The final exercise date for the warrants was May 15, 2012, and on that date the remaining unexercised warrants expired.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program. During the year ended December 31, 2014, no units were issued under this program. As of December 31, 2014, 686,759 units had been issued under this program for net proceeds of approximately $5.6 million.

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

On October 27, 2014, the Partnership announced that the Board of Directors authorized a common unit repurchase program of up to $100 million through which repurchases may be made from time to time at prevailing prices on the open market or in privately negotiated transactions. The program was authorized to commence following the filing of the Partnership's Quarterly Report on Form 10-Q for the quarter ending September 30, 2014 and will conclude by March 31, 2016. The repurchase program does not obligate the Partnership to acquire any, or any specific number of, units and may be discontinued at any time. The Partnership intends to cancel any units it repurchases under the repurchase program. As of December 31, 2014, the Partnership had repurchased a total of 7,455,887 of its common units under this program for approximately $19.2 million, of which, transactions to repurchase 641,400 units had not settled as of December 31, 2014 and for which a liability of $1.3 million was recorded as part of accounts payable in the consolidated balance sheet.

The table below summarizes the distributions paid or payable for the last three years

Quarter Ended	Distribution per Unit	Record Date**	Payment Date
March 31, 2012+	$0.2200	May 8, 2012	May 15, 2012
June 30, 2012+	$0.2200	August 7, 2012	August 14, 2012
September 30, 2012+	$0.2200	November 7, 2012	November 14, 2012
December 31, 2012+	$0.2200	February 7, 2013	February 14, 2013
March 31, 2013+*	$0.2200	May 7, 2013	May 15, 2013
June 30, 2013+*	$0.2200	August 7, 2013	August 14, 2013
September 30, 2013+*	$0.1500	November 7, 2013	November 14, 2013
December 31, 2013+*	$0.1500	February 7, 2014	February 14, 2014
March 31, 2014***	$—	N/A	N/A
June 30, 2014***	$—	N/A	N/A
September 30, 2014+*	$0.07	November 7, 2014	November 14, 2014
December 31, 2014+*	$0.07	February 6, 2015	February 13, 2015
_____________________________

+
The distribution per unit represents distributions made only on common units, including restricted common units issued under our Long Term Incentive Plan ("LTIP"). Since July 30, 2010, the only other class of equity we have outstanding is a non-economic general partner interest.

*	The distribution excludes certain restricted units under the LTIP.

**	The "Record Date" set forth in the table above means the close of business on each of the listed Record Dates.

***	No distribution was declared or paid for this period.

NOTE 10. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and certain affiliated entities:

	Year Ended December 31,
	2014	2013	2012
Affiliates of Natural Gas Partners:	($ in thousands)
Natural gas purchases from affiliates	$2,091	$2,938	$2,713
Payable as of December 31 (related to natural gas purchases)	$—	$18	$428

The transactions above are all related to the Partnership's Midstream Business and have been classified as part of discontinued operations within the consolidated statements of operations and liabilities held for sale within the consolidated balance sheet (see Note 18).

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

In connection with the closing of the acquisition of all of the outstanding members interests of CC Energy II L.L.C. (together with its subsidiaries, "Crow Creek Energy"), a portfolio company of Natural Gas Partners, VIII, L.P. ("NGP VIII"), the Partnership entered into a registration rights agreement ("Registration Rights Agreement") with NGP VIII. The Registration Rights Agreement grants NGP VIII and certain of its affiliates registration rights with respect to the common units acquired pursuant to the Partnership's acquisition of Crow Creek Energy and their outstanding warrants to purchase common units that were previously acquired by NGP VIII and certain of its affiliates in connection with the Partnership's previously completed recapitalization transaction. Pursuant to the Registration Rights Agreement, NGP VIII and certain of its affiliates have the ability to demand that the Partnership register for resale their common units acquired pursuant to the acquisition of Crow Creek Energy and their existing warrants to purchase common units. This registration may be an underwritten offering at the discretion of NGP VIII and certain of its affiliates. NGP VIII and certain of its affiliates may demand up to four such registrations, subject to an increase to up to seven if the registration rights are amended. Additionally, the Registration Rights Agreement provides that NGP VIII and certain of its affiliates have piggyback registration rights in certain circumstances, which would require inclusion of their common units and warrants on registration statements that the Partnership files, subject to certain customer exceptions. There are no limits on the number of times NGP VIII and certain of its affiliates can exercise these piggyback registration rights.

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

In November 2014, to align its interest rate swaps with the amendment to its revolving credit facility (see Note 8), the Partnership entered into the following transaction,

•	Reduced the notional value of its interest rate swaps from $250 million to $175 million;

•	Extended the original maturity date of June 22, 2015 to a new maturity date of December 31, 2019; and

•	Blended the existing swap rate for this extended swap with the then prevailing interest rate swap rate, which lowered the rate from 2.95% to 2.3195%.

There was no cost associated with this transaction.

The following table sets forth certain information regarding the Partnership's various interest rate swaps as of December 31, 2014:

Effective Date	Expiration Date	Notional Amount	Fixed Rate
12/31/2014	12/31/2019	$175,000,000	2.3195%

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

The Partnership's commodity derivative counterparties as of December 31, 2014, included Wells Fargo Bank N.A., Comerica Bank, Bank of America Merrill Lynch, ING Capital Markets LLC, Regions Financial Corporation and CITIBANK, N.A.

The following tables set forth certain information regarding the Partnership's commodity derivatives. Within the table, some trades of the same commodities with the same tenors have been aggregated and shown as weighted averages.

Commodity derivatives, as of December 31, 2014, that will mature during the years ended December 31, 2015, 2016, 2017, 2018 and 2019:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	10,800,000	$4.07
Crude Oil	Costless Collar	480,000	$90.00	$97.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	630,000	$89.78
Portion of Contracts Maturing in 2016
Natural Gas	Swap (Pay Floating/Receive Fixed)	9,480,000	$4.25
Crude Oil	Swap (Pay Floating/Receive Fixed)	936,000	$84.66
Portion of Contracts Maturing in 2017
Crude Oil	Swap (Pay Floating/Receive Fixed)	444,000	$89.24
Portion of Contracts Maturing in 2018
Crude Oil	Swap (Pay Floating/Receive Fixed)	396,000	$88.78
Portion of Contracts Maturing in 2019
Crude Oil	Swap (Pay Floating/Receive Fixed)	348,000	$88.39
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels, and volumes of natural gas liquids are measured in gallons.

(b)	Amounts represent the weighted average price. The weighted average prices are in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for natural gas liquids.

Commodity Derivative Instruments - Marketing & Trading

Prior to the consummation of the Midstream Business Contribution, the Partnership conducted natural gas marketing and trading activities intended to capitalize on favorable price differentials between various receipt and delivery locations. This business was contributed to Regency as part of the Midstream Business Contribution completed on July 1, 2014. The assets and liabilities associated with this business have been classified as held for sale within the consolidated balance sheets and the operations as discontinued within the consolidated statements of operations (see Note 18).

Fair Value of Interest Rate and Commodity Derivatives

Fair values of interest rate and commodity derivative instruments not designated as hedging instruments in the consolidated balance sheet as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(3,165)	Current liabilities	$—
Interest rate derivatives - liabilities	Long-term assets	(2,641)	Long-term liabilities	—
Commodity derivatives - assets	Current assets	47,971	Current liabilities	—
Commodity derivatives - assets	Long-term assets	49,130	Long-term liabilities	—
Commodity derivatives - assets	Assets held for sale	—	Liabilities held for sale	—
Commodity derivatives - liabilities	Current assets	—	Current liabilities	—
Commodity derivatives - liabilities	Long-term assets	—	Long-term liabilities	—
Commodity derivatives - liabilities	Assets held for sale	—	Liabilities held for sale	—
Total derivatives		$91,295		$—

	As of December 31, 2013
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$—	Current liabilities	$(6,210)
Interest rate derivatives - liabilities	Long-term assets	—	Long-term liabilities	(2,885)
Commodity derivatives - assets	Current assets	6,841	Current liabilities	1,043
Commodity derivatives - assets	Long-term assets	4,669	Long-term liabilities	202
Commodity derivatives - assets	Assets held for sale	6,017	Liabilities held for sale	1,973
Commodity derivatives - liabilities	Current assets	(1,282)	Current liabilities	(3,193)
Commodity derivatives - liabilities	Long-term assets	(798)	Long-term liabilities	(143)
Commodity derivatives - liabilities	Assets held for sale	(824)	Liabilities held for sale	(5,658)
Total derivatives		$14,623		$(14,871)

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's audited consolidated statement of operations (in thousands):

Amount of Gain (Loss) Recognized in Income on Derivatives		Year Ended December 31,
		2014	2013	2012
Interest rate derivatives	Interest rate risk management losses, net	$(1,734)	$(1,104)	$(4,727)
Commodity derivatives	Commodity risk management gains (losses), net	94,431	(3,937)	28,110
Commodity derivatives	Discontinued operations	(15,477)	(14,596)	29,784
Commodity derivatives -trading	Discontinued operations	(2,404)	315	(192)
	Total	$74,816	$(19,322)	$52,975

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

As of December 31, 2014, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 11), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and has classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives and natural gas derivatives as Level 2. In addition, the Partnership recorded its investments in equity securities at fair value, and classified the inputs as Level 1.

The following table discloses the fair value of the Partnership's derivative instruments and equity investments as of December 31, 2014 and 2013:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$78,516	$—	$—	$78,516
Natural gas derivatives	—	18,585	—	—	18,585
Interest rate swaps	—	—	—	(5,806)	(5,806)
Equity investments	153,448	—	—	—	153,448
Total	$153,448	$97,101	$—	$(5,806)	$244,743

Liabilities:
Interest rate swaps	$—	$(5,806)	$—	$5,806	$—
Total	$—	$(5,806)	$—	$5,806	$—
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$6,151	$—	$(1,716)	$4,435
Natural gas derivatives	—	6,562	—	(1,567)	4,995
NGL derivatives	—	42	—	(42)	—
Total	$—	$12,755	$—	$(3,325)	$9,430

Liabilities:
Crude oil derivatives	$—	$(1,792)	$—	$1,716	$(76)
Natural gas derivatives	—	(2,503)	—	1,567	(936)
NGL derivatives	—	(1,121)	—	42	(1,079)
Interest rate swaps	—	(9,095)	—	—	(9,095)
Total	$—	$(14,511)	$—	$3,325	$(11,186)
____________________________

(a)	Represents counterparty netting under agreement governing such derivative contracts.

The tables above do not include the fair value of the derivative contracts that have been classified as assets and liabilities held for sale within the audited consolidated balance sheet (see Note 18).

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

Gains and losses associated with our short-term investments considered to be other than temporary are recorded in the audited consolidated statements of operations.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

For periods in which impairment charges have been incurred, the Partnership is required to write down the value of the impaired asset to its fair value. See Note 5 for a further discussion of the impairment charges recorded during the year ended December 31, 2014. The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis for the year ended December 31, 2014:

	December 31, 2014	Level 1	Level 2	Level 3	Total Losses
	($ in thousands)
Proved properties	$305,006	$—	$—	$305,006	$395,892
Plant assets	$52	$—	$—	$52	$132
Pipeline assets	$746	$—	$—	$746	$1,904
Rights-of-way	$24	$—	$—	$24	$61

The plant, pipeline and rights-of-way assets and related impairment losses included in the table above are all attributable to the Partnership's Midstream Business and have been classified as discontinued operations within the consolidated statement of operations (see Note 18).

The Partnership calculated the fair value of the impaired assets using discounted cash flow analysis to determine the excess of the asset's carrying value over its fair value. Significant inputs to the valuation of fair value of the proved properties, plant, pipeline and intangible assets includes estimates of (i) future cash flows, including revenue, expenses and capital expenditures, (ii) timing of cash flows, (iii) forward commodity prices, adjusted for estimated location differentials, as of the impairment date and (iv) a discount rate reflective of the Partnership's cost of capital.

The carrying amount of cash equivalents is believed to approximate their fair values because of the short maturities of these instruments. The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

As of December 31, 2014, the outstanding debt associated with the Credit Agreement bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The outstanding debt associated with the Senior Notes bore interest at a fixed rate; based on the market price of the Senior Notes as of December 31, 2014 and 2013, the Partnership estimates that the fair value of the Senior Notes, including amounts classified as held for sale, was $47.0 million and $599.5 million, respectively. Fair value of the senior notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation—The Partnership and its operating subsidiaries are subject to lawsuits which arise from time to time in the ordinary course of business. The Partnership had no accruals as of December 31, 2014 and 2013 related to legal matters and current lawsuits are not expected to have a material adverse effect on our financial position, results of operations or cash flows. Lawsuits the Partnership and/or its operating subsidiaries were subject to relating to the Partnership's midstream business were assumed by Regency on July 1, 2014 as part of the Midstream Business Contribution.

In March and April 2014, alleged unitholders of the Partnership filed three class action lawsuits in the United States District Court for the Southern District of Texas on behalf of the Partnership's public unitholders.  Plaintiffs in each lawsuit alleged a variety of causes of action challenging the Midstream Business Contribution, including alleged breaches of fiduciary or contractual duties, alleged aiding and abetting these alleged breaches of duty, and alleged violations of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiffs sought to have the sale rescinded and receive monetary damages and attorneys’ fees. In August 2014, the court consolidated the lawsuits into an action styled In re Eagle Rock Energy Partners, L.P. Securities Litigation and appointed a lead plaintiff and co-lead counsel. On November 19, 2014, the court dismissed the action without prejudice.

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

Environmental—Our business involves acquiring, developing and producing oil and natural gas working interests, and certain associated gathering and processing activities for our interests in Alabama.  Our operations and those of our lease operators are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or safety. The Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of developing and producing our oil and natural gas working interests, as well as planning, designing and operating our associated processing facility in Alabama, must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At December 31, 2014 and 2013, the Partnership had accrued approximately $2.8 million and $2.5 million, respectively, for environmental matters. As of July 1, 2014, in connection with the Midstream Business Contribution, Regency agreed to indemnify the Partnership for losses arising from the Midstream Business, including potential losses associated with these laws and regulations and the Partnership agreed to use commercially reasonable efforts to mitigate such losses. Environmental accruals related to the Partnership's Midstream Business have been classified as liabilities held-for-sale within the consolidated balance sheet (see Note 18).

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

The retained revenue interests affect the Partnership's interest at the Big Escambia Creek, Flomaton and Fanny Church fields in Escambia County, Alabama. With respect to the Partnership's Flomaton and Fanny Church fields, these retained revenue interests are in effect for any calendar year in which the Partnership surpasses certain average net production rates. The Partnership did not surpass such rates in 2014 and does not anticipate exceeding these rates in future years. With respect to the Partnership's Big Escambia Creek field, the retained revenue interest commenced in 2010 and continues through the end of 2019.

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense from continuing operations, including leases with no continuing commitment, amounted to approximately $2.6 million, $2.4 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

At December 31, 2014, commitments under long-term non-cancelable operating leases for the next five years are as follows (in thousands):

Year ending December 31,
2015	$5,853
2016	$3,899
2017	$2,799
2018	$438
2019	$—

NOTE 14. EMPLOYEE BENEFIT PLAN

The Partnership offers a defined contribution benefit plan to its employees. For the three years ended December 31, 2014, the plan provided for a dollar for dollar matching contribution by the Partnership of up to 4% of an employee's contribution and 50% of additional contributions up to an additional 2%. Additionally, the Partnership may, at its sole discretion and election, contribute up to 6% of a participating employee's base salary annually, subject to vesting requirements. Expenses under the plan for the years ended December 31, 2014, 2013 and 2012 were approximately $1.1 million, $1.2 million and $0.8 million, respectively.

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

The Partnership's federal and state income tax provision is summarized below (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(475)	$(105)	$621
State	8	—	18
Total current provision	(467)	(105)	639
Deferred:
Federal	(2,593)	(3,837)	(2,776)
State	(2,343)	(1,653)	1,044
Total deferred	(4,936)	(5,490)	(1,732)
Total (benefit) provision for income taxes	$(5,403)	$(5,595)	(1,093)

The effective rates for the years ended December 31, 2014, 2013 and 2012 are shown in the table below. In 2014, 2013 and 2012, the federal and state based income taxes were applied against book losses which resulted in effective tax rates of 1.5%, 2.4% and 3.3%, respectively.   A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Pre-tax net book (loss) income from continuing operations	(357,770)	(233,766)	(33,239)
State income tax current and deferred	(2,335)	(1,653)	1,062
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	(2,680)	(4,160)	(2,155)
Tax attributes used	(388)	218	—
Benefit for income taxes from continuing operations	$(5,403)	$(5,595)	$(1,093)
Effective income tax rate on continuing operations	1.5%	2.4%	3.3%

Significant components of deferred tax liabilities and deferred tax assets as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred Tax Assets:
Statutory depletion carryover	$1,842	$1,438
Property, plant, equipment & amortizable assets	473	—
Total Deferred Tax Assets	2,315	1,438

Deferred Tax Liabilities:
Property, plant, equipment & amortizable assets	—	(2,011)
Hedging transactions	(424)	—
Book/tax differences from partnership investment	(29,897)	(32,086)
Total Deferred Tax Liabilities	(30,321)	(34,097)
Total Net Deferred Tax Liabilities	(28,006)	(32,659)
Current portion of total net deferred tax liabilities	—	—
Long-term portion of total net deferred tax liabilities	$(28,006)	$(32,659)

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

Due to the enactment of the Revised Texas Franchise Tax, the Partnership recorded a net deferred tax asset related to the book/tax differences in property, plant and equipment and hedging transactions.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2014, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

The Partnership adopted authoritative guidance related to accounting for uncertainty in income taxes on January 1, 2007.  The Partnership has taken a position which is deemed to be “more likely than not” to be upheld upon review, if any, with respect to the deductibility of certain costs for the purpose of its franchise tax liability on a state franchise return.   The Partnership has recorded a provision for the portion of this tax liability equal to the probability of recognition. In addition, the Partnership has accrued interest and penalties associated with these liabilities and has recorded these amounts within its state deferred income tax expense. The amount stated below relates to the tax returns filed for years ending 2012, 2011 and 2010 which are still open under current statute.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits (liabilities) is as follows (in thousands):

	2014	2013	2012
Balance at beginning of period	$(649)	$(830)	$(735)
Increases related to current year tax positions	—	(128)	(53)
Increases related to tax interest and penalties	—	(39)	(42)
Decreases related to statutory limitations	226	267	—
Decreases related to tax interest and penalties	58	81	—
Balance at end of period	$(365)	$(649)	$(830)

NOTE 16. EQUITY-BASED COMPENSATION

Eagle Rock Energy G&P, LLC, the general partner of the general partner of the Partnership, has a long-term incentive plan, (as amended “LTIP”), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 14,500,000 common units to be granted either as options, restricted units or phantom units, of which, as of December 31, 2014, a total of 6,475,632 common units remained available for issuance (which calculation reserves the maximum common units (i.e., 200%) that may potentially be earned and vested in respect of the outstanding performance units). Grants under the LTIP are made at the discretion of the board and to date have been made in the form of restricted units and performance units (i.e., phantom units subject to performance conditions). Distributions declared and paid on outstanding restricted units, where such restricted units are eligible to receive distributions, are paid directly to the holders of the restricted units. With respect to the performance units (as described below), distributions declared and paid will be grossed-up by an additional number of performance units as determined in the performance unit agreement. No options have been issued to date.

Restricted Units

Grants of restricted units eligible to receive distributions are valued at the market price as of the date issued, while grants of restricted units not eligible to receive distributions are valued at the market price as of the date issued less the present value of the expected distribution stream over the vesting period using the risk-free interest rate. The weighted average fair value of the units granted during the years ended December 31, 2014, 2013 and 2012 was $4.44, $9.16 and $9.50, respectively. The awards generally vest over three years on the basis of one third of the award each year.

The Partnership recognizes compensation expense on a straight-line basis over the requisite service period for the restricted unit grants. During the restriction period, distributions associated with the grants of restricted units eligible to receive distributions are distributed to the awardees.

A summary of the changes in outstanding restricted common units for the year ended December 31, 2014 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2013	2,743,807	$9.37
Granted	1,903,333	$4.44
Vested	(1,305,433)	$9.60
Forfeited	(921,957)	$8.12
Outstanding at December 31, 2014	2,419,750	$6.06

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

A summary of the changes in outstanding performance units for the year ended December 31, 2014 is provided below:

	Number of Performance Units	Weighted Average Fair Value
Outstanding at December 31, 2013	—	$—
Granted	715,263	$3.63
Forfeited	(67,475)	3.59
Outstanding at December 31, 2014	647,788	3.63

Equity Based Compensation

For the years ended December 31, 2014, 2013 and 2012, non-cash compensation expense of approximately $8.2 million, $10.4 million and $7.7 million, respectively, was recorded related to the granted restricted units and performance units as general and administrative expense on the consolidated statements of operations.

As of December 31, 2014, unrecognized compensation costs related to the outstanding restricted units and performance units under the LTIP totaled approximately $12.2 million. The remaining expense is to be recognized over a weighted average of 2.0 years.

In connection with the vesting of certain restricted units during the years ended December 31, 2014, 2013 and 2012, 338,790, 272,179 and 286,716, respectively, of the newly-vested common units were cancelled by the Partnership in satisfaction of $1.4 million, $1.9 million and $2.5 million, respectively, of minimum employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

As of December 31, 2014, 2013 and 2012, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units are considered in the diluted weighted average common unit outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common unit outstanding number.

The majority of the restricted units granted under the LTIP, as discussed in Note 16, contain non-forfeitable rights to the distributions declared by the Partnership and therefore meet the definition of participating securities. Participating securities are required to be included in the computation of earnings per unit pursuant to the two-class method. Restricted units granted in 2013 to certain senior executives and members of the board of directors are not eligible to receive the distributions declared by the Partnership and therefore do not meet the definition of participating securities.

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic	156,700	153,562	135,609
Common units - Diluted	156,700	153,562	135,609

The following table presents the Partnership's basic and diluted income (loss) per unit for the year ended December 31, 2014:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(352,367)
Distributions	21,763	$21,464	$299
Assumed loss from continuing operations after distribution to be allocated	(374,130)	(374,130)	—
Assumed allocation of loss from continuing operations	(352,367)	(352,666)	299
Discontinued operations, net of tax	212,460	212,460	—
Assumed net loss to be allocated	$(139,907)	$(140,206)	$299

Basic loss from continuing operations per unit		$(2.25)
Basic discontinued operations per unit		$1.36
Basic net loss per unit		$(0.89)

Diluted loss from continuing operations per unit		$(2.25)
Diluted discontinued operations per unit		$1.36
Diluted net loss per unit		$(0.89)

The following table presents the Partnership's basic and diluted income per unit for the year ended December 31, 2013:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(228,171)
Distributions	117,294	$115,351	$1,943
Assumed loss from continuing operations after distribution to be allocated	(345,465)	(345,465)	—
Assumed allocation of loss from continuing operations	(228,171)	(230,114)	1,943
Discontinued operations, net of tax	(49,808)	(49,808)	—
Assumed net loss to be allocated	$(277,979)	$(279,922)	$1,943

Basic loss from continuing operations per unit		$(1.50)
Basic discontinued operations per unit		$(0.32)
Basic net loss per unit		$(1.82)

Diluted loss from continuing operations per unit		$(1.50)
Diluted discontinued operations per unit		$(0.32)
Diluted net loss per unit		$(1.82)

The following table presents the Partnership's basic and diluted income per unit for the year ended December 31, 2012:

	Total	Common Units	Restricted Common Units
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(32,146)
Distributions	124,235	$121,504	$2,731
Assumed loss from continuing operations after distribution to be allocated	(156,381)	(156,381)	—
Assumed allocation of loss from continuing operations	(32,146)	(34,877)	2,731
Discontinued operations, net of tax	(118,456)	(118,456)	—
Assumed net loss to be allocated	$(150,602)	$(153,333)	$2,731

Basic loss from continuing operations per unit		$(0.26)
Basic discontinued operations per unit		$(0.87)
Basic net loss per unit		$(1.13)

Diluted loss from continuing operations per unit		$(0.26)
Diluted discontinued operations per unit		$(0.87)
Diluted net loss per unit		$(1.13)

NOTE 18.   DIVESTITURE RELATED ACTIVITIES

As discussed in Note 1, on July 1, 2014, the Partnership completed the contribution of its Midstream Business to Regency. As a result of this transaction, the assets and liabilities of the Partnership's Midstream Business have been classified as held for sale and the operations as discontinued (See Note 1).

On December 20, 2012, the Partnership sold its Barnett Shale properties (which was accounted for in its Upstream Business). The Partnership received net proceeds of $14.8 million, which resulted in a loss on the sale of $4.5 million. The loss is included within impairment expense in the audited consolidated statement of operations. In addition, as this transaction did not meet the criteria for discontinued operations, the operations related to these assets are not included in the discontinued operations table below.

The following is the reconciliation of the major classes of assets and liabilities classified as held for sale.

	December 31, 2014	December 31, 2013
	($ in thousands)
Assets held-for-sale
Accounts Receivable	$—	$128,713
Property, plant and equipment	—	1,004,317
Intangible assets	—	102,352
Other current assets	—	5,663
Other long-term assets	—	18,337
Total assets held-for-sale	$—	$1,259,382

Liabilities held-for-sale
Long-term debt	$—	$494,582
Accounts payable and accrued liabilities	—	119,966
Other current liabilities	—	9,471
Other long-term liabilities	—	13,719
Total liabilities held-for-sale	$—	$637,738

The following table represents the reconciliation of major classes of line items classified as discontinued operations for midstream business for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012

	($ in thousands)
Class of statement of operations line item of discontinued operations:
Revenues	$552,574	$997,907	$752,644
Cost of natural gas, natural gas liquids, condensate and helium	447,519	790,618	532,719
Operations, maintenance and taxes other than income	50,154	101,121	82,526
General and administrative	18,392	28,083	19,004
Depreciation, amortization and impairment	41,936	77,726	202,249
Interest expense	27,350	49,973	35,202
Other (expense) income	(68)	287	(10)
Operating loss from discontinued operations before taxes	(32,845)	(49,327)	(119,066)
Gain on sale of assets	243,637	—	—
Income tax expense	(1,668)	481	(610)
Discontinued operations, net of tax	$212,460	$(49,808)	$(118,456)

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

Restructuring activities
In connection with the contribution of the Midstream Business to Regency, the Partnership accrued one-time employee termination benefits and lease payments of the partial abandonment of an operating lease of $4.0 million and $0.6 million during the year ended December 31, 2014. The accruals are recorded as part of accrued liabilities within the unaudited condensed consolidated balance sheet, while the expenses are recorded as part of discontinued operations within the unaudited condensed consolidated statement of operations. The following table summarizes activity related to liabilities associated with the Partnership's restructuring activities during the year ended December 31, 2014.

	Employee Related Costs	Facility and Other Costs	Total
	($ in thousands)
Balance at December 31, 2013	$—	$—	$—
Additions	4,033	563	4,596
Payments and other adjustments	(3,198)	(73)	(3,271)
Balance at December 31, 2014	$835	$490	$1,325
In addition, in connection with the contribution of the Midstream Business, the Partnership incurred expenses of $1.7 million during the year ended December 31, 2014 to write-off certain software licenses used by the Midstream Business that were not acquired by Regency.

NOTE 19. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of December 31, 2014, all guarantors were wholly-owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of our subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees will be released in the following circumstances:

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

In accordance with Rule 3-10 of Regulation S-X, the Partnership has prepared Condensed Consolidating Financial Statements as supplemental information.  The following condensed consolidating balance sheets at December 31, 2014 and December 31, 2013, condensed consolidating statements of operations for the years ended December 31, 2014, 2013 and 2012, and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, present financial information for Eagle Rock Energy as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the Parent, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership. Pursuant to the Contribution of the Midstream Business, all of the Partnership's Midstream Subsidiaries were contributed to Regency on July 1, 2014 and released from their guarantees under the indenture and Credit Agreement.

 Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$838,656	$—	$—	$—	$(838,656)	$—
Other current assets	211,213	1	37,889	—	—	249,103
Total property, plant and equipment, net	1,334	—	486,654	—	—	487,988
Investment in subsidiaries	(413,023)	—	—	—	413,023	—
Total other long-term assets	52,272	—	4,912	—	—	57,184
Total assets	$690,452	$1	$529,455	$—	$(425,633)	$794,275
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$838,656	$—	$(838,656)	$—
Other current liabilities	37,850	—	21,675	—	—	59,525
Other long-term liabilities	789	—	82,148	—	—	82,937
Long-term debt	263,343	—	—	—	—	263,343
Equity	388,470	1	(413,024)	—	413,023	388,470
Total liabilities and equity	$690,452	$1	$529,455	$—	$(425,633)	$794,275

Condensed Consolidating Balance Sheet
December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$691,588	$—	$—	$—	$(691,588)	$—
Assets held for sale	8,762	—	1,250,620	—	—	1,259,382
Other current assets	6,927	1	22,080	—	—	29,008
Total property, plant and equipment, net	2,318	—	822,133	—	—	824,451
Investment in subsidiaries	1,133,217	—	—	908	(1,134,125)	—
Total other long-term assets	10,012	—	4,697	—	—	14,709
Total assets	$1,852,824	$1	$2,099,530	$908	$(1,825,713)	$2,127,550
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$691,588	$—	$(691,588)	$—
Liabilities held for sale	500,291	—	137,447	—	—	637,738
Other current liabilities	15,688	—	66,141	—	—	81,829
Other long-term liabilities	5,486	—	71,138	—	—	76,624
Long-term debt	757,480	—	—	—	—	757,480
Equity	573,879	1	1,133,216	908	(1,134,125)	573,879
Total liabilities and equity	$1,852,824	$1	$2,099,530	$908	$(1,825,713)	$2,127,550

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$93,940	$—	$204,264	$—	$—	$298,204
Operations and maintenance	3	—	43,667	—	—	43,670
Taxes other than income	—	—	12,925	—	—	12,925
General and administrative	9,654	—	37,539	—	—	47,193
Depreciation, depletion and amortization	641	—	84,938	—	—	85,579
Impairment and other	—	—	395,892	—	—	395,892
Income (loss) from operations	83,642	—	(370,697)	—	—	(287,055)
Interest expense, net	(15,247)	—	—	—	—	(15,247)
Other non-operating income	16,998	—	4,741	—	(13,445)	8,294
Other non-operating expense	(7,396)	—	(7,783)	—	13,445	(1,734)
Loss on short term investments	(62,028)	—	—	—	—	(62,028)
Income (loss) before income taxes	15,969	—	(373,739)	—	—	(357,770)
Income tax benefit	(3,791)	—	(1,612)	—	—	(5,403)
Equity in earnings of subsidiaries	(683,371)	—	—	—	683,371	—
Loss from continuing operations	(663,611)	—	(372,127)	—	683,371	(352,367)
Discontinued operations, net of tax	523,704	—	(311,235)	(9)	—	212,460
Net loss	$(139,907)	$—	$(683,362)	$(9)	$683,371	$(139,907)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(3,937)	$—	$201,309	$—	$—	$197,372
Operations and maintenance	—	—	41,426	—	—	41,426
Taxes other than income	—	—	12,928	—	—	12,928
General and administrative	13,145	—	39,986	—	—	53,131
Depreciation, depletion and amortization	454	—	88,990	—	—	89,444
Impairment	—	—	214,286	—	—	214,286
Loss from operations	(17,536)	—	(196,307)	—	—	(213,843)
Interest expense, net	(17,891)	—	(898)	—	—	(18,789)
Other non-operating income	9,025	—	9,298	—	(18,323)	—
Other non-operating expense	(6,904)	—	(12,553)	—	18,323	(1,134)
Loss before income taxes	(33,306)	—	(200,460)	—	—	(233,766)
Income tax provision (benefit)	(1,653)	—	(3,942)	—	—	(5,595)
Equity in earnings of subsidiaries	(191,071)	—	—	—	191,071	—
Loss from continuing operations	(222,724)	—	(196,518)	—	191,071	(228,171)
Discontinued operations, net of tax	(55,255)	—	5,457	(10)	—	(49,808)
Net loss	$(277,979)	$—	$(191,061)	$(10)	$191,071	$(277,979)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$28,110	$—	$203,205	$—	$—	$231,315
Operations and maintenance	—	—	41,391	—	—	41,391
Taxes other than income	—	—	15,343	—	—	15,343
General and administrative	8,745	—	42,245	—	—	50,990
Depreciation, depletion and amortization	296	—	90,214	—	—	90,510
Impairment	—	—	45,289	—	—	45,289
Income (loss) from operations	19,069	—	(31,277)	—	—	(12,208)
Interest expense, net	(16,299)	—	23	—	—	(16,276)
Other non-operating income	9,039	—	10,961	—	(20,000)	—
Other non-operating expense	(12,189)	—	(12,566)	—	20,000	(4,755)
Loss before income taxes	(380)	—	(32,859)	—	—	(33,239)
Income tax provision (benefit)	1,041	—	(2,134)	—	—	(1,093)
Equity in earnings of subsidiaries	(113,200)	—	—	—	113,200	—
Loss from continuing operations	(114,621)	—	(30,725)	—	113,200	(32,146)
Discontinued operations, net of tax	(35,981)	—	(82,457)	(18)	—	(118,456)
Net loss	$(150,602)	$—	$(113,182)	$(18)	$113,200	$(150,602)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(28,661)	$—	$106,787	$—	$—	$78,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	344	—	(137,038)	—	—	(136,694)
Proceeds from sale of short-term investments	43,836	—	—	—	—	43,836
Net cash flows provided by (used in) investing activities	44,180	—	(137,038)	—	—	(92,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	472,500	—	—	—	—	472,500
Repayment of long-term debt	(966,700)	—	—	—	—	(966,700)
Payment of debt issuance cost	(1,984)	—	—	—	—	(1,984)
Proceeds from derivative contracts	(5,022)	—	—	—	—	(5,022)
Repurchase of common units	(19,170)	—	—	—	—	(19,170)
Distributions to members and affiliates	(34,982)	—	—	—	—	(34,982)
Net cash flows used in financing activities	(555,358)	—	—	—	—	(555,358)
Net cash flows provided by discontinued operations	541,288	—	30,047	22	—	571,357
Net increase (decrease) in cash and cash equivalents	1,449	—	(204)	22	—	1,267
Cash and cash equivalents at beginning of year	1,237	1	(1,389)	227	—	76
Cash and cash equivalents at end of year	$2,686	$1	$(1,593)	$249	$—	$1,343

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(34,610)	$—	$148,853	$—	$—	$114,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(115)	—	(149,829)	—	—	(149,944)
Proceeds from sale of asset	—	—	76	—	—	76
Net cash flows used in investing activities	(115)	—	(149,753)	—	—	(149,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	601,400	—	—	—	—	601,400
Repayment of long-term debt	(503,100)	—	—	—	—	(503,100)
Proceeds from derivatives contracts	1,323	—	—	—	—	1,323
Common unit issued in equity offerings	102,388	—	—	—	—	102,388
Issuance costs for equity offerings	(4,519)	—	—	—	—	(4,519)
Repurchase of common units	(1,858)	—	—	—	—	(1,858)
Distributions to members and affiliates	(125,911)	—	—	—	—	(125,911)
Net cash flows provided by financing activities	69,723	—	—	—	—	69,723
Net cash flows provided by (used in) discontinued operations	(35,431)	—	1,343	41	—	(34,047)
Net (decrease) increase in cash and cash equivalents	(433)	—	443	41	—	51
Cash and cash equivalents at beginning of year	1,670	1	(1,832)	186	—	25
Cash and cash equivalents at end of year	$1,237	$1	$(1,389)	$227	$—	$76

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(108,061)	$—	$183,397	$—	$—	$75,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,551)	—	(166,356)	—	—	(167,907)
Proceeds from sale of asset	—	—	15,398	—	—	15,398
Contribution to subsidiaries	(236,971)	—	—	—	236,971	—
Net cash flows used in investing activities	(238,522)	—	(150,958)	—	236,971	(152,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,043,750	—	—	—	—	1,043,750
Repayment of long-term debt	(916,750)	—	—	—	—	(916,750)
Proceed from senior notes	22,889	—	—	—	—	22,889
Payments of debt issuance cost	(614)	—	—	—	—	(614)
Proceeds from derivative contracts	14,449	—	—	—	—	14,449
Common unit issued in equity offerings	96,173	—	—	—	—	96,173
Issuance costs for equity offerings	(4,518)	—	—	—	—	(4,518)
Exercise of Warrants	31,804	—	—	—	—	31,804
Repurchase of common units	(2,501)	—	—	—	—	(2,501)
Distributions to members and affiliates	(119,211)	—	—	—	—	(119,211)
Net cash flows provided by financing activities	165,471	—	—	—	—	165,471
Net cash flows provided by (used in) discontinued operations	181,463	—	(33,699)	57	(236,971)	(89,150)
Net increase (decrease) in cash and cash equivalents	351	—	(1,260)	57	—	(852)
Cash and cash equivalents at beginning of year	1,319	1	(572)	129	—	877
Cash and cash equivalents at end of year	$1,670	$1	$(1,832)	$186	$—	$25

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

Proved Reserves Summary

The following table illustrates the Partnership's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Cawley, Gillespie and Associates. Oil and natural gas liquids prices applied for 2014 are based on an average of the prior twelve months first-of-month spot prices of West Texas Intermediate ($94.99 per barrel) and are adjusted for quality, transportation fees, and price differentials. Likewise, natural gas prices applied for 2014 are based on an average of the prior twelve months first-of-month spot prices of Henry Hub natural gas ($4.35 per MMBtu) and are adjusted for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines.

As shown in the following reconciliation table, the Partnership recognized significant negative revisions to its estimates of proved reserves in 2014. These revisions to previous estimates were primarily the result of recategorizing a number of undeveloped locations from proved to probable reserves due to poor expected economic performance (a decrease of 3.0 Bcfe), recategorizing other proved undeveloped locations as contingent resources since they were non-commercial at the time (a decrease of 0.2 Bcfe), and other factors including increased costs, negative changes to forecast performance expectations and widening product price differentials (a decrease of 44.6 Bcfe).

	Proved Reserves
	Oil (MBbls)	Gas (MMcf)	Natural Gas Liquids (MBbls)
Proved reserves, January 1, 2012	11,522	234,022	11,347
Extensions and discoveries	1,405	31,524	2,136
Purchase of minerals in place	104	128	18
Production	(1,184)	(16,443)	(1,121)
Sales of mineral in place	—	(13,331)	—
Revision of previous estimates	1,137	(41,471)	486
Proved reserves, December 31, 2012	12,984	194,429	12,866
Extensions and discoveries	2,712	29,137	3,180
Purchase of minerals in place	—	—	—
Production	(1,222)	(12,804)	(1,156)
Revision of previous estimates	(932)	(33,536)	(253)
Proved reserves, December 31, 2013	13,542	177,226	14,637
Extensions and discoveries	1,080	22,990	2,224
Purchase of minerals in place	326	769	170
Production	(1,313)	(11,995)	(1,158)
Revision of previous estimates	(2,618)	(19,897)	(2,039)
Proved reserves, December 31, 2014	11,017	169,093	13,834

Proved Developed Reserves
Proved developed reserves, January 1, 2012	10,271	165,269	9,307
Proved developed reserves, December 31, 2012	10,993	136,545	10,445
Proved developed reserves, December 31, 2013	10,153	126,950	10,766
Proved developed reserves, December 31, 2014	9,595	126,783	10,895

Proved Undeveloped Reserves
Proved undeveloped reserves, January 1, 2012	1,251	68,753	2,040
Proved undeveloped reserves, December 31, 2012	1,991	57,884	2,421
Proved undeveloped reserves, December 31, 2013	3,389	50,276	3,871
Proved undeveloped reserves, December 31, 2014	1,412	42,310	2,939

The primary drivers, other than production, behind the changes to our proved reserves for the years ended December 31, 2012, 2013 and 2014 are described in more detail below.

2012:

•	Purchase of minerals in place were insignificant in 2012;

•	extensions and discoveries were primarily related to drilling by us and other operators in the Golden Trend area and the nearby SCOOP Play in Oklahoma;

•	sales of minerals in place were related to the sale of our Barnett Shale assets in December 2012; and

•	revisions of previous estimates were primarily the result of lower natural gas prices which reduced the economic life and reserves of many wells.

2013:

•	Purchases and sales of minerals in place did not occur in 2013;

•	extensions and discoveries were primarily related to drilling by us and other operators in the Golden Trend area and the nearby SCOOP Play in Oklahoma; and

•
revisions of previous estimates were the result of recategorizing a number of undeveloped locations from proved to probable reserves due to poor expected economic performance (a decrease of 27.8 Bcfe), recategorizing other proved undeveloped locations as contingent resources since they were non-commercial at the time (a decrease of 8.1Bcfe), changes in ownership of interests including those that occurred when third party owners elected to not participate in future drilling activities for certain wells (an increase of 1.6 Bcfe) and other factors including changes to costs (an increase of 2.5 Bcfe). All of these revisions were primarily in the Mid-Continent Region.

2014:

•	Purchases of minerals in place in 2014 included 3.7 Bcfe of proved developed producing reserves in the Big Escambia Creek field in Alabama, but there were no sales of minerals in place;

•
extensions and discoveries were primarily related to drilling by us and other operators in the Golden Trend area and the nearby SCOOP Play in Oklahoma and in addition, a number of well locations primarily in the Mid-Continent Region were moved to proved developed non-producing and proved undeveloped as a result of becoming economic at higher gas prices; and

•
revisions of previous estimates were the result of recategorizing a number of undeveloped locations from proved to probable reserves due to poor expected economic performance (a decrease of 3.0 Bcfe), recategorizing other proved undeveloped locations as contingent resources since they were non-commercial at the time (a decrease of 0.2Bcfe), and other factors including changes to costs, forecast performance expectations and product price differentials (a decrease of 44.6 Bcfe).

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization at December 31, 2014, 2013 and 2012:

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
($ in thousands)
Proved properties	$905,622	$1,156,895	$1,213,622
Unproved properties—excluded from depletion	7,512	10,022	31,823
Gross oil and gas properties	913,134	1,166,917	1,245,445
Accumulated depreciation, depletion, amortization	(431,555)	(353,679)	(269,376)
Net oil and gas properties	$481,579	$813,238	$976,069

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
($ in thousands)
Property acquisition costs, proved	$10,861	$—	$2,582
Development costs	122,387	124,032	135,692
Total costs	$133,248	$124,032	$138,274

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

The Partnership's hydrocarbon reserves in Alabama and East Texas contain hydrogen sulfide that must be removed from the natural gas stream before the hydrocarbons are sold. As part of the process to remove the hydrogen sulfide, the Partnership produces and sells elemental sulfur. The Partnership generated revenue from the sale of sulfur of $8.2 million, $8.1 million and $14.0 million in 2014, 2013 and 2012, respectively. The cost of removing the sulfur is included in the future production costs in the Standardized Measure table below. However, since sulfur is not considered a hydrocarbon, revenues from the sale of sulfur are excluded from the computation of the Standardized Measure.

The Standardized Measure is as follows as of December 31, 2014, 2013 and 2012:

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012

($ in thousands)
Future cash inflows	$2,187,346	$2,423,350	$2,279,735
Future production costs	(759,966)	(737,468)	(767,004)
Future development costs	(240,886)	(318,778)	(354,690)
Future net cash flows before income taxes	1,186,494	1,367,104	1,158,041
Future income tax (expense) benefit	(833)	(1,212)	(1,086)
Future net cash flows before 10% discount	1,185,661	1,365,892	1,156,955
10% annual discount for estimated timing of cash flows	(591,421)	(715,386)	(621,826)
Total standardized measure of discounted future net cash flows	$594,240	$650,506	$535,129

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Partnership's proved oil and natural gas reserves for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

($ in thousands)
Beginning of year	$650,506	$535,129	$642,586
Sale of oil and gas produced, net of production costs	(152,097)	(150,457)	(132,451)
Net changes in prices and production costs	(63,142)	2,720	(78,247)
Extensions, discoveries and improved recovery, less related costs	74,684	136,464	66,460
Previously estimated development costs incurred during the period	49,409	21,470	53,111
Net changes in future development costs	71,800	107,951	36,914
Revisions of previous quantity estimates	(149,993)	(103,351)	(76,434)
Purchases of property	11,904	—	2,811
Sales of property	—	—	(5,063)
Accretion of discount	59,818	49,233	60,734
Net changes in income taxes	169	(36)	317
Other	41,182	51,383	(35,609)
End of year	$594,240	$650,506	$535,129

Results of Operations

The following are the results of operations for the Partnership's oil and natural gas producing activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
($ in thousands)
Revenues:
Sales to third parties	$190,057	$146,210	$135,842
Intercompany sales	5,475	47,048	53,343
Total revenues	195,532	193,258	189,185
Costs and expenses:
Production costs	56,595	54,354	56,734
General and administrative	8,166	11,419	12,162
Depreciation, depletion, and amortization	81,030	87,456	88,777
Impairment and other	395,892	214,286	45,289
Total costs and expenses	541,683	367,515	202,962
Total result of operations	$(346,151)	$(174,257)	$(13,777)

* * * *

Index to Exhibits

Exhibit Number	Description

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

4.1
Third Supplemental Indenture dated as of July 1, 2014, among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 3, 2014)

4.2
Second Supplemental Indenture dated as of November 19, 2012, among Eagle Rock Crude Pipelines, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the registrant's Form S-4 filed with the Commission on November 20, 2012)

4.3
First Supplemental Indenture dated as of June 28, 2011, among Eagle Rock Gas Services, LLC, a subsidiary of Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2011)

4.4
Indenture dated as of May 27, 2011 among Eagle Rock Energy Partners, L.P., Eagle Rock Energy Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 27, 2011)

4.5
Registration Rights Agreement dated May 3, 2011 by and between Eagle Rock Energy Partners, L.P. and Natural Gas Partners VIII, L.P. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 3, 2011)

4.6
Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Partnership Agreement of Eagle Rock Energy Partners, L.P.) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 25, 2010)

10.1
Fifth Amendment to the Amended and Restated Credit Agreement and First Amendment to Amendment and Restated Guaranty and Collateral Agreement, dated as of October 10, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 14, 2014)

10.2
Borrowing Base and Fourth Amendment to the Amended and Restated Credit Agreement, effective as of May 28, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 29, 2014)

10.3
Third Amendment to the Amended and Restated Credit Agreement, effective as of February 26, 2014, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 27, 2014)

10.4
Second Amendment to the Amended and Restated Credit Agreement, dated as of July 23, 2013, among Eagle Rock Energy Partners, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 23, 2013)

10.5
First Amendment to Amended and Restated Credit Agreement by and between Agreement by and among the Partnership, the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent, dated December 28, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K filed on December 31, 2012).

10.6
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

10.9†
Raw Product Purchase and Sale Agreement, by and between Phillips 66 Company and Eagle Rock Field Services, L.P., dated December 23, 2013, (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A filed on February 28, 2014)

10.10
Second Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013(incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.11
First Amendment to Gas Gathering and Processing Agreement, by and between BP America Production Company and Eagle Rock Field Services, L.P., dated July 1, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 1, 2013)

10.12†
Gas Gathering and Processing Agreement by and between BP America Production Company and Eagle Rock Field Services, L.P., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 2, 2012)

10.13**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.14**
Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Jeffrey P. Wood dated August 3, 2012 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.15**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC. and Charles C. Boettcher dated August 3, 2012 (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.16**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Joseph Schimelpfening dated August 3, 2012 (incorporated by reference to Exhibit 10.5 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.17**
Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Steven Hendrickson dated August 3, 2012 (incorporated by reference to Exhibit 10.6 of the registrant's Current Report on Form 10-Q filed on August 6, 2012)

10.18**	Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert Hallett dated May 1, 2012

10.19**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 26, 2012)

10.20**
Form of Supplemental Indemnification Agreement among Eagle Rock Energy G&P, LLC, Eagle Rock Energy GP, L.P., Eagle Rock Energy Partners, L.P. and officers and directors of Eagle Rock Energy G&P, LLC (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the Commission on December 30, 2009)

10.21**	Executive Change of Control Agreement Policy (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

Exhibit Number	Description

10.22**	Form of Executive Change of Control Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on July 28, 2010)

10.23**
Amended and Restated Eagle Rock Energy Partners, L.P. Long-Term Incentive Plan effective June 24, 2014 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on August 20, 2014)

10.24**
Form of Restricted Unit Agreement under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on August 20, 2014)

10.25**
Form of Performance Unit Agreement under the Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 20, 2014)

10.26**†	Eagle Rock Energy G&P, LLC 2014 Short-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 28, 2014)

10.27**
Master Agreement between Eagle Rock Energy G&P, LLC and Roger A. Fox dated September 16, 2014, incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed with the Commission on October 31, 2014)

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers posted on the Company’s website at www.eaglerockenergy.com.

21.1*	List of Subsidiaries of Eagle Rock Energy Partners, L.P.

23.1*	Consent of KPMG LLP

23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Cawley, Gillespie & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.