Form 10-Q
period 2015-06-30
EAGLE ROCK ENERGY PARTNERS L P
filed 2015-07-31
CIK 1364541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015
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

The issuer had 152,986,718 common units outstanding as of July 28, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
EAGLE ROCK ENERGY PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20	$1,343
Short-term investments	—	153,448
Accounts receivable (a)	27,087	39,596
Risk management assets	36,169	44,805
Prepayments and other current assets	11,594	9,911
Total current assets	74,870	249,103
PROPERTY, PLANT AND EQUIPMENT — Net	438,867	487,988
INTANGIBLE ASSETS — Net	2,974	3,072
DEFERRED TAX ASSET	2,210	2,315
RISK MANAGEMENT ASSETS	38,469	46,490
OTHER ASSETS	4,788	5,307
TOTAL	$562,178	$794,275

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,994	$49,226
Accrued liabilities	7,079	8,053
Taxes payable	2,232	2,246
Total current liabilities	50,305	59,525
LONG-TERM DEBT	144,781	263,343
ASSET RETIREMENT OBLIGATIONS	48,335	47,907
DEFERRED TAX LIABILITY	28,589	30,321
OTHER LONG TERM LIABILITIES	4,960	4,709
COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' EQUITY (b)	285,208	388,470
TOTAL	$562,178	$794,275

________________________

(a)	Net of allowance for bad debt of $1,540 as of June 30, 2015 and $1,023 as of December 31, 2014.

(b)
149,563,456 and 150,154,909 common units were issued and outstanding as of June 30, 2015 and December 31, 2014, respectively. These amounts do not include unvested restricted common units granted under the Partnership's long-term incentive plan of 3,423,262 and 2,419,750 as of June 30, 2015 and December 31, 2014, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Natural gas, natural gas liquids, oil, condensate and sulfur	$33,212	$51,967	$62,725	$107,051
Commodity risk management gains (losses), net	(11,535)	(18,081)	11,065	(28,114)
Other revenue	(11)	158	(2)	310
Total revenue	21,666	34,044	73,788	79,247
COSTS AND EXPENSES:
Operations and maintenance	12,754	10,907	22,836	22,405
Taxes other than income	1,338	3,596	2,726	7,387
General and administrative	11,406	12,005	22,395	25,295
Impairment	—	—	68,344	—
Depreciation, depletion and amortization	16,390	20,299	31,035	40,705
Total costs and expenses	41,888	46,807	147,336	95,792
OPERATING LOSS	(20,222)	(12,763)	(73,548)	(16,545)
OTHER (EXPENSE) INCOME:
Interest expense, net	(2,121)	(4,948)	(4,439)	(9,702)
Interest rate risk management gains (losses), net	964	(571)	(2,102)	(861)
Losses on short-term investments	(3,750)	—	(5,754)	—
Other income, net	1,068	2	3,203	3
Total other expense	(3,839)	(5,517)	(9,092)	(10,560)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(24,061)	(18,280)	(82,640)	(27,105)
INCOME TAX BENEFIT	(695)	(885)	(1,521)	(1,750)
LOSS FROM CONTINUING OPERATIONS	(23,366)	(17,395)	(81,119)	(25,355)
DISCONTINUED OPERATIONS, NET OF TAX	(8)	(25,646)	(974)	(36,249)
NET LOSS	$(23,374)	$(43,041)	$(82,093)	$(61,604)

NET LOSS PER COMMON UNIT—BASIC AND DILUTED:
Loss from Continuing Operations
Common units - Basic	$(0.16)	$(0.11)	$(0.54)	$(0.16)
Common units - Diluted	$(0.16)	$(0.11)	$(0.54)	$(0.16)
Discontinued Operations
Common units - Basic	$—	$(0.16)	$(0.01)	$(0.23)
Common units - Diluted	$—	$(0.16)	$(0.01)	$(0.23)
Net Loss
Common units - Basic	$(0.16)	$(0.27)	$(0.55)	$(0.39)
Common units - Diluted	$(0.16)	$(0.27)	$(0.55)	$(0.39)
Weighted Average Units Outstanding
Common units - Basic	149,301	156,955	149,221	156,802
Common units - Diluted	149,301	156,955	149,221	156,802
 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(23,374)	$(43,041)	$(82,093)	$(61,604)
Other comprehensive income:
Gain on short-term investments	3,603	—	3,603	—
Loss on short-term investments	—	—	(3,603)	—
COMPREHENSIVE LOSS	$(19,771)	$(43,041)	$(82,093)	$(61,604)

 See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In thousands, except unit amounts)

	Number of Common Units	Common Units	Total
BALANCE — December 31, 2014	150,154,909	$388,470	$388,470
Net loss	—	(82,093)	(82,093)
Distributions	—	(21,123)	(21,123)
Vesting of restricted units	754,010	—	—
Repurchase of common units	(1,345,463)	(3,046)	(3,046)
Equity based compensation	—	3,000	3,000
BALANCE — June 30, 2015	149,563,456	$285,208	$285,208

 See accompanying notes to unaudited condensed consolidated financial statements.

EAGLE ROCK ENERGY PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,093)	$(61,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations	974	36,249
Depreciation, depletion and amortization	31,035	40,705
Impairment	68,344	—
Amortization of debt issuance costs	546	1,269
(Gain) loss from risk management activities, net	(8,963)	28,975
Settlement of risk management instruments	27,505	(5,314)
Equity-based compensation	3,000	4,042
Loss on short-term investments	5,754	—
Other	(1,625)	(139)
Changes in assets and liabilities—net of acquisitions:
Accounts receivable	6,436	(17,535)
Prepayments and other current assets	(1,683)	(7,193)
Accounts payable	(12,442)	7,704
Accrued liabilities	(783)	(496)
Other assets	9	(15)
Other current liabilities	(784)	(974)
Net cash provided by operating activities	35,230	25,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(44,905)	(63,789)
Proceeds from sale of short-term investments	153,980	—
Net cash provided by (used in) investing activities	109,075	(63,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	66,600	315,150
Repayment of long-term debt	(185,200)	(252,950)
Payment of debt issuance costs	—	(410)
Settlement of risk management instruments	(1,885)	(3,425)
Repurchase of common units	(3,046)	(1,084)
Distributions to members and affiliates	(21,123)	(23,801)
Net cash (used in) provided by financing activities	(144,654)	33,480
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(974)	29,580
Investing activities	—	(24,280)
Net cash (used in) provided by discontinued operations	(974)	5,300
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,323)	665
CASH AND CASH EQUIVALENTS—Beginning of period	1,343	76
CASH AND CASH EQUIVALENTS—End of period	$20	$741

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investments in property, plant and equipment, not paid	$16,540	$22,304
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid—net of amounts capitalized	$4,005	$35,020
Cash paid for taxes	$141	$—
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

Recent Developments—On May 21, 2015, the Partnership announced an Agreement and Plan of Merger (the "Merger Agreement") with Vanguard Natural Resources, LLC ("Vanguard"), pursuant to which a subsidiary of Vanguard will merge into the Partnership (the "Merger"). As a result of the Merger, the Partnership will become a wholly owned indirect subsidiary of Vanguard. The transaction, which has been approved by the boards of directors of our general partner and Vanguard, will be a tax-free unit-for-unit transaction with an exchange ratio of 0.185 Vanguard common units per Eagle Rock Energy common unit and Vanguard's assumption of Eagle Rock Energy's debt. Eagle Rock Energy and Vanguard will coordinate to ensure that each Eagle Rock Energy unitholder receives, either from Eagle Rock Energy or Vanguard, a distribution for each month leading up to the Merger. The Merger is subject to customary closing conditions, including the approval by both Vanguard and Eagle Rock Energy unitholders of record as of August 6, 2015. Both unitholder meetings are scheduled for September 17, 2015.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

All intercompany accounts and transactions are eliminated in the unaudited condensed consolidated financial statements.

The Partnership has provided a discussion of significant accounting policies in its 10-K. Certain items from that discussion are repeated or updated below as necessary to assist in the understanding of these financial statements.
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

Short-term Investments— A portion of the consideration received for the Midstream Business Contribution included Regency common units. During the second quarter of 2015, Regency merged with Energy Transfer Partners, L.P. ("ETP") and the Regency common units were subsequently converted into ETP common units (the as-converted units referred to with the original units as "Regency Common Units"). These securities have a readily determinable fair value, were classified as available-for-sale equity securities and recorded as short-term investments on the unaudited condensed consolidated balance sheets. Unrealized gains and losses associated with increases and decreases in the fair value of these securities are included in other comprehensive income until such time that the gains and losses become realized and then will be included in the unaudited condensed consolidated statements of operations. Losses from declines in fair value determined to be other than temporary are recorded in the unaudited condensed consolidated statements of operations as a loss on short-term investments. Distributions received as a result of holding these common units are recorded as other income on the unaudited condensed consolidated statements of operations.

For the three and six months ended June 30, 2015, the Partnership received and recorded distributions of $1.0 million and $3.2 million, respectively, and recorded losses of $3.8 million and $5.8 million, respectively, as a result of the sale of the Regency Common Units. As of June 30, 2015, the Partnership held no Regency Common Units.

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

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Natural gas revenues produced from the Partnership's natural gas interests are based on the amount of natural gas sold to purchasers. The volumes of natural gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create natural gas imbalances. Imbalances are reflected as adjustments to reported natural gas reserves and future cash flows.  The Partnership had long-term imbalance payables totaling $0.5 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively.

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

Revenue Recognition - On May 28, 2014, the FASB issued new guidance related to revenue from contracts with customers. This new guidance outlines a single comprehensive model for entities to use and supersedes most current revenue recognition guidance, including industry-specific guidance. On July 9, 2015, the FASB agreed to defer this guidance by one year to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption of the guidance is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016). The Partnership is currently evaluating the potential impact, if any, of the adoption of this new guidance on its financial statements.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Equipment and machinery	$101	$101
Vehicles and transportation equipment	212	212
Office equipment, furniture and fixtures	3,020	3,020
Computer equipment	14,958	13,234
Proved properties	884,836	905,622
Unproved properties	6,952	7,512
Work in progress	42	1,195
	910,121	930,896
Less: accumulated depreciation, depletion and amortization	(471,254)	(442,908)
Net property, plant and equipment	$438,867	$487,988

The following table sets forth the total depreciation, depletion and impairment expense by type of asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Depreciation	$807	$889	$1,366	$1,586
Depletion	$14,727	$19,334	$28,446	$39,006

Impairment expense:
Proved properties (a)	$—	$—	$68,344	$—
________________________________

(a)
During the six months ended June 30, 2015, the Partnership incurred impairment charges related to certain proved properties in Mid-Continent, East Texas and Permian regions primarily due to lower commodity prices.

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

A reconciliation of the Partnership's liability for asset retirement obligations is as follows:

	2015	2014
	($ in thousands)
Asset retirement obligations—January 1 (a)	$50,873	$48,564
Additional liabilities	10	21
Liabilities settled	(1,497)	(826)
Revision to liabilities	124	(105)
Accretion expense	1,600	1,620
Asset retirement obligations—June 30 (a)	$51,110	$49,274

_____________________________________

(a)	As of June 30, 2015 and December 31, 2014, $2.8 million and $3.0 million, respectively, were included within accrued liabilities in the unaudited condensed consolidated balance sheets.

The table above does not include the activity related to asset retirement obligations associated with the Partnership's Midstream Business, as these amounts have been classified as discontinued operations within the unaudited condensed consolidated statement of operations (see Note 16).

During the six months ended June 30, 2015 and 2014, the Partnership made increase revisions of $0.1 million and decrease revisions of $0.1 million, respectively, to certain asset retirement obligations due to changes in the estimated costs to remediate.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of rights-of-way and easements, which the Partnership amortizes over the estimated useful life of 20 years.

Intangible assets consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Rights-of-way and easements—at cost	$3,920	$3,920
Less: accumulated amortization	(946)	(848)
Net intangible assets	$2,974	$3,072

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth amortization expense by type of intangible asset within the Partnership's unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Amortization	$49	$49	$98	$98

The table above does not include amounts related to the Partnership's Midstream Business, as these amounts have been classified as part of discontinued operations within the unaudited condensed consolidated statement of operations (see Note 16).

Estimated future amortization expense related to the intangible assets at June 30, 2015 is as follows (in thousands):

Year ending December 31,
2015	$98
2016	$196
2017	$196
2018	$196
2019	$196
Thereafter	$2,092

NOTE 7. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Revolving credit facility:	$94,000	$212,600
Senior Notes:
8.375% Senior Notes due 2019	51,120	51,120
Unamortized bond discount	(339)	(377)
Total Senior Notes	50,781	50,743
Total long-term debt	$144,781	$263,343
Revolving Credit Facility
On October 10, 2014, the Partnership entered into the Fifth Amendment (the "Fifth Amendment") to its Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Fifth Amendment, among other items, provided for commitments totaling $320 million, with the ability to increase commitments up to a total aggregate amount of $1.2 billion. The Fifth Amendment coincided with the semi-annual borrowing base redetermination by the Partnership's commercial lenders. The amendment extended the maturity to October 2019. In addition, as a result of the completion of the Midstream Business Contribution, the Partnership's borrowing base under the Credit Agreement is now strictly based on the value of its oil and natural gas properties and its commodity derivative contracts, which was formerly referred to as the upstream component of the borrowing base.
On April 1, 2015, the borrowing base under the Partnership's credit facility decreased from $320 million to $270 million as part of its regularly scheduled semi-annual redetermination by the Partnership's commercial lenders. The Partnership's next borrowing base redetermination is scheduled for October 1, 2015.
As of June 30, 2015, the Partnership had approximately $176.0 million of availability under the credit facility, based on its borrowing base on that date. The Partnership currently pays a 0.375% commitment fee (based on the Partnership's borrowing base utilization percentage) per year on the difference between total commitments and the amount drawn under the credit facility. The Credit Agreement includes a sub-limit for the issuance of standby letters of credit for a total of $50.0 million. As of June 30, 2015, the Partnership had no outstanding letters of credit.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt covenant levels specified in the Partnership's revolving credit facility and the actual covenant ratios as of June 30, 2015:

	Debt Covenant	Actual Covenant Ratio as of June 30, 2015
Maximum total leverage ratio	4.0	1.2
Minimum current ratio	1.0	4.3
As of June 30, 2015, the Partnership was in compliance with the financial covenants under the Credit Agreement.

8.375 % Senior Notes due 2019 (the "Senior Notes")
Following the Midstream Business Contribution, $51.1 million of the Senior Notes remain outstanding under an amended indenture with substantially all of the restrictive covenants and certain events of default eliminated.

NOTE 8. MEMBERS’ EQUITY

At June 30, 2015 and December 31, 2014, there were 149,563,456 and 150,154,909 unrestricted common units outstanding, respectively. In addition, there were 3,423,262 and 2,419,750 unvested restricted common units outstanding at June 30, 2015 and December 31, 2014, respectively.

On May 31, 2012, the Partnership announced a program through which it may issue common units, from time to time, with an aggregate market value of up to $100 million. The Partnership is under no obligation to issue equity under the program and the Partnership has not issued common units under this program since 2013.

On October 27, 2014, the Partnership announced a common unit repurchase program of up to $100.0 million through which the Partnership may, at its discretion, repurchase outstanding common units from time to time at prevailing prices on the open market or in privately negotiated transactions. The program commenced following the filing of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and will conclude by March 31, 2016. The repurchase program does not obligate the Partnership to acquire any, or any specific number of, units and may be discontinued at any time. The Partnership intends to cancel any units it repurchases under the repurchase program. During the six months ended June 30, 2015, 1,171,584 units were repurchased under this program for approximately $2.6 million.
The table below summarizes the distributions paid or payable and declared for the quarters listed below:

Quarter Ended	Distribution per Common Unit	Record Date*	Payment Date
December 31, 2014+	$0.07	February 6, 2015	February 13, 2015
March 31, 2015+	$0.07	May 8, 2015	May 15, 2015
June 30, 2015+	$0.07	August 6, 2015	August 14, 2015
_____________________________

+	The distribution excludes certain restricted units under the LTIP (as defined in Note 14 below).

*	Means the close of business on each of the listed Record Dates.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes transactions between the Partnership and certain affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Affiliates of Natural Gas Partners:	($ in thousands)
Natural gas purchases from affiliates	$—	$949	$—	$2,091

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

The following table sets forth certain information regarding the Partnership's interest rate swaps as of June 30, 2015:

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

Commodity derivatives, as of June 30, 2015, that will mature through 2019:

Underlying	Type	Notional Volumes (units) (a)	Floor Strike Price ($/unit)(b)	Cap Strike Price ($/unit)(b)
Portion of Contracts Maturing in 2015
Natural Gas	Swap (Pay Floating/Receive Fixed)	5,400,000	$4.07
Crude Oil	Costless Collar	240,000	$90.00	$97.55
Crude Oil	Swap (Pay Floating/Receive Fixed)	315,000	$89.78
IsoButane	Swap (Pay Floating/Receive Fixed)	1,625,400	$0.68
Natural Gasoline	Swap (Pay Floating/Receive Fixed)	1,869,000	$1.19
Normal Butane	Swap (Pay Floating/Receive Fixed)	2,961,000	$0.67
Propane	Swap (Pay Floating/Receive Fixed)	7,383,600	$0.57
Contracts Maturing in 2016
Natural Gas	Swap (Pay Floating/Receive Fixed)	9,480,000	$4.25
Crude Oil	Swap (Pay Floating/Receive Fixed)	936,000	$84.66
Crude Oil (c)	Basis Swap	91,500	$(1.20)
IsoButane	Swap (Pay Floating/Receive Fixed)	1,713,600	$0.72
Natural Gas	Swap (Pay Floating/Receive Fixed)	1,864,800	$1.31
Normal Butane	Swap (Pay Floating/Receive Fixed)	3,074,400	$0.72
Propane	Swap (Pay Floating/Receive Fixed)	7,610,400	$0.61
Contracts Maturing in 2017
Crude Oil	Swap (Pay Floating/Receive Fixed)	444,000	$89.24
Natural Gas	Swap (Pay Floating/Receive Fixed)	2,040,000	$3.34
Contracts Maturing in 2018
Crude Oil	Swap (Pay Floating/Receive Fixed)	396,000	$88.78
Contracts Maturing in 2019
Crude Oil	Swap (Pay Floating/Receive Fixed)	348,000	$88.39
_______________________

(a)	Volumes of natural gas are measured in MMbtu, volumes of crude oil are measured in barrels and volumes of NGLs are measured in gallons.

(b)	Amounts represent the weighted average price. The weighted average prices are in $/MMbtu for natural gas, $/barrel for crude oil and $/gallon for NGLs.

(c)	Floor price represents the spread between Argus-Midland oil prices and NYMEX-WTI oil prices.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Interest Rate and Commodity Derivatives

The following tables set forth the fair values of interest rate and commodity derivative instruments not designated as hedging instruments and their location within the unaudited condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(3,366)	Current liabilities	$—
Interest rate derivatives - liabilities	Long-term assets	(2,657)	Long-term liabilities	—
Commodity derivatives - assets	Current assets	39,634	Current liabilities	—
Commodity derivatives - assets	Long-term assets	41,191	Long-term liabilities	—
Commodity derivatives - liabilities	Current assets	(99)	Current liabilities	—
Commodity derivatives - liabilities	Long-term assets	(65)	Long-term liabilities	—
Total derivatives		$74,638		$—

	As of December 31, 2014
	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	($ in thousands)
Interest rate derivatives - liabilities	Current assets	$(3,165)	Current liabilities	$—
Interest rate derivatives - liabilities	Long-term assets	(2,641)	Long-term liabilities	—
Commodity derivatives - assets	Current assets	47,971	Current liabilities	—
Commodity derivatives - assets	Long-term assets	49,130	Long-term liabilities	—
Total derivatives		$91,295		$—

The following table sets forth the location of gains and losses for derivatives not designated as hedging instruments within the Partnership's unaudited condensed consolidated statement of operations:

Amount of Gain (Loss) Recognized in Income on Derivatives		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		($ in thousands)
Interest rate derivatives	Interest rate risk management losses, net	$964	$(571)	$(2,102)	$(861)
Commodity derivatives	Commodity risk management gains (losses), net	(11,535)	(18,081)	11,065	(28,114)
Commodity derivatives	Discontinued operations	—	(10,968)	—	(15,879)
Commodity derivatives - trading	Discontinued operations	—	(1,416)	—	(2,404)
	Total	$(10,571)	$(31,036)	$8,963	$(47,258)

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

As of June 30, 2015, the Partnership has recorded its interest rate swaps and commodity derivative instruments (see Note 10), which includes crude oil, natural gas and NGLs, at fair value. The Partnership reviews the classification of the inputs at the end of each period and, following such review for the period ended June 30, 2015, classified the inputs to measure the fair value of its interest rate swaps, crude oil derivatives, NGL derivatives and natural gas derivatives as Level 2.  In addition, the Partnership recorded its investments in equity securities at fair value, and classified the inputs as Level 1.

The following tables disclose the fair value of the Partnership's derivative instruments and equity investments as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$63,109	$—	$(25)	$63,084
Natural gas derivatives	—	16,366	—	(56)	16,310
NGL derivatives	—	1,350	—	(83)	1,267
Interest rate swaps	—	—	—	(6,023)	(6,023)
Total	$—	$80,825	$—	$(6,187)	$74,638

Liabilities:
Crude oil derivatives	$—	$(25)	$—	$25	$—
Natural gas derivatives	—	(56)	—	56	—
NGL derivatives	—	(83)	—	83	—
Interest rate swaps	—	(6,023)	—	6,023	—
Total	$—	$(6,187)	$—	$6,187	$—
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (a)	Total
	($ in thousands)
Assets:
Crude oil derivatives	$—	$78,516	$—	$—	$78,516
Natural gas derivatives	—	18,585	—	—	18,585
Interest rate swaps	—	—	—	(5,806)	(5,806)
Equity investments	153,448	—	—	—	153,448
Total	$153,448	$97,101	$—	$(5,806)	$244,743

Liabilities:
Interest rate swaps	$—	$(5,806)	$—	$5,806	$—
Total	$—	$(5,806)	$—	$5,806	$—
____________________________

(a)	Represents counterparty netting under the agreement governing such derivative contracts.

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

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

For periods in which impairment charges have been incurred, the Partnership is required to write down the value of the impaired asset to its fair value. See Note 4 for a further discussion of the impairment charges recorded during the three and six months ended June 30, 2015. The following table discloses the fair value of the Partnership's assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2015:

	Six Months Ended June 30,
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

As of June 30, 2015, the outstanding debt associated with the Credit Agreement bore interest at a floating rate; as such, the Partnership believes that the carrying value of this debt approximates its fair value. The Senior Notes bore interest at a fixed rate; based on the market price of the Senior Notes as of June 30, 2015 and December 31, 2014, the Partnership estimates that the fair value of the Senior Notes was $51.1 million and $47.0 million, respectively. Fair value of the Senior Notes was estimated based on prices quoted from third-party financial institutions, which are characteristic of Level 2 fair value measurement inputs.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Litigation—The Partnership and its operating subsidiaries are subject to lawsuits which arise from time to time in the ordinary course of business. The Partnership had no accruals as of June 30, 2015 or December 31, 2014 related to legal matters and current lawsuits are not expected to have a material adverse effect on the Partnership's financial position, results of operations or cash flows.

In May and June 2015, alleged Eagle Rock Energy unitholders filed two derivative and class action lawsuits in the District Court of Harris County, Texas (the "state lawsuits"). An additional class action lawsuit was filed in June by another alleged Eagle Rock Energy unitholder in the United States District Court for the Southern District of Texas (the "federal lawsuit" and, together with the state lawsuits, the "lawsuits"). The lawsuits name Eagle Rock Energy, Eagle Rock Energy GP, L.P., our general partner, our board of directors, Vanguard, and Talon Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard, as defendants. Plaintiffs in the lawsuits allege a variety of causes of action challenging the Merger, including alleged breaches of fiduciary or contractual duties and alleged aiding and abetting these alleged breaches of duty. The lawsuits allege that the Merger (a) provides inadequate consideration to our unitholders, (b) is not subject to minority unitholder approval due to (i) the absence of a majority-of-the-minority vote requirement and (ii) the voting and support agreement between Vanguard, Natural Gas Partners VIII, L.P., and certain of its affiliates, (c) contains contractual terms (e.g., the no-solicitation, matching rights, and termination fee provisions) that will dissuade other potential merger partners from making alternative proposals and (d) does not include a collar to protect our unitholders against declines in Vanguard’s unit price. The federal lawsuit also alleges that defendants have violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. In general, the federal lawsuit alleges that the registration statement filed in connection with the Merger fails, among other things, to disclose allegedly material details concerning (a) Eagle Rock’s and Vanguard’s financial and operational projections, (b) the analyses of the Merger conducted by Eagle Rock’s and Vanguard’s financial advisors, and (c) the background of the Merger. Based on these allegations, the lawsuits seek to enjoin us from proceeding with or consummating the Merger. To the extent that the Merger is consummated before injunctive relief is granted, the plaintiffs seek to have the Merger rescinded. The plaintiffs seek attorneys' fees, and the plaintiff in the federal lawsuit also seeks monetary damages. The Partnership believes that the lawsuits are without merit.

On July 30, 2015, a wholly owned subsidiary of the Partnership received verbal notice from EPA Region 4 (“EPA”) of a proposed civil penalty under the Risk Management Program (“RMP”), 40 CFR Part 68, Clean Air Act §112(r)(7), concerning alleged violations at the Big Escambia Creek Gas Plant, a gas processing facility in Atmore, Alabama (the “Big Escambia Creek facility”). A contractor inspected the Big Escambia Creek Facility in April 2014 on behalf of EPA, and EPA identified certain potential violations under the RMP and the Emergency Planning and Community Right to Know Act (“EPCRA”), 40 CFR Parts 304, 307 and 372 (“EPCRA”). EPA proposed a penalty of approximately $106,000. The wholly owned subsidiary of the Partnership is awaiting written notice from EPA, and is evaluating EPA's stated basis for the penalty and alleged violations, and EPA's calculation of the proposed penalty.

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

Environmental—The Partnership's business involves acquiring, developing and producing oil and natural gas working interests, and certain associated gathering and processing activities for our interests in Alabama. The Partnership's operations and those of the Partnership's lease operators are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or safety. The Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

quality, hazardous and solid waste management and disposal and other environmental matters. The cost of developing and producing our oil and natural gas working interests as well as planning, designing and operating our associated processing facility in Alabama, must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's combined results of operations, financial position or cash flows. At June 30, 2015 and December 31, 2014, the Partnership had accrued approximately $2.7 million and $2.8 million, respectively, for environmental matters.

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

Other Commitments—The Partnership utilizes assets under operating leases for its corporate office, certain rights-of-way and facilities locations, vehicles and in several areas of its operations. Rental expense from continuing operations, including leases with no continuing commitment, amounted to approximately $0.3 million, $0.8 million and $0.8 million, $1.6 million, respectively, for the three and six months ended June 30, 2015 and 2014, respectively. Rental expense for leases with escalation clauses is recognized on a straight-line basis over the initial lease term.

NOTE 13. INCOME TAXES
Provision for Income Taxes -The Partnership is a limited partnership for federal and state income tax purposes, in which income tax liabilities and/or benefits of the Partnership are passed through to its unitholders. In the State of Texas, limited partnerships are directly subject to the Texas margin tax, which liability is not passed through to the Partnership's unitholders. In addition, certain of the Partnership's subsidiaries are Subchapter C-corporations subject to federal and state income taxes. During the three and six months ended June 30, 2015 and June 30, 2014, the Partnership recognized an income tax benefit of $0.7 million, $1.5 million, $0.9 million and $1.8 million, respectively. The change in the Partnership's tax benefit from period to period is primarily due to changes in income generated by the Partnership's taxable entities.

NOTE 14. EQUITY-BASED COMPENSATION

Long-Term Incentive Plan

Eagle Rock Energy G&P, LLC has a long-term incentive plan (as amended, the "LTIP"), for its employees, directors and consultants who provide services to the Partnership and its subsidiaries and affiliates. The LTIP provides for the issuance of an aggregate of up to 14,500,000 common units to be granted either as options, restricted units or phantom units, of which, as of June 30, 2015, a total of 3,394,477 common units remained available for issuance (which calculation reserves the maximum common units (i.e., 200%) that may potentially be earned and vested in respect of the outstanding performance units). Grants under the LTIP are made at the discretion of the board and to date have been made in the form of restricted units and performance units (i.e., phantom units subject to performance conditions). Distributions declared and paid on outstanding restricted units, where such restricted units are eligible to receive distributions, are paid directly to the holders of the restricted units. With respect to the performance units (as described below), distributions declared and paid will be grossed-up by an additional number of performance units as determined in the performance unit agreement. No options have been issued to date.

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

A summary of the changes in outstanding restricted common units for the six months ended June 30, 2015 is provided below:

	Number of Restricted Units	Weighted Average Fair Value
Outstanding at December 31, 2014	2,419,750	$6.06
Granted	2,116,034	$2.54
Vested	(754,010)	$7.05
Forfeited	(358,512)	$6.30
Outstanding at June 30, 2015	3,423,262	$3.64

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

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in outstanding performance units for the six months ended June 30, 2015 is provided below:

	Number of Performance Units	Weighted Average Fair Value
Outstanding at December 31, 2014	647,788	$3.63
Granted	871,931	$2.61
Forfeited	(123,175)	$3.59
Outstanding at June 30, 2015	1,396,544	$3.00

Equity-Based Compensation

For the three and six months ended June 30, 2015 and June 30, 2014, the Partnership recorded non-cash compensation expense of approximately $1.1 million, $3.0 million and $1.5 million, $4.0 million, respectively, related to the granted restricted units and performance units as general and administrative expense on the unaudited condensed consolidated statements of operations.

As of June 30, 2015, unrecognized compensation costs related to the outstanding restricted units and performance units under the LTIP totaled approximately $13.4 million. The remaining expense is to be recognized over a weighted average of 2.28 years.

In connection with the vesting of certain restricted units during the three months ended June 30, 2015, the Partnership cancelled 173,879 of the newly-vested common units in satisfaction of $0.4 million of minimum employee tax liability paid by the Partnership. Pursuant to the terms of the LTIP, these cancelled units are available for future grants under the LTIP.

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

As of June 30, 2015 and 2014, the Partnership had unvested restricted common units outstanding, which are considered dilutive securities. These units are considered in the diluted weighted average common units outstanding number in periods of net income. In periods of net losses, these units are excluded from the diluted weighted average common units outstanding number.

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

The following table presents the Partnership's calculation of basic and diluted units outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Weighted average units outstanding during period:
Common units - Basic	149,301	156,955	149,221	156,802
Common units - Diluted	149,301	156,955	149,221	156,802

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's basic and diluted loss per unit for the three months ended June 30, 2015:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(23,366)
Distributions	10,699	$10,469	$230
Assumed loss from continuing operations after distribution to be allocated	(34,065)	(34,065)	—
Assumed allocation of loss from continuing operations	(23,366)	(23,596)	230
Discontinued operations	(8)	(8)	—
Assumed net loss to be allocated	$(23,374)	$(23,604)	$230

Basic loss from continuing operations per unit		$(0.16)
Basic discontinued operations per unit		$—
Basic loss per unit		$(0.16)

Diluted loss from continuing operations per unit		$(0.16)
Diluted discontinued operations per unit		$—
Diluted loss per unit		$(0.16)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

The following table presents the Partnership's basic and diluted loss per unit for the three months ended June 30, 2014:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(17,395)
Distributions**	—	$—	$—
Assumed loss from continuing operations after distribution to be allocated	(17,395)	(17,395)	—
Assumed allocation of loss from continuing operations	(17,395)	(17,395)	—
Discontinued operations	(25,646)	(25,646)	—
Assumed net loss to be allocated	$(43,041)	$(43,041)	$—

Basic loss from continuing operations per unit		$(0.11)
Basic discontinued operations per unit		$(0.16)
Basic and diluted loss per unit		$(0.27)

Diluted loss from continuing operations per unit		$(0.11)
Diluted discontinued operations per unit		$(0.16)
Diluted loss per unit		$(0.27)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

**	No distribution was declared or paid for this period as the distribution was suspended for this period.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Partnership's basic and diluted loss per unit for the six months ended June 30, 2015:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(81,119)
Distributions	21,256	$20,902	$354
Assumed loss from continuing operations after distribution to be allocated	(102,375)	(102,375)	—
Assumed allocation of loss from continuing operations	(81,119)	(81,473)	354
Discontinued operations, net of tax	(974)	(974)	—
Assumed net loss to be allocated	$(82,093)	$(82,447)	$354

Basic loss from continuing operations per unit		$(0.54)
Basic discontinued operations per unit		$(0.01)
Basic loss per unit		$(0.55)

Diluted loss from continuing operations per unit		$(0.54)
Diluted discontinued operations per unit		$(0.01)
Diluted loss per unit		$(0.55)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

The following table presents the Partnership's basic and diluted loss per unit for the six months ended June 30, 2014:

	Total	Common Units	Restricted Common Units*
	($ in thousands, except for per unit amounts)
Loss from continuing operations	$(25,355)
Distributions**	—	$—	$—
Assumed loss from continuing operations after distribution to be allocated	(25,355)	(25,355)	—
Assumed allocation of loss from continuing operations	(25,355)	(25,355)	—
Discontinued operations, net of tax	(36,249)	(36,249)	—
Assumed net loss to be allocated	$(61,604)	$(61,604)	$—

Basic income from continuing operations per unit		$(0.16)
Basic discontinued operations per unit		$(0.23)
Basic loss per unit		$(0.39)

Diluted income from continuing operations per unit		$(0.16)
Diluted discontinued operations per unit		$(0.23)
Diluted income per unit		$(0.39)
_____________________________

*	Restricted common units granted under the LTIP that contain non-forfeitable rights to the distributions declared by the Partnership.

**	No distribution was declared or paid for this period as the distribution was suspended for this period.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. DIVESTITURE RELATED ACTIVITIES

As discussed in Note 1, on July 1, 2014, the Partnership completed the Midstream Business Contribution. As a result of this transaction, the operations of the Midstream Business have been classified as discontinued.

The following table is the reconciliation of major classes of line items classified as discontinued operations for the Midstream Business for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
			($ in thousands)
Class of statement of operations line item of discontinued operations:
Revenue	$—	$245,210	$—	$548,081
Cost of natural gas, NGLs, condensate and helium	—	199,700	—	444,673
Operations, maintenance and taxes other than income	—	25,078	—	50,127
General and administrative	8	12,107	974	20,208
Depreciation, amortization and impairment	—	19,737	—	41,936
Interest expense	—	(14,118)	—	(27,350)
Other expense	—	(60)	—	(68)
Operating loss from discontinued operations before taxes	(8)	(25,590)	(974)	(36,281)
Income tax expense (benefit)	—	56	—	(32)
Discontinued operations, net of tax	$(8)	$(25,646)	$(974)	$(36,249)

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

Restructuring Activities
In connection with the Midstream Business Contribution, the Partnership incurred one-time employee termination benefits and lease payments of the partial abandonment of an operating lease during the year ended December 31, 2014. The accruals are recorded as part of accrued liabilities within the unaudited condensed consolidated balance sheets, while the expenses are recorded as part of discontinued operations within the unaudited condensed consolidated statement of operations. During the three months ended June 30, 2015, the Partnership adjusted its accrual related to the lease payments of the partial abandonment of an operating lease to account for the softening of the sublease market. The following table summarizes activity related to liabilities associated with the Partnership's restructuring activities during the three months ended June 30, 2015.

	Employee Related Costs	Facility and Other Costs	Total
	($ in thousands)
Balance at December 31, 2014	$835	$490	$1,325
Payments and other adjustments	(835)	1,152	317
Balance at June 30, 2015	$—	$1,642	$1,642

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUBSIDIARY GUARANTORS

The Partnership has issued registered debt securities guaranteed by its subsidiaries.  As of June 30, 2015, all guarantors were wholly owned or available to be pledged and such guarantees were joint and several and full and unconditional.  Although the guarantees of the Partnership's subsidiary guarantors are considered full and unconditional, the guarantees are subject to certain customary release provisions. Such guarantees may be released in the following customary circumstances:

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

In accordance with Rule 3-10 of the Securities and Exchange Commission Regulation S-X, the Partnership has prepared unaudited condensed consolidating financial statements as supplemental information.  The following unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, present financial information for Eagle Rock Energy as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for the co-issuer and the subsidiary guarantors, which are all 100% owned by the Partnership, on a stand-alone basis, and the consolidation and elimination entries necessary to arrive at the information for the Partnership on a consolidated basis.  The subsidiary guarantors are not restricted from making distributions to the Partnership.

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
June 30, 2015

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$838,125	$—	$—	$(838,125)	$—
Other current assets	40,055	1	34,814	—	74,870
Total property, plant and equipment, net	1,260	—	437,607	—	438,867
Investment in subsidiaries	(489,500)	—	—	489,500	—
Total other long-term assets	43,267	—	5,174	—	48,441
Total assets	$433,207	$1	$477,595	$(348,625)	$562,178
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$838,125	$(838,125)	$—
Other current liabilities	2,853	—	47,452	—	50,305
Other long-term liabilities	365	—	81,519	—	81,884
Long-term debt	144,781	—	—	—	144,781
Equity	285,208	1	(489,501)	489,500	285,208
Total liabilities and equity	$433,207	$1	$477,595	$(348,625)	$562,178

Unaudited Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Consolidating Entries	Total
	($ in thousands)
ASSETS:
Accounts receivable – related parties	$838,656	$—	$—	$(838,656)	$—
Other current assets	211,213	1	37,889	—	249,103
Total property, plant and equipment, net	1,334	—	486,654	—	487,988
Investment in subsidiaries	(413,023)	—	—	413,023	—
Total other long-term assets	52,272	—	4,912	—	57,184
Total assets	$690,452	$1	$529,455	$(425,633)	$794,275
LIABILITIES AND EQUITY:
Accounts payable – related parties	$—	$—	$838,656	$(838,656)	$—
Other current liabilities	37,850	—	21,675	—	59,525
Other long-term liabilities	789	—	82,148	—	82,937
Long-term debt	263,343	—	—	—	263,343
Equity	388,470	1	(413,024)	413,023	388,470
Total liabilities and equity	$690,452	$1	$529,455	$(425,633)	$794,275

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2015

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(12,683)	$—	$34,349	$—	$21,666
Operations and maintenance	—	—	12,754	—	12,754
Taxes other than income	—	—	1,338	—	1,338
General and administrative	3,923	—	7,483	—	11,406
Depreciation, depletion and amortization	274	—	16,116	—	16,390
Loss from operations	(16,880)	—	(3,342)	—	(20,222)
Interest expense, net	(2,121)	—	—	—	(2,121)
Other non-operating income	3,175	—	2,276	(4,383)	1,068
Other non-operating expense	(4,164)	—	(3,005)	4,383	(2,786)
Loss before income taxes	(19,990)	—	(4,071)	—	(24,061)
Income tax (expense) benefit	33	—	(728)	—	(695)
Equity in earnings of subsidiaries	(3,353)	—	—	3,353	—
Loss from continuing operations	(23,376)	—	(3,343)	3,353	(23,366)
Discontinued operations, net of tax	2	—	(10)	—	(8)
Net loss	$(23,374)	$—	$(3,353)	$3,353	$(23,374)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(18,081)	$—	$52,125	$—	$—	$34,044
Operations and maintenance	3	—	10,904	—	—	10,907
Taxes other than income	—	—	3,596	—	—	3,596
General and administrative	2,064	—	9,941	—	—	12,005
Depreciation, depletion and amortization	295	—	20,004	—	—	20,299
(Loss) income from operations	(20,443)	—	7,680	—	—	(12,763)
Interest expense, net	(4,946)	—	(2)	—	—	(4,948)
Other non-operating income	2,163	—	2,291	—	(4,454)	—
Other non-operating expense	(1,987)	—	(3,036)	—	4,454	(569)
(Loss) income before income taxes	(25,213)	—	6,933	—	—	(18,280)
Income tax provision (benefit)	82	—	(967)	—	—	(885)
Equity in earnings of subsidiaries	9,377	—	—	—	(9,377)	—
(Loss) income from continuing operations	(15,918)	—	7,900	—	(9,377)	(17,395)
Discontinued operations, net of tax	(27,123)	—	1,479	(2)	—	(25,646)
Net (loss) income	$(43,041)	$—	$9,379	$(2)	$(9,377)	$(43,041)

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2015

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Consolidating Entries	Total
	($ in thousands)
Total revenues	$8,544	$—	$65,244	$—	$73,788
Operations and maintenance	—	—	22,836	—	22,836
Taxes other than income	—	—	2,726	—	2,726
General and administrative	6,005	—	16,390	—	22,395
Depreciation, depletion and amortization	410	—	30,625	—	31,035
Impairment	—	—	68,344	—	68,344
Income (loss) from operations	2,129	—	(75,677)	—	(73,548)
Interest expense, net	(4,439)	—	—	—	(4,439)
Other non-operating income	7,432	—	4,540	(8,769)	3,203
Other non-operating expense	(10,623)	—	(6,002)	8,769	(7,856)
Loss before income taxes	(5,501)	—	(77,139)	—	(82,640)
Income tax expense (benefit)	129	—	(1,650)	—	(1,521)
Equity in earnings of subsidiaries	(76,463)	—	—	76,463	—
Loss from continuing operations	(82,093)	—	(75,489)	76,463	(81,119)
Discontinued operations, net of tax	—	—	(974)	—	(974)
Net loss	$(82,093)	$—	$(76,463)	$76,463	$(82,093)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Total revenues	$(28,114)	$—	$107,361	$—	$—	$79,247
Operations and maintenance	3	—	22,402	—	—	22,405
Taxes other than income	—	—	7,387	—	—	7,387
General and administrative	4,961	—	20,334	—	—	25,295
Depreciation, depletion and amortization	348	—	40,357	—	—	40,705
(Loss) income from operations	(33,426)	—	16,881	—	—	(16,545)
Interest expense, net	(9,700)	—	(2)	—	—	(9,702)
Other non-operating income	4,384	—	4,592	—	(8,976)	—
Other non-operating expense	(3,703)	—	(6,131)	—	8,976	(858)
(Loss) income before income taxes	(42,445)	—	15,340	—	—	(27,105)
Income tax benefit	(185)	—	(1,565)	—	—	(1,750)
Equity in earnings of subsidiaries	28,011	—	—	—	(28,011)	—
Loss from continuing operations	(14,249)	—	16,905	—	(28,011)	(25,355)
Discontinued operations, net of tax	(47,355)	—	11,115	(9)	—	(36,249)
Net (loss) income	$(61,604)	$—	$28,020	$(9)	$(28,011)	$(61,604)

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Consolidating Entries	Total
	($ in thousands)
Net cash flows (used in) provided by operating activities	$(10,873)	$—	$46,103	$—	$35,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(337)	—	(44,568)	—	(44,905)
Proceeds from sale of short-term investments	153,980	—	—	—	153,980
Net cash flows provided by (used in) investing activities	153,643	—	(44,568)	—	109,075
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	66,600	—	—	—	66,600
Repayment of long-term debt	(185,200)	—	—	—	(185,200)
Payments for derivative contracts	(1,885)	—	—	—	(1,885)
Repurchase of common units	(3,046)	—	—	—	(3,046)
Distributions to members and affiliates	(21,123)	—	—	—	(21,123)
Net cash flows used in financing activities	(144,654)	—	—	—	(144,654)
Net cash flows used in discontinued operations	—	—	(974)	—	(974)
Net (decrease) increase in cash and cash equivalents	(1,884)	—	561	—	(1,323)
Cash and cash equivalents at beginning of period	2,686	1	(1,344)	—	1,343
Cash and cash equivalents at end of period	$802	$1	$(783)	$—	$20

EAGLE ROCK ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014

	Parent Issuer	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Investments	Consolidating Entries	Total
	($ in thousands)
Net cash flows provided by operating activities	$2,594	$—	$23,080	$—	$—	$25,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	4	—	(63,793)	—	—	(63,789)
Net cash flows provided by (used in) investing activities	4	—	(63,793)	—	—	(63,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	315,150	—	—	—	—	315,150
Repayment of long-term debt	(252,950)	—	—	—	—	(252,950)
Payment of debt issuance cost	(410)	—	—	—	—	(410)
Payments for derivative contracts	(3,425)	—	—	—	—	(3,425)
Repurchase of common units	(1,084)	—	—	—	—	(1,084)
Distributions to members and affiliates	(23,801)	—	—	—	—	(23,801)
Net cash flows provided by financing activities	33,480	—	—	—	—	33,480
Net cash flows (used in) provided by discontinued operations	(34,973)	—	40,251	22	—	5,300
Net increase (decrease) in cash and cash equivalents	1,105	—	(462)	22	—	665
Cash and cash equivalents at beginning of period	1,237	1	(1,389)	227	—	76
Cash and cash equivalents at end of period	$2,342	$1	$(1,851)	$249	$—	$741

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as defined by federal securities laws. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those implied or expressed by the forward-looking statements. Except as required by law, we do not assume any obligation to update such forward-looking statements following the date of this report. For a complete description of known material risks, please read our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K") and in "Part II. Item 1A. Risk Factors," as well as any other risks described elsewhere in this report. These factors include but are not limited to:

•	Risks related to the Merger (as defined below);

•	Drilling and geological/exploration risks;

•	Assumptions regarding oil and natural gas reserve levels and costs to exploit and timing of development;

•	Volatility or continued low or further declining commodity prices;

•	Ability to make favorable acquisitions and integrate operations from such acquisitions;

•	Our existing indebtedness;

•	Hedging activities;

•	Ability to obtain credit and access capital markets;

•	Ability to remain in compliance with the covenants set forth in our revolving credit facility;

•	Conditions in the securities and/or capital markets;

•	Availability and cost of processing and transporting of natural gas liquids ("NGLs");

•	Competition in the oil and natural gas industry;

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

•
Tax risk associated with pass-through investment, including proposed qualifying income regulations, potential reduction in tax shield or creation of phantom income in the event distributions are not enough to support the tax burden; and

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

Results Overview

We are a domestically focused, growth-oriented, publicly traded Delaware master limited partnership engaged in developing and producing oil and natural gas property interests. Our interests include operated and non-operated wells located in the Mid-Continent (which includes areas in Oklahoma, Arkansas and the Texas Panhandle); Alabama (which also includes one treating facility and one natural gas processing plant and related gathering system); Permian (which includes areas in West Texas); East Texas; South Texas; and Mississippi.

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
A portion of the consideration received for the Midstream Business Contribution included Regency common units. During the second quarter of 2015, Regency merged with Energy Transfer Partners, L.P. ("ETP") and the Regency common units were subsequently converted into ETP common units (the as-converted units collectively referred to with the original units as "Regency Common Units").
Results for the three and six months ended June 30, 2015, included the following:

•
revenues, excluding the impact of commodity risk management gains (losses), were $33.2 million and $62.7 million for the three and six months ended June 30, 2015, respectively, compared to $52.1 million and $107.4 million for the three and six months ended June 30, 2014, respectively;

•
commodity risk management losses were $11.5 million for the three months ended June 30, 2015 and commodity risk management gains were $11.1 million for the six months ended June 30, 2015, compared to commodity risk management losses of $18.1 million and $28.1 million for the three and six months ended June 30, 2014, respectively;

•
no impairment charge for the three months ended June 30, 2015 and a $68.3 million impairment charge for the six months ended June 30, 2015, compared to no impairment charges for each of the three and six months ended June 30, 2014;

•
operating losses were $20.2 million and $73.5 million for the three and six months ended June 30, 2015, respectively, compared to operating losses of $12.8 million and $16.5 million for the three and six months ended June 30, 2014, respectively;

•	average daily production was 81 MMcfe/d for the six months ended June 30, 2015, compared to 72 MMcfe/d for the six months ended June 30, 2014; and

•
capital expenditures were $22.1 million and $49.1 million for the three and six months ended June 30, 2015, respectively, compared to $36.1 million and $76.9 million for the three and six months ended June 30, 2014, respectively.

Recent Developments

On May 21, 2015, we announced an Agreement and Plan of Merger (the "Merger Agreement") with Vanguard Natural Resources, LLC ("Vanguard"), pursuant to which a subsidiary of Vanguard will merge into the Partnership (the "Merger"). As a result of the Merger, the Partnership will become a wholly owned indirect subsidiary of Vanguard. The transaction, which has been approved by the boards of directors of our general partner and Vanguard, will be a tax-free unit-for-unit transaction with an exchange ratio of 0.185 Vanguard common units per Eagle Rock Energy common unit and Vanguard's assumption of Eagle

Rock Energy's net debt. Eagle Rock Energy and Vanguard will coordinate to ensure that each Eagle Rock Energy unitholder receives, either from Eagle Rock Energy or Vanguard, a distribution for each month leading up to the Merger. The Merger is subject to customary closing conditions, including the approval by both Vanguard and Eagle Rock Energy unitholders of record as of August 6, 2015. Both unitholder meetings are scheduled for September 17, 2015.
Impairment

We did not record any impairment charges during the three months ended June 30, 2015. We recorded an impairment charge of $68.3 million during the six months ended June 30, 2015 related to certain proved properties in our Mid-Continent, East Texas and Permian regions primarily due to lower commodity prices. During the three and six months ended June 30, 2014, we recorded an impairment charge of $2.1 million in our Midstream Business due to the loss of two customers. Impairment charges related to our Midstream Business have been recorded as part of discontinued operations within the statements of operations. Absent significant increases during the remainder of 2015, the lower oil and natural gas prices experienced in the second half of 2014 and the current year will continue to impact our proved reserves adversely as the prices used for such estimates under SEC rules are based on the trailing 12-month unweighted average prices. Lower prices used in estimating proved reserves may result in a reduction in volumes due to economic limits or render undeveloped reserves non-economic, which in turn, without significant additions to proved reserves, may cause us to incur additional impairment charges in the future, which could have a material adverse effect on our results of operations and financial position in the periods in which such charges are taken.

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

RESULTS OF OPERATIONS

Summary of Consolidated Operating Results

Below is a table of a summary of our consolidated operating results for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Revenues:
Oil and condensate	$18,234	$26,493	$31,563	$53,627
Natural gas	7,936	12,899	16,510	27,498
NGLs	4,911	10,247	10,030	21,713
Sulfur	2,131	2,328	4,622	4,213
Commodity risk management gains (losses), net	(11,535)	(18,081)	11,065	(28,114)
Other revenue	(11)	158	(2)	310
Total revenue	21,666	34,044	73,788	79,247
Costs and expenses:
Operations and maintenance	12,754	10,907	22,836	22,405
Taxes other than income	1,338	3,596	2,726	7,387
General and administrative	11,406	12,005	22,395	25,295
Impairment	—	—	68,344	—
Depreciation, depletion and amortization	16,390	20,299	31,035	40,705
Total costs and expenses	41,888	46,807	147,336	95,792
Operating loss	(20,222)	(12,763)	(73,548)	(16,545)
Other (expense) income:
Interest expense, net	(2,121)	(4,948)	(4,439)	(9,702)
Interest rate risk management gains (losses), net	964	(571)	(2,102)	(861)
Loss on short-term investments	(3,750)	—	(5,754)	—
Other income, net	1,068	2	3,203	3
Total other expense	(3,839)	(5,517)	(9,092)	(10,560)
Loss before income taxes	(24,061)	(18,280)	(82,640)	(27,105)
Income tax benefit	(695)	(885)	(1,521)	(1,750)
Loss from continuing operations	(23,366)	(17,395)	(81,119)	(25,355)
Discontinued operations, net of tax	(8)	(25,646)	(974)	(36,249)
Net loss	$(23,374)	$(43,041)	$(82,093)	$(61,604)
Adjusted EBITDA(a)	$25,701	$24,899	$51,251	$50,995
________________________

(a)	Adjusted EBITDA is not a measure calculated in accordance with GAAP. See "—Liquidity and Capital Resources — Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Realized average prices:
Oil and condensate (per Bbl)	$49.61	$88.21	$44.04	$86.85
Natural gas (per Mcf)	$2.37	$4.38	$2.56	$4.66
NGLs (per Bbl)	$14.61	$35.38	$15.11	$38.55
Sulfur (per Long ton)	$87.55	$91.09	$95.91	$84.22
Production volumes:
Oil and condensate (Bbl)	367,533	300,330	716,754	617,456
Natural gas (Mcf)	3,343,594	2,943,718	6,453,828	5,895,866
NGLs (Bbl)	336,226	289,639	663,707	563,312
Total (Mcfe)	7,566,148	6,483,532	14,736,594	12,980,474
Sulfur (Long ton)	24,342	25,554	48,189	50,015

Capital expenditures ($ in thousands)	$22,076	$36,106	$49,079	$76,941

Production Revenues. For the three and six months ended June 30, 2015, our production revenues, which exclude commodity risk management gains (losses), decreased by $18.9 million and $44.6 million, respectively, as compared to the three and six months ended June 30, 2014.  The decrease in production revenues for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due to lower realized commodity prices and sulfur volumes, partially offset by higher oil, natural gas and NGL volumes. The decrease in production revenues for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to lower realized oil, natural gas and NGL prices and lower sulfur revenues, partially offset by higher oil, natural gas and NGL volumes and higher sulfur prices.

Production volumes during the three and six months ended June 30, 2015 were positively impacted by strong production from both operated and non-operated wells drilled since June 30, 2014.

In April 2015, we completed a scheduled turnaround of our Big Escambia Creek facility to make certain equipment repairs and routine inspections of equipment. The turnaround took approximately 12 days to complete. We estimate the net revenue impact of the lost production was approximately $1.1 million and the net turnaround expense was approximately $3.4 million. The turnaround reduced our production in the three months ended June 30, 2015 by approximately 19 MBbls of oil, 39 MMcf of residue gas, 9 MBbls of NGLs and 2,100 long ton of sulfur.

Commodity Risk Management Gains (Losses), net. During the three months ended June 30, 2015, losses in our commodity derivative portfolio decreased by $6.5 million as compared to the three months ended June 30, 2014. During the six months ended June 30, 2015, gains in our commodity derivative portfolio increased by $39.2 million as compared to the six months ended June 30, 2014. During the three and six months ended June 30, 2015, our gains due to the change in the mark-to-market value of our derivative contracts decreased $8.8 million and increased $6.4 million, respectively, as compared to the three and six months ended June 30, 2014 primarily due to decreases in prices on the natural gas, NGL and crude oil forward curves. Our commodity risk management gains from derivative contracts that settled during the three and six months ended June 30, 2015 increased by $15.3 million and $32.8 million, respectively, compared to the three and six months ended June 30, 2014. This increase was due to lower natural gas, NGL and crude oil index prices in relation to the strike prices of our settled contracts as compared to the same period in the prior year.

Given the uncertainty surrounding future commodity prices, and the general inability to predict future commodity prices as they relate to the strike prices at which we have hedged our exposure, it is difficult to predict the magnitude and impact that marking our hedges to market will have on our income from operations in future periods.

Operations and Maintenance. Operations and maintenance expenses increased by $1.8 million and $0.4 million, respectively, for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.  The increase was primarily due to the expenses incurred for the turnaround of our Big Escambia Creek facility (discussed above) and increases due to additional wells drilled, partially offset by decreased lease operating expenses and lower expenses related to workovers.

Taxes Other Than Income. Taxes other than income, which includes severance and ad valorem taxes, for the three and six months ended June 30, 2015, decreased by $2.3 million and $4.7 million, respectively, as compared to the three and six months ended June 30, 2014. The decrease was primarily due to lower estimated severance taxes resulting from decreased production revenue.

General and Administrative Expenses. General and administrative expenses decreased by $0.6 million and $2.9 million, respectively, for the three and six months ended June 30, 2015 as compared to the same period in 2014. This decrease was primarily due to lower compensation and benefit expenses due to the reduction in headcount as a result of the Midstream Business Contribution and lower equity-based compensation expense due to an increases made to the estimated forfeiture rate during 2014. The forfeiture rate is used to calculate the amount of equity-based compensation expense. These declines were offset by approximately $2.6 million of professional fees incurred during the three and six months ended June 30, 2015 related to the potential merger with Vanguard.
Depletion, Depreciation and Amortization. Depletion, depreciation and amortization expense decreased by $3.9 million and $9.7 million, respectively, for the three and six months ended June 30, 2015 as compared to the same period in the prior year.  The decrease was primarily a result of the impairment charges recorded during fourth quarter of 2014 and the first quarter of 2015.

Impairment. During the six months ended June 30, 2015, we incurred an impairment charge of $68.3 million related to certain proved properties in our Mid-Continent, East Texas and Permian regions primarily due to lower commodity prices. We did not incur an impairment charge during the three months ended June 30, 2015 and the three and six months ended June 30, 2014.

Interest Expense, Net. Interest expense decreased by $2.8 million and $5.3 million, respectively, during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.  Interest expense is shown before the impact of our interest rate derivatives, which convert a portion of our outstanding debt from variable-rate interest obligations to fixed-rate interest obligations.  The decrease in interest expense is primarily due to the repayment of borrowings outstanding under our revolving credit facility.

Interest Rate Risk Management Gains (Losses), Net. During the three and six months ended June 30, 2015, our interest rate risk management losses decreased by $1.5 million and increased by $1.2 million, respectively, as compared to the three and six months ended June 30, 2014 due to changes in the forward interest rate curve.

Loss on Short-Term Investments. During the three and six months ended June 30, 2015, we incurred losses on the sales of the common units we held as short-term investments (see Note 2 to the unaudited condensed consolidated financial statements).

Other Income, Net. During the three and six months ended June 30, 2015, we received distributions of $1.0 million and $3.2 million, respectively, related to common units we held as short-term investments.

Income Tax Benefit. Income tax benefit for 2015 and 2014 relates to (i) state taxes due by us and (ii) federal taxes due by Eagle Rock Energy Acquisition Co., Inc. and Eagle Rock Energy Acquisition Co. II, Inc. and their wholly-owned subsidiary corporations, Eagle Rock Upstream Development Company, Inc. and Eagle Rock Upstream Development Company II, Inc., all of which are subject to federal income taxes.

Discontinued Operations, Net of Tax. On July 1, 2014, we completed our Midstream Business Contribution to Regency and the operations related to our Midstream Business have been classified as discontinued. See Note 16 to the unaudited condensed consolidated financial statements for the major line items that comprise discontinued operations.

Capital Expenditures.  Capital expenditures decreased by $14.0 million and $27.9 million, respectively, for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. The decrease in capital expenditures was primarily due to decreased spending on our drilling program.

During the three months ended June 30, 2015, we participated in thirteen gross (1.2 net) non-operated wells in the Mid-Continent region. We did not drill and complete any operated wells. Additionally, during the three months ended June 30, 2015, we conducted one gross (0.6 net) capital workover.

Adjusted EBITDA

Adjusted EBITDA, as defined under "— Non-GAAP Financial Measures," from continuing operations increased by $0.8 million from $24.9 million for the three months ended June 30, 2014 to $25.7 million for the three months ended June 30, 2015. Adjusted EBITDA from continuing operations increased by $0.3 million from $51.0 million for the six months ended June 30, 2014 to $51.3 million for the six months ended June 30, 2015. The following table presents the changes in operations impacting Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Revenues (a)	$33,258	$52,124	$(18,866)	$62,906	$107,354	$(44,448)
Commodity derivative settlements	13,135	(2,176)	15,311	27,505	(5,314)	32,819
Operating expenses	14,092	14,503	(411)	25,562	29,792	(4,230)
General and administrative expenses (b)	7,645	10,546	(2,901)	16,777	21,253	(4,476)
Distributions received on short-term investments	1,045	—	1,045	3,179	—	3,179
Adjusted EBITDA (c)	$25,701	$24,899	$802	$51,251	$50,995	$256
_________________________

(a)	Excludes the impact of imbalances.

(b)
Excludes non-cash compensation charges related to our long-term incentive program and other non-recurring charges incurred during the three and six months ended June 30, 2015 related to the potential merger with Vanguard.

(c)	Adjusted EBITDA is not a measure calculated in accordance with GAAP. See "— Non-GAAP Financial Measures" for a definition and reconciliation to GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our sources of liquidity have included cash generated from operations, issuances of equity and debt securities, borrowings under our Credit Agreement (as defined below) and asset sales. Our primary cash requirements have included general and administrative expenses, operating expenses, maintenance and growth capital expenditures, short-term working capital needs, interest payments on our outstanding debt, distributions to our unitholders and acquisitions of new assets or businesses.

In connection with the consummation of the Midstream Business Contribution, we were able to improve our liquidity position by paying down our borrowings under our Credit Agreement, resulting in increased borrowing availability, and exchanging $498.9 million of our 8.375% Senior Notes due 2019 (the "Senior Notes"), resulting in significantly decreased debt levels. In addition, we received 8,245,859 Regency common units as part of the consideration received for the Midstream Business Contribution. As of June 30, 2015, we have sold all of the units received as consideration for the Midstream Business Contribution.
We believe that our improved liquidity position as a result of the Midstream Business Contribution and our historical sources of liquidity will be sufficient to satisfy our short-term liquidity needs and to fund our committed capital expenditures for at least the next twelve months. Absent the Merger, our growth strategy entails pursuing attractive upstream acquisitions and organic drilling opportunities. We may utilize any of various available financing sources, including liquidity from the consummation of the Midstream Business Contribution, proceeds from the issuance of equity or debt securities or borrowings under our Credit Agreement to fund all or a portion of our potential acquisitions and organic growth expenditures. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and our financial condition.

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

We anticipate that our capital expenditures for the remainder of 2015 will be approximately $34.6 million, of which we expect approximately $20.0 million to be categorized as maintenance capital expenditures and $14.6 million to be categorized as growth capital expenditures.

Our capital expenditures were approximately $22.1 million and $49.1 million for the three and six months ended June 30, 2015, respectively, of which $10.1 million and $20.4 million were related to maintenance capital expenditures and $12.0 million and $28.7 million were related to growth capital expenditures.

In order to lower sulfur dioxide ("SO2") emissions from our Big Escambia Creek facility, as required by our existing air emissions permit, our operating subsidiary initiated the first phase of an SO2 emissions reduction project at our Big Escambia Creek facility in December 2011. This phase of the project involved adding a Superclaus reactor to the existing sulfur recovery unit to achieve the desired reduction in SO2 emissions. The new unit began operations on December 17, 2012, and through June 30, 2015 had resulted in increased sulfur production and reductions in SO2 emissions to levels within the required permitted levels.

The second and final phase of our SO2 emissions reduction project involves replacing or upgrading certain components of our existing sulfur recovery unit at the Big Escambia Creek facility. This phase is designed to improve the operational reliability of the processing facility, further increase the quantity of marketable sulfur recovered from the inlet gas stream, reduce the frequency of facility turnarounds, extend the facility's operating life and achieve cost savings across our operations in Alabama. In the first of these planned upgrades, we expect to replace the incinerator portion of the sulfur recovery unit in 2020 at a cost of approximately $7 million net to our interest. The facility will require further upgrades to repair or replace certain sulfur recovery unit components beyond 2020.

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

Revolving Credit Facility

On October 10, 2014, we entered into the Fifth Amendment (the "Fifth Amendment") to our Amended and Restated Credit Agreement (as amended, the "Credit Agreement"). The Fifth Amendment, among other items, provided for current commitments totaling $320 million, with the ability to increase commitments up to a total aggregate amount of $1.2 billion. The Fifth Amendment coincided with the semi-annual borrowing base redetermination by our commercial lenders and extended the maturity to October 2019. In addition, as a result of the completion of the Midstream Business Contribution, our borrowing base under the Credit Agreement is now strictly based on the value of our oil and natural gas properties and our commodity derivative contracts. The recent decline in oil and natural gas prices impacted the value of our estimated proved reserves and, in turn, the market value used by our lenders to determine our borrowing base. Accordingly, on April 1, 2015, our commercial lenders reduced our borrowing base from $320 million to $270 million as part of our regularly scheduled semi-annual redetermination. As of June 30, 2015, based on our current borrowings, we had approximately $176.0 million of availability under the Credit Agreement.
For a further discussion of our Credit Agreement and current availability, see Note 7 to our unaudited condensed consolidated financial statements.

Senior Unsecured Notes
On July 1, 2014, as part of the Midstream Business Contribution, $498.9 million face amount of newly issued Regency unsecured senior notes due 2019 were exchanged for $498.9 million face amount of the Senior Notes. As of June 30, 2015, only $51.1 million face amount of the Senior Notes remained outstanding.
Debt Covenants
The Credit Agreement requires us to maintain certain leverage and current ratios. As of June 30, 2015, we were in compliance with all of our debt covenants. The following table presents the debt covenant levels specified in the Credit Agreement and the actual covenant ratios as of June 30, 2015:

	Debt Covenant	Actual Covenant Ratio as of June 30, 2015
Total leverage ratio	< 4.0x	1.2
Current ratio	> 1.0x	4.3

Our long-term target is to maintain our ratio of total outstanding debt to Adjusted EBITDA, or "total leverage ratio," at or below 3.5 to 1.0 on a long-term basis, while acknowledging that at times this ratio may exceed our targeted levels, particularly following acquisitions or major development projects.

Our Senior Notes that did not exchange as part of the Midstream Business Contribution remain outstanding under an amended indenture with substantially all of the restrictive covenants and certain events of default eliminated. At June 30, 2015, we were in compliance with the covenants under the Credit Agreement and our Senior Notes indenture.

For a further discussion of the Senior Notes, see Note 7 to our unaudited condensed consolidated financial statements.

Common Unit Repurchase Program
On October 27, 2014, we announced a common unit repurchase program of up to $100 million through which we may, at our discretion, repurchase outstanding common units from time to time at prevailing prices on the open market or in privately negotiated transactions. The program commenced following the filing of our Quarterly Report on Form 10-Q for the quarter ending September 30, 2014 and will conclude by March 31, 2016. The repurchase program does not obligate us to acquire any, or any specific number of, units and may be discontinued at any time. We have cancelled, and will continue to cancel, units repurchased under the repurchase program. We have funded repurchases with the proceeds of our sales of Regency Common Units. As of June 30, 2015, a total of 8,627,471 of our common units had been repurchased under this program for approximately $21.8 million. In order to preserve liquidity for potential acquisition opportunities, we have not repurchased any units since January 27, 2015.

Equity Offerings

On May 31, 2012, we announced a program through which we may issue common units, from time to time, with an aggregate market value of up to $100 million. We are under no obligation to issue equity under the program. We have used the net proceeds from prior sales (and intend to use the net proceeds from any future sales) under the program for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. As of June 30, 2015, a total of 1,521,086 units had been issued under this program for net proceeds of approximately $12.9 million. No sales were made under the program during the three and six months ended June 30, 2015. The last time units were issued under this program was in 2013.

Cash Flows

Cash Distributions

On January 26, 2015, we declared our fourth quarter 2014 cash distribution of $0.07 per unit to our common unitholders of record as of the close of business on February 6, 2015 (excluding certain restricted common unit grants). The distribution was paid on February 13, 2015.

On April 21, 2015, we declared our first quarter 2015 cash distribution of $0.07 per unit to our common unitholders of record as of close of business on May 8, 2015 (excluding certain ineligible restricted common units). The distribution was paid on May 15, 2015.

On July 21, 2015, we declared our second quarter 2015 cash distribution of $0.07 per unit to our common unitholders of record as of close of business on August 6, 2015 (excluding certain ineligible restricted common units). The distribution will be paid on August 14, 2015.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. As of June 30, 2015, working capital was a positive $24.6 million as compared to a positive $189.6 million as of December 31, 2014.

The net decrease in working capital of $165.0 million from December 31, 2014 to June 30, 2015, resulted primarily from the following factors:

•	short-term investments decreased by $153.4 million as a result of selling all remaining common units received from the Midstream Business Contribution;

•	trade accounts receivable decreased by $12.5 million, primarily from the timing of the receipt of payments;

•
risk management net working capital balance decreased by $8.6 million as a result of changes in the current portion of mark-to-market unrealized positions as a result of decreases to the forward natural gas, oil and NGL price curves; and

•	cash and cash equivalents decreased by $1.3 million primarily due to the timing of payments and the receipt of cash.

The decrease was partially offset by:

•	accounts payable decreased by $8.2 million primarily as a result of the timing of payments of unbilled expenditures;

•	prepayment and other current assets increased by $1.7 million primarily due to the payment of insurance premiums; and

•	accrued liabilities decreased by $1.0 million primarily as a result of lower interest and compensation accruals.

Cash Flows for the Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

Cash Flow from Operating Activities. Cash flows from operating activities increased $9.6 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The increase was driven by the:

•	timing of cash payments and cash receipts; and

•	increased commodity risk management settlements, offset by a decline in commodity revenues due to lower commodity prices.

Cash Flows from Investing Activities. Cash flows provided by investing activities increased $172.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was due to proceeds from the sale of common units and lower capital expenditures.

Cash Flows from Financing Activities. Cash flows used in financing activities increased $178.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

The increase was driven by:

•	increase in net repayments of long-term debt of $180.8 million; and

•	increased repurchases of common units of $2.0 million.

This increase was partially offset by:

•	decreased distributions of $2.7 million;

•	proceeds from derivative contracts decreased by $1.5 million; and

•	decreased debt issuance costs of $0.4 million.

Hedging Strategy

We use a variety of hedging instruments such as fixed-price swaps, costless collars and put options to manage our risks related to our commodity price and interest rate exposure. At times our hedging strategy may involve adjusting strike prices of existing hedges to better reflect current market conditions or to meet other corporate objectives.  To the extent we adjust the prices upward, these transactions increase our exposure to the counterparties through which we execute the hedges. In addition, we may also terminate or unwind hedges or portions of hedges when the expected future volumes do not support the level of hedges or otherwise. Terminations or unwinds of hedge transactions will negatively impact our liquidity in the event that the hedged price is greater than the current futures price such that we are required to pay the present value of the difference between the hedged price and the current futures price. The inverse is true in the event that the hedged price is less than the current futures price.

For further description of our hedging activity, see Notes 10 and 11 to our unaudited condensed consolidated financial statements.

OFF-BALANCE SHEET OBLIGATIONS

We had no off-balance sheet transactions or obligations as of June 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, please see Note 3 of our unaudited condensed consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

We include in this report Adjusted EBITDA, a financial measure not calculated in accordance with GAAP. We provide reconciliations of this non-GAAP financial measure to its most directly comparable financial measures as calculated and presented in accordance with GAAP.

We define Adjusted EBITDA as net income (loss) plus or (minus) income tax provision (benefit); interest-net, including (gains) and losses from interest rate risk management instruments that settled during the period and other expense; depreciation, depletion and amortization expense; impairment expense; other operating and general and administrative expense, non-recurring, including certain expenses incurred in connection with our potential merger with Vanguard; other non-cash operating and general and administrative expenses, including non-cash compensation related to our equity-based compensation program; (gains) and losses on commodity and interest rate risk management related instruments; gains and (losses) from risk management instruments that settled during the period; (gains) losses on non-cash mark-to-market imbalances; (gains) losses on discontinued operations; losses on short-term investments; and other (income), excluding distributions received on short-term investments.

We use Adjusted EBITDA as a measure of our core profitability to assess the financial performance of our assets. Adjusted EBITDA is also used as a supplemental financial measure by external users of our financial statements such as investors, commercial banks and research analysts.  For example, the compliance covenant used by our lenders under our Credit Agreement, which is designed to measure our viability and our ability to perform under the terms of our Credit Agreement, uses a variant of our Adjusted EBITDA.  We believe that investors benefit from having access to the same financial measures that our management team uses in evaluating performance.  Adjusted EBITDA is useful in determining our ability to sustain or increase distributions. By excluding non-cash, mark-to-market gains and losses, which represent the change in fair market value of our executed risk management instruments and is independent of our assets’ performance or cash flow generating ability, we believe Adjusted EBITDA provides additional information on our ability to generate cash sufficient to pay interest costs, support our level of indebtedness, make cash distributions to our unitholders and general partner and finance our maintenance capital expenditures. We further believe that Adjusted EBITDA also provides additional information on the underlying performance of our operating assets by isolating the performance of our operating assets from the impact of an unrealized, non-cash measure designed to describe the fluctuating inherent value of a financial asset. Similarly, by excluding the impact of non-recurring discontinued operations, Adjusted EBITDA provides users of our financial statements additional information on our current assets’ cash generation ability, independent from assets that are no longer a part of our operations. Our Adjusted EBITDA definition may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as us.

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

Adjusted EBITDA should not be considered an alternative to net income, cash flows provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

The following table provides a reconciliation of Adjusted EBITDA to net cash flows provided by operating activities and net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Reconciliation of Adjusted EBITDA to net cash flows provided by operating activities and net loss:
Net cash flows provided by operating activities	$20,503	$2,077	$35,230	$25,674
Add (deduct):
Discontinued operations, net of tax	(8)	(25,646)	(974)	(36,249)
Depreciation, depletion, amortization and impairment	(16,390)	(20,299)	(99,379)	(40,705)
Amortization of debt issuance costs	(282)	(610)	(546)	(1,269)
Gain (loss) from risk management activities, net	(10,571)	(18,652)	8,963	(28,975)
Settlement of risk management instruments	(13,135)	2,176	(27,505)	5,314
Other	(406)	(1,375)	(1,375)	(3,903)
Loss on short-term investments	(3,750)	—	(5,754)	—
Accounts receivable and other current assets	(2,567)	3,998	(4,753)	24,728
Accounts payable and accrued liabilities	3,235	12,223	13,225	(7,208)
Other assets and liabilities	(3)	3,067	775	989
Net loss	(23,374)	(43,041)	(82,093)	(61,604)
Add (deduct):
Interest expense, net	3,066	6,663	6,324	13,124
Depreciation, depletion, amortization and impairment	16,390	20,299	99,379	40,705
Income tax benefit	(695)	(885)	(1,521)	(1,750)
EBITDA	(4,613)	(16,964)	22,089	(9,525)
Add (deduct):
(Gain) loss from risk management activities, net	10,571	18,652	(8,963)	28,975
Settlement of risk management instruments	12,190	(3,893)	25,620	(8,739)
Restricted unit compensation expense	1,144	1,459	3,000	4,042
Non-cash mark-to-market imbalances	57	(1)	183	(7)
Discontinued operations, net of tax	8	25,646	974	36,249
Losses on short-term investments	3,750	—	5,754	—
Other income	(23)	—	(23)	—
Other (a)	2,617	—	2,617	—
ADJUSTED EBITDA	$25,701	$24,899	$51,251	$50,995
________________________

(a)	Includes $2.6 million of non-recurring general and administrative expenses incurred during the three and six months ended June 30, 2015 related to potential merger with Vanguard.

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

We frequently use financial derivatives, which may include swaps, puts and call options, among others, to reduce our exposure to commodity price risk. These hedges are only intended to mitigate our commodity price risk.

As of June 30, 2015, our commodity hedge portfolio totaled a net asset position of $80.7 million, consisting of assets aggregating $80.8 million and $0.2 million of liabilities. For additional information about our hedging activities and related fair values, see Notes 10 and 11 to our unaudited condensed consolidated financial statements.

Interest Rate Risk

We are exposed to variable interest rate risk as a result of borrowings under our Credit Agreement. To mitigate our interest rate risk, we have entered into an interest rate swap that eliminates interest rate variability by effectively converting LIBOR-based variable-rate payments to fixed-rate payments. Amounts received or paid under this swap were recorded as reductions or increases in interest expense.

As of June 30, 2015, the fair value liability of this swap was approximately $6.0 million. For additional information about our swap and related fair value, see Notes 10 and 11 to our unaudited condensed consolidated financial statements.

As of June 30, 2015, the notional amount of our interest rate swap was in excess of the outstanding borrowings under our Credit Agreement by approximately $81.0 million. Absent any change to our near-term borrowing expectations, we may evaluate lowering the notional amount.

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

Our derivative counterparties at June 30, 2015 included Wells Fargo Bank, N.A., Comerica Bank, Bank of America Merrill Lynch, J. Aron & Company (an affiliate of Goldman Sachs), ING Capital Markets LLC, Regions Financial Corporation and CITIBANK, N.A.

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

In May and June 2015, alleged Eagle Rock unitholders filed two derivative and class action lawsuits in the District Court of Harris County, Texas (the "state lawsuits"). An additional class action lawsuit was filed in June by another alleged Eagle Rock unitholder in the United States District Court for the Southern District of Texas (the "federal lawsuit" and, together with the state lawsuits, the "lawsuits"). The lawsuits name us, our general partner, our general partner's general partner, our board of directors, Vanguard, and Talon Merger Sub, LLC, a wholly owned indirect subsidiary of Vanguard, as defendants. Plaintiffs in the lawsuits allege a variety of causes of action challenging the Merger, including alleged breaches of fiduciary or contractual duties and alleged aiding and abetting these alleged breaches of duty. The lawsuits allege that the Merger (a) provides inadequate consideration to our unitholders, (b) is not subject to minority unitholder approval due to (i) the absence of a majority-of-the-minority vote requirement and (ii) the voting and support agreement between Vanguard, Natural Gas Partners VIII, L.P., and certain of its affiliates, (c) contains contractual terms (e.g., the no-solicitation, matching rights, and termination fee provisions) that will dissuade other potential merger partners from making alternative proposals and (d) does not include a collar to protect our unitholders against declines in Vanguard’s unit price. The federal lawsuit also alleges that defendants have violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. In general, the federal lawsuit alleges that the registration statement filed in connection with the Merger fails, among other things, to disclose allegedly material details concerning (a) Eagle Rock’s and Vanguard’s financial and operational projections, (b) the analyses of the Merger conducted by Eagle Rock’s and Vanguard’s financial advisors, and (c) the background of the Merger. Based on these allegations, the lawsuits seek to enjoin us from proceeding with or consummating the Merger. To the extent that the Merger is consummated before injunctive relief is granted, the plaintiffs seek to have the Merger rescinded. The plaintiffs seek attorneys' fees, and the plaintiff in the federal lawsuit also seeks monetary damages. We believe that the lawsuits are without merit.

On July 30, 2015, a wholly owned subsidiary of ours received verbal notice from EPA Region 4 (“EPA”) of a proposed civil penalty under the Risk Management Program (“RMP”), 40 CFR Part 68, Clean Air Act §112(r)(7), concerning alleged violations at the Big Escambia Creek Gas Plant, a gas processing facility in Atmore, Alabama (the “Big Escambia Creek facility”). A contractor inspected the Big Escambia Creek Facility in April 2014 on behalf of EPA, and EPA identified certain potential violations under the RMP and the Emergency Planning and Community Right to Know Act (“EPCRA”), 40 CFR Parts 304, 307 and 372 (“EPCRA”). EPA proposed a penalty of approximately $106,000. Our wholly owned subsidiary is awaiting written notice from EPA, and is evaluating EPA's stated basis for the penalty and alleged violations, and EPA's calculation of the proposed penalty.

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

We are subject to litigation related to the Merger

We are subject to litigation related to the Merger, see "Part II. Item 1. Legal Proceedings" of this report. It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Merger or seek monetary relief from us. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent the consummation of the Merger. In addition, the cost to us defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources from day-to-day operations.

There can be no assurance that the Merger will be completed in the anticipated time frame, or at all. The failure to complete the Merger could adversely affect the price of our common units and otherwise have an adverse effect on us.

The completion of the Merger is not assured and is subject to a number of conditions and risks, including the risk that approval of the Merger by our unitholders and the risk that approval of the Vanguard common unit issuance by Vanguard unitholders is not obtained. If the Merger is not completed, or if there are significant delays in completing the merger, the trading price of our common units and our future business and financial results could be adversely affected.

A failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners. Accordingly, if the Merger is not completed, the price of our common units may be adversely affected.

In the event of a failed transaction, we will still have to pay certain costs associated with the Merger, which will be significant and will primarily consist of legal fees, accounting fees, financial printing and other related costs. These costs could adversely affect our operations and cash flows available for distributions to our unitholders.

In addition, pursuant to the Merger Agreement, in certain specified circumstances if the Merger is not consummated we may be required to pay Vanguard a termination fee in the amount of $20 million, which would adversely affect our operations and cash flows available for distributions to our unitholders.

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

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. Based on the proposed regulations, we do not expect that finalized regulations will affect our ability to qualify as a publicly traded partnership or the amount of our gross income that we are able to treat as qualifying income. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

Combining the Partnership and Vanguard may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The Partnership and Vanguard have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Vanguard’s ability to successfully combine and integrate our businesses. It is possible that the pending nature of the Merger and/or the integration process could result in the loss of key employees; higher than expected costs; diversion of Vanguard’s and our management’s attention; the disruption of either the Partnership or Vanguard’s ongoing businesses; or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, employees and other business partners or to achieve the anticipated benefits and cost savings of the

Merger. If Vanguard experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the Partnership and Vanguard will also divert management’s attention and resources. These integration matters could have an adverse effect on each of us and Vanguard during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings and other benefits of the Merger could be less than anticipated.
The value of the Merger consideration is subject to changes based on fluctuations in the value of Vanguard common units.
The market value of Vanguard common units will fluctuate during the period before the date of the special meeting of our unitholders to vote on approval of the Merger Agreement and will continue to fluctuate during the period prior to the effective time of the Merger, as well as thereafter.
Upon completion of the Merger, holders of our common units will have the right to receive 0.185 Vanguard common unit for each Eagle Rock Energy common unit. It is impossible to accurately predict the market price of Vanguard common units at the effective time and therefore impossible to accurately predict the value of the Vanguard common units that holders of our common units will receive in the Merger.
The market price of Vanguard common units after the Merger will continue to fluctuate and may be affected by factors different from those affecting our common units currently.
Upon completion of the Merger, holders of our common units will become holders of Vanguard common units. The market price of Vanguard common units may fluctuate significantly following consummation of the Merger and holders of our common units could lose some or all of the value of their investment in Vanguard common units. In addition, the stock market, particularly for companies in the oil and gas industry, has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, the Vanguard common units, regardless of Vanguard’s actual operating performance. In addition, Vanguard’s business differs in important respects from ours, and accordingly, the results of operations of the combined company and the market price of Vanguard common units after the completion of the Merger may be affected by factors different from those currently affecting the independent results of our operations and Vanguard’s operations.
Issuance and Sales of Vanguard common units before, at and after the completion of the Merger may cause the market price of Vanguard common units to fall.
The issuance of new Vanguard common units in connection with the Merger could have the effect of depressing the market price for Vanguard common units. In addition, holders of our common units may decide not to hold the Vanguard common units they will receive in the Merger, and holders of Vanguard common units prior to the consummation of the Merger may determine to sell such units prior to, or following, the Merger. Such sales of Vanguard common units could have the effect of depressing the market price for Vanguard common units, and such sales by our common unitholders in particular may take place promptly following the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to repurchases of common units during the three months ended June 30, 2015:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	—	—	78,227,181
May 1, 2015 - May 31, 2015	157,277	2.44	—	78,227,181
June 1, 2015 - June 30, 2015	—	—	—	78,227,181
Total	157,277	$2.44	—	78,227,181

The units not repurchased under the publicly announced program were surrendered by employees to pay tax withholding in connection with the vesting of restricted common units. As a result, we are including the units surrendered in the "Total Number of Units Purchased" column. For a description of our common unit repurchase program, please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Common Unit Repurchase Program.”

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

2.1***
Agreement and Plan of Merger by and among Vanguard Natural Resources, LLC, Talon Merger Sub, LLC, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P., dated as of May 21, 2015 (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

2.2***
Voting and Support Agreement by and among Vanguard Natural Resources, LLC, Montierra Minerals & Production, L.P., Montierra Management LLC, Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., NGP Income Management L.L.C., Eagle Rock Holdings NGP 7, LLC, Eagle Rock Holdings NGP 8, LLC, ERH NGP 7 SPV, LLC, ERH NGP 8 SPV, LLC, NGP Income Co-Investment Opportunities Fund II, L.P., NGP Energy Capital Management, L.L.C., and, solely for the purpose of certain specified sections, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P., dated as of May 21, 2015 (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

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

10.1
Amendment, dated May 21, 2015, to Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.2
Amendment, dated May 21, 2015, to Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Roger A. Fox dated March 26, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.3
Amendment, dated May 21, 2015, to Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert M. Haines (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.4
Amendment, dated May 21, 2015, to Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Charles C. Boettcher (incorporated by reference to Exhibit 10.4 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.5
Form of Restricted Unit Agreement for Officers under the Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on April 24, 2015).

10.6
Form of Performance Unit Agreement for Officers under the Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on April 24, 2015).

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2015.

EAGLE ROCK ENERGY PARTNERS, L.P.

By:	Eagle Rock Energy GP, L.P., its general partner

By:	Eagle Rock Energy G&P, LLC, its general partner

By:	/s/ ROBERT M. HAINES
Name:	Robert M. Haines
Title:	Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

2.1***
Agreement and Plan of Merger by and among Vanguard Natural Resources, LLC, Talon Merger Sub, LLC, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P., dated as of May 21, 2015 (incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

2.2***
Voting and Support Agreement by and among Vanguard Natural Resources, LLC, Montierra Minerals & Production, L.P., Montierra Management LLC, Natural Gas Partners VII, L.P., Natural Gas Partners VIII, L.P., NGP Income Management L.L.C., Eagle Rock Holdings NGP 7, LLC, Eagle Rock Holdings NGP 8, LLC, ERH NGP 7 SPV, LLC, ERH NGP 8 SPV, LLC, NGP Income Co-Investment Opportunities Fund II, L.P., NGP Energy Capital Management, L.L.C., and, solely for the purpose of certain specified sections, Eagle Rock Energy Partners, L.P. and Eagle Rock Energy GP, L.P., dated as of May 21, 2015 (incorporated by reference to Exhibit 2.2 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

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

10.1
Amendment, dated May 21, 2015, to Confidentiality and Noncompete Agreement by and between Eagle Rock Energy G&P, LLC and Joseph A. Mills dated August 3, 2012 (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).
.

10.2
Amendment, dated May 21, 2015, to Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Roger A. Fox dated March 26, 2012 (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.3
Amendment, dated May 21, 2015, to Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Robert M. Haines (incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.4
Amendment, dated May 21, 2015, to Confidentiality and Non-Solicitation Agreement by and between Eagle Rock Energy G&P, LLC and Charles C. Boettcher (incorporated by reference to Exhibit 10.4 of the registrant's current report on Form 8-K filed with the Commission on May 22, 2015).

10.5
Form of Restricted Unit Agreement for Officers under the Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed with the Commission on April 24, 2015).

10.6
Form of Performance Unit Agreement for Officers under the Amended and Restated Eagle Rock Energy Partners Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K filed with the Commission on April 24, 2015).

31.1*	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Reports by Joseph A. Mills in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Reports by Robert M. Haines in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.